Form 10-Q
period 2015-09-30
CUBESCAPE INC
filed 2015-11-12
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 333-201607

CUBESCAPE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1854 Oxford Avenue, Cardiff-by-the-Sea, California	92007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 613-6257

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies of communications to:
Blair Krueger, Esq. Kenneth Yonika, CPA Krueger LLP 7486 La Jolla Boulevard La Jolla, California 92037 (858) 405-7385

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      .  No  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

      .

Accelerated filer

      .

Non-accelerated filer

      .

Smaller reporting company

  X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes      .  No  X .

The number of shares of the registrant’s common stock outstanding as of November 12, 2015 was 9,000,000 shares.

CUBESCAPE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of CubeScape, Inc. at September 30, 2015 (unaudited) and December 31, 2014 (audited)	3

	Statements of Operations of CubeScape, Inc. for the three months and nine months ended September 30, 2015 (unaudited)	4

	Statements of Stockholders Deficit of CubeScape, Inc. for the period December 15, 2014 (inception) through December 31, 2014 (audited) and for the nine months ended September 30, 2015 (unaudited)	5

	Statement of Cash Flows of CubeScape, Inc. for the nine months ended September 30, 2015 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults upon Senior Securities	30

Item 4.	(Removed and Reserved)	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

Part I. Financial Information

Item 1.

Interim Financial Statements (unaudited)

CUBESCAPE, INC.

BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS

CURRENT ASSETS:
Prepaid expense	$888	$-
Total Current Assets	888	-

Property and Equipment, net	2,390	-

Intangible Assets, net	13,110	-

OTHER ASSETS:
Deferred offering costs	11,112	-
Total Other Assets	11,112	-

TOTAL ASSETS	$27,500	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$55,600	$-
Related party loan	4,500	-
Nonrelated party loans	12,710	610
TOTAL LIABILITIES	72,810	610

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,000,000 and 6,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	9,000	6,000
Additional paid in capital	21,000	-
Accumulated deficit	(75,310)	(6,610)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(45,310)	(610)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,500	$-

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2015 (unaudited)	For the nine months ended September 30, 2015 (unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Officer compensation	-	-
Development costs – internal use software	13,800	33,000
Administrative and other costs	15,600	27,200
Amortization and depreciation expense	3,000	8,500
Organization expense	-	-
Loss before income tax	32,400	68,700

Provision for income tax	-	-
Net loss	$(32,400)	$(68,700)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	9,000,000	8,835,165

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 15, 2014 (inception) shares issued for organization services – officers compensation	6,000,000	$6,000	$-	$-	$6,000

Net loss	-	-	-	(6,610)	(6,610)
Balance – December 31, 2014 (audited)	6,000,000	6,000	-	(6,610)	(610)

Shares issued for intangible and tangible assets – January 15, 2015	3,000,000	3,000	21,000	-	24,000

Net loss	-	-	-	(68,700)	(68,700)

Balance – September 30, 2015 (unaudited)	9,000,000	$9,000	$21,000	$(75,310)	$(45,310)

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2015 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(68,700)
Amortization	8,500
Shares issued for compensation	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(888)
Change in deferred offering expense	(11,112)
Change in accounts payable	55,600
Net Cash (Used in) Operating Activities	(16,600)
CASH FLOW FROM INVESTING ACTIVITIES	-
CASH FLOW FROM FINANCING ACTIVITIES:
Loans from nonrelated parties	12,100
Loan from related party	4,500
Net Cash Provided by Financing Activities	16,600
CHANGE IN CASH	-
CASH AT BEGINNING OF PERIOD	-
CASH AT END OF PERIOD	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-
Income taxes	$-

Non-cash investing and financing activities:
Stock issued for acquisition of tangible and intangible assets	$24,000

See Notes to Financial Statements.

CUBESCAPE, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on December 15, 2014 (date of inception) under the laws of the State of Nevada, as CubeScape, Inc.

Nature of operations

The Company is developing a branded product that utilizes panoramic vinyl wall graphics generated on a proprietary interactive design portal. The proprietary interactive portal is designed to assist the consumer or end-user in creating wall or cubicle panel art, upgrading and/or enhancing plain home, office and cubicle work space with a new approach to workplace aesthetics. The Company’s product will consist of high resolution wall graphics made from professional art, designs, stock-photos and/or user (consumer) provided images that are integrated into unique backdrop. Graphics will be constructed of quality vinyl and low-tack adhesive for ease of application and replacement but durable.

Interim financial statements (September 30, 2015 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the financial statements of the Company for the period ended December 31, 2014 and notes thereto contained in the Company’s registration statement filed on Form S-1 declared effective on October 14, 2015.

Year end

The Company’s year-end is December 31.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the consumer; (3) the amount of fees to be paid by the consumer is fixed or determinable; and (4) the collection of our fees or product revenue is probable.

The Company will record revenue when it is realizable and earned and product have been shipped to the consumers or that our service has been rendered to the consumer.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the three months or nine months ended September 30, 2015, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and September 30, 2015 (unaudited), respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, deferred offering costs and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, the Financial Accounting Standards Board (the “FASB”) acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes

The Company follows ASC Topic 740 for recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change.

Deferred income tax may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2014 and September 30, 2015 (unaudited), the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three month and nine month periods ended September 30, 2015, respectively, no income tax expense has been recorded.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2015 and believes that none have a material effect on the Company’s financial statements except for the following.

In June of 2014 FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10 for the period ending September 30, 2015. The adoption of ASU 2014-10 did not have an impact on our results of operations, financial condition or cash flow.

In August, 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to continue as a Going Concern. The standard is intended to define management's responsibility to decide whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective for the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on our financial statements. Management's evaluations regarding the events and conditions that raise substantial doubt regarding the Company's ability to continue as a going concern are disclosed in Note 2 below.

In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. In 2014 FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue for the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also resulted in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The amendments in ASU 2015-14 defer the effective date of the new revenue recognition guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted to the original effective date (December 15, 2016), including interim periods within that reporting period. Management is evaluating the future impact of this guidance on the Company’s financial statements and notes thereto.

In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The Company previously reported that in April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 and ASU 2015-03 are effective for financial statements of public business entities issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted for financial statements that have not been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Amendments clarifying guidance in Topic 205, Risks and Uncertainties, are applicable to entities that have not commenced planned principal operations, which we have commenced recently.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its planned direct public offering. As a result, the Company incurred accumulated net losses for the nine month period ended September 30 2015 (unaudited) and from Inception (December 15, 2014) through December 31, 2014 of ($68,700) and ($6,610), respectively. In addition, the Company’s development activities since inception have been sustained through debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

During January 2015 the Company acquired certain intangible assets from our founder which consisted of a business plan, artistic designs, stock photography to be used in its cubicle design business, along with various costs related to the development of internal-use software to be used in its operations. In addition the Company acquired certain tangible assets from our founder which consisted of network servers, computers and other computer components, a graphic designer’s workstation and other office furniture which both our founder and as-needed software developers and designers will use in creating product and services for our operations. Total value attributable to the tangible and intangible assets purchased by the Company was $24,000. Total value represents an amount less than actual costs paid for by our founder. Our founder has incurred or spent more than $50,000 over a period of time dating back to 2007 to further develop and refine the Company’s business plan and operations.

Intangible assets includes the following:

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Intangible assets consisting of certain development costs and purchased software for design and graphics	$20,300	$-
Less: Accumulated amortization	(7,190)	(-)
Net intangible assets	$13,110	$-

For the three month and nine month periods ended September 30, 2015 (unaudited) we recognized $2,538 and $7,190 in amortization expense, respectively. The acquired intangible assets were placed in service on January 15th, 2015. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Computers and equipment	$2,000	$-
Furniture and workstations	1,700	-
	3,700	-
Less: Accumulated depreciation	(1,310)	(-)
Net property and equipment	$2,390	$-

For the three month and nine month periods ended September 30, 2015 (unaudited) we recognized $462 and $1,310 in depreciation expense, respectively. The acquired assets were placed in service on January 15th, 2015 (see Note 3 - Intangible Assets). We are depreciating these assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the period ended September 30, 2015 (unaudited), the Company executed a promissory note with a related party in the amount of $4,500. The unsecured note payable bears interest at 0% per annum and is due upon demand.

The Company recorded rent expense of $1,500 and $4,500 (included in Administrative and other costs) for the three month and nine month periods ended September 30, 2015 (unaudited), respectively. The Company rents office space from its founder on a month-to-month lease for $500 per month. This includes all utilities and other incidental costs associated with operating the office space in which to house the Company’s computing equipment and its headquarters.

During the nine month period ended September 30, 2015 the Company recorded and capitalized $24,000 of intangible and tangible assets purchased from our founder. This transaction occurred on January 15, 2015 (see Note 3 - Intangible Assets).

NOTE 6 –NONRELATED PARTY NOTES PAYABLE

For the period ended September 30, 2015 (unaudited), the Company executed promissory notes with three nonrelated parties in the amounts $5,000, $5,100 and $2,610, respectively. The unsecured notes payable bear interest at 0% per annum and are due and payable upon demand.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are directly related to the proposed common stock offering. Deferred offering costs related to the common stock offering will offset proceeds recorded as equity if the transaction is completed or charged to expense if the common stock offering is not completed. As of September 30, 2015 (unaudited), deferred offering costs were $11,112.

NOTE 8 – INCOME TAXES

At September 30, 2015 (unaudited), the Company had a net operating loss carryforward of $75,310, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows at September 30, 2015 (unaudited):

2015
Deferred tax asset:
Net operating loss carryforward	$26,359
Total deferred tax asset	26,359
Less: Valuation allowance	(26,359)
Net deferred tax asset	$-

Valuation allowance for deferred tax assets as of September 30, 2015 and December 31, 2014 was $26,359 and $2,314, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2015 and December 31, 2014 and recognized a full valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of September 30, 2015 (unaudited) and December 31, 2014:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 9 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 1,000,000 shares of its $0.001 par value preferred stock.

Common stock

On December 15, 2014, the Company issued to its founder, an officer and director of the Company, 6,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services provided upon organization. The services were valued at $6,000.

On January 15, 2015, the Company issued to its founder 3,000,000 shares of its $0.001 par value common stock at a price of $0.008 per share for certain intangible assets and tangible assets (see Note 3 - Intangible Assets). Mr. David Estus, our sole officer and director, incurred more than $50,000 in developing or acquiring the intangible and tangible assets for which the Company valued at $24,000.

At September 30, 2015 (unaudited), there were 9,000,000 shares of common stock issued and outstanding.

During the period from Inception (December 15, 2014) through December 31, 2014 and for the nine months ended September 30, 2015, there have been no other issuances of common stock by the Company. The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission. The Company has not accepted any subscription agreements from investors as of the date of this report.

NOTE 10 – WARRANTS AND OPTIONS

As of September 30, 2015 and December 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2015 through the date the financial statements were available to be issued except for the following.

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. The Form S-1 allows the Company to solicit investors for investment in a direct public offering of $60,000. No investments have been received by the Company as of this date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements: Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Form 10-Q does not have any statutory safe harbor for these forward looking statements. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in along with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Operations

We were incorporated on December 15, 2014 and soon thereafter acquired our business plan from our founder and president, Mr. David Estus. Most of the activity through November 12, 2015 involved the execution of our business plan, business development, development of programming language for use with our portal as well as most recently the preparation of the Company’s financials and other corporate governance efforts in anticipation of the Company’s direct public offering filed on Form S-1 declared effective October 14, 2015 (our “Offering”).

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our Offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Business

There is no way of accurately predicting when product development will progress to the point of generating any revenue. The timing of development is a function of having sufficient working capital. There is no way of knowing when or if we will be able to raise the funds necessary. If we do, services could be ready within three to nine months following when the necessary funds have been secured. If we do not raise sufficient financing, revenue producing activities of any kind will most likely not commence for at least 18 months, if ever.

We are building a company that provides cubicle and office wall covering solutions. We are developing a proprietary website system (design portal) that provides customization of an extensive library of art and stock photography. Our design portal will enable consumers to create custom wall coverings that create an atmosphere that transcends the normal cubicle environment. The user will have access to diverse categories of art and they will be able to input their own cubicle dimension and layout, oriented the art to view points with precise fit to their cubicle walls.

Our intended design portal, ecommerce system and drop ship services outline a three-step method for providing users with what we believe to be a comprehensive approach to office and cubicle design. We believe this approach will provide an experience in office design that will become the new way to empower cube jockeys with a sense of satisfaction from their work space, valued by both employees and management. We believe this acceptance in office work space will provide rapid growth and popularity. We will create a system that easy to use and promotes creativity. This approach will additionally help us in creating long-lasting return customer relationships.

Our business operations will be comprised of two segments: a) design portal for internet users; and b) integration services for the office furnishings market. We are developing the design portal, middleware and back-office framework with the assistance of an established software development firm. The software development firm with which the Company has been working with is utilized on an as “needed basis”.

We developed the initial design portal framework and coding through both internal and outside sources. We have not yet formalized relationships with manufacturers of our product, drop ship partners or resellers that we intend to use. The Company intends to seek the help of outside sales representatives and marketing consultants to develop a professional sales and marketing strategy to capitalize on these technologies. We intend to pursue this strategy with further financing and hire an in-house web design and support group.

The Company continues to work on the development of its design portal through the management and skills of its founder and CEO, as well as through a web development firm which has been working with us on an as needed basis and as our budget allows.

To date no commercial website or services have been developed through these efforts.

The Company believes our customer will come primarily from social media advertising, word of mouth and specific technology conferences and conventions.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of this offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined is in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

We believe that our web based division (once developed, if at all) may begin to generate revenues earlier than the corporate direct sales (once developed, if at all). If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

Industry Overview

Privacy-challenged office workers may find it hard to believe, but open-plan offices and cubicles were invented by architects and designers trying to make the work space world a better place; who thought that to break down the social walls that divide people, you had to break down the real walls, as well? Early 20th century modernist architects such as Frank Lloyd Wright saw walls and rooms as downright fascist in their presentation. The spaciousness and flexibility of an open plan, they thought, would liberate homeowners and office dwellers from the confines of their boxes. Businesses took up the idea less out of a democratic ideology than a desire to pack in as many workers as they could. The typical open-plan office during the first half of the 20th century contained long rows of desks occupied by office clerks in a white-collar assembly line.

Cubicles were interior designers’ attempt to bring some soul back in to the office space. In the 1950s, a German design firm broke up the rows of desks (assembly line) into organic groupings with partitions for privacy -- what it called the Bürolandschaft, or “office landscape”. In 1964 famous furniture design company Herman Miller introduced the Action Office system. This offered such improvements as greater surfaces and multiple desk heights. In 1968 Herman Miller began to sell its system in modular components, with the unfortunate consequence of businesses cherry-picking the space-saving aspects of these designs, leaving out the humanizing touch. Herman Miller designer Robert Propst was tasked to "find problems outside the furniture industry and conceive solutions for them". Probst’s nickname, the "Father of the Cubicle”, is a misnomer. When Probst designed the Action Office system, "cubicle farms" or the very notion of it were not his intent. His own research into developing the ‘action office’ philosophically was contrary to the actual cubicle in many ways. The Action Office system was designed to promote productivity, privacy, and health at the expense of inefficient use of space. Cubicles are now typically designed to maximize the efficient use of space.

The efficient "cubicle" became popular in office design, mostly because of the movable wall in the Action Office II system. This saved money in construction and development costs. After their introduction into the marketplace, the Action Office II and other office furniture systems were modified to pack in as many employees as possible into an office space. This progression was contrary to Probst’s vision. Probst stated that "The cubiclizing of people in the modern corporation is monolithic insanity”. During this era businesses began to shift their employees, not only clerks, but all into open-plan offices which maximized space. Today, companies are reverting to pre-cubicle rows of desks, now called “pods” to make them sound vaguely futuristic, which will still need our individualist wrap-around wall coverings.

Although open plans foster ambient awareness and teamwork, an article published in a major Asian health journal found that open plans cause conflict, high blood pressure and increased staff turnover. The next wave of idealistic office furniture planning may strive to achieve aesthetically pleasing and healthy alternatives for cube jockeys who spend eight to ten work hours per day ‘living’ in.

Based on industry reports, online sales of graphic wall coverings (of which cubicle work spaces are a large part of) in the United States may surpass $10 million per annum. Over the next five years this represents more than $50 million in sales, which represents a significant increase to current spending of wall covering graphics and other by-products.

Direct sales are hard to predict, year over year. We believe the confluence of a need for large non-permanent graphic art in combination with the recent advances of printing, printing substrates, adhesives and online customization present an opportunity for us to position our business to introduce our products and services to new consumers.

Office space planning and design are vital components to achieving optimal office space plans. To achieve desired goals, most planners work with professionals that are both knowledgeable in the art and science of Computer Aided Design (CAD). These skills are an invaluable asset and an effective tool. Office space planning consultants with whom we plan to work with should be able to assist us in need and planning of our products to be integrated in successful office space projects which we will make available to them. This relationship building with office planning and design professionals should be helpful in suggesting our products and services for aesthetically pleasing cubicle design coverings.

Competitive Focus

We believe the following will assist us in exploiting the expected growth in custom designed wrap-around cubicle and wall covering market:

(1) Scalability. We believe our design portal and services will become scalable, a solution designed to serve the underserved, fragmented office cubicle design market.

(2) “Sticky” Consumer Relationships. Our business model will provide a solution that is designed to act as a competitive barrier and keep the user engaged with our design portal.

(3) Expertise in Aesthetics. Our founder has extensive experience art and aesthetics which comes from his vast experience in the game development industry. We will seek to capitalize on that expertise.

(4) Speed to Implementation. We believe that a fully-developed design portal and vertical distribution system will provide immediate insight into the usage (and behavior) of our customers’ assets.

Growth Strategy

Key elements of our growth strategy shall include:

(1)

Core Products. We plan to enhance our core products through user interface and functionality with our design portal as well as progressive and relevant new features and offerings as soon as reasonably practicable.

(2)

Focus. We intend to organically grow market penetration by: (a) securing contracts with office designers in various markets, (b) exploiting social networks, (c) leveraging development opportunities, and (d) adding solutions to professionals in the market.

(3)

Strategic Alliances. We plan to team with other businesses that have complementary features to our products, when fully developed, thereby reducing our development cost and introducing us to consumers and end-users.

(4)

International Expansion. We intend to expand internationally through partnerships and alliances.

Business Objectives

Our objective is to become a provider of cubicle panel and non-permanent wall coverings. We are perusing the following strategies to achieve this object:

(1)

Initiating website development and ecommerce function, identifying service offerings, promoting, and advertising through social media campaigns.

(2)

Create a national media presence through social media – We will seek to create and enhance a national awareness and aggressively market our products through social media outlets.

(3)

Identify and develop strategic relations with our Drop Ship partners – utilize partners, high volume distribution facility to create highly efficient low cost production model.

Aesthetically pleasing cubicle environments we believe contribute to an employee’s overall productivity and sense of well-being. Cubicle environments can convey a sense of mission reinforcing a business culture that an employer worked hard to develop. We will provide a comprehensive selection of coverings that can be themed oriented or business branded enhancing that culture and productivity. Every cubicle may not have a spectacular window view, but with CubeScape’s product offerings we can provide a view to vistas for the occupant.

CubeScape products can transform any neutral cubicle space into an inspirational space for all to enjoy, not just the occupants. We believe that clients and contractors visiting offices decked out in CubeScape products will instantly recognize our business mission. Depictions of communities are displayed in a variety of graphic form. Printed wall murals, large photographic panels, along with artistic window graphics, can reinforce what any business is all about.

This report includes very limited market and industry data and forecasts that we obtained from internal research, publicly available information and industry publications and surveys. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors”.

The following timeline outlines the steps that we intend to take. Each step outlines the metrics or performance that we must accomplish in order to move forward with our business plan.

Step One (Q1/Q2) ($10,000 est. costs)

Website development: Work with established webhosting businesses and web developer to stand up Cubescape.biz website. Test EDI functionality to drop ship partners and financial institutions.

Step Two (Q2/Q3) ($5,000 est. costs)

Ecommerce: Finalize strategic relations with ecommerce provide to integrate back office functionality between website selected ecommerce system servers.

Step Three (Q3/Q4) ($5,000 est. costs)

Drop ship partners: Establish ordering system between website and drop ship partners. Verify system functionality with ecommerce solution providers. Test entire order process through to shipment verification.

Step Four (Q5) ($5,000 est. costs)

Direct Sales: Develop direct sales strategy with consultants. Work with consultants to identify and approach manufacturers and corporate design specialist.

As mentioned above, our steps are predicated upon the Company obtaining financing either through additional equity or debt beyond our Offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our action steps. In that case the Company will be forced to proceed on a piecemeal basis using the services of our founder, and CEO and the very limited use of outside contractors when and if limited funds are obtained. Our founder and CEO currently devotes in excess of 20 hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing to our Offering proceeds we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. These efforts will most likely occur after our Offering is complete and the aggregate proceeds have been received. Company’s management has, through relationships and partnerships, begun the necessary work on some of our intended products. Our founder and CEO has primarily provided these services through the date of this report. Our business plan requires further completion of these tasks which require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder and CEO, as well as other various professionals that he knows, the Company should make progress in its development planned product, but currently no specific timeframe can be provided. Most if not all of these actions are predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales or marketing firms. We currently do not have any cash or other resources to commence the use of outside service providers. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our founder and CEO, will continue to provide his services without consideration. We have no formal agreement in place with our founder and CEO covering his services, our founder’s and CEO’s plan is to do all of the administrative and planning work as well as programming and marketing work on his own without consideration while he continues to seek other sources of funding for the Company.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below or elsewhere in this report. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Results of Operations for the three month period ended September 30, 2015

Expenses

Expenses for the three month period ended September 30, 2015 were $32,400. Development costs for our internal-use software was $13,800 for the three month period ended September 30, 2015. Administrative costs and other expense was $15,600 for the three month period ended September 30, 2015, which included rent expense due and owing to our founder, Mr. Estus. Amortization and depreciation expense was $3,000 for the three month period ended September 30, 2015.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three month period ended September 30, 2015 was $32,400. We recorded no provision for federal or state income taxes. We have not generated any revenues.

Results of Operations for the nine month period ended September 30, 2015

Expenses

Expenses for the nine month period ended September 30, 2015 were $68,700. Development costs for our internal-use software was $33,000 for the nine month period ended September 30, 2015. Administrative costs and other expense was $27,200 for the nine month period ended September 30, 2015, which included rent expense due and owing to our founder, Mr. Estus. Amortization and depreciation expense was $8,500 for the nine month period ended September 30, 2015. We amortize and depreciate our intangible and tangible assets over twenty-four (24) months.

Loss before provision for income taxes

Loss before provision for incomes taxes for the nine month period ended September 30, 2015 was $68,700. We recorded no provision for federal or state income taxes. We have not generated any revenues.

Liquidity

We will pay all costs related to the Offering which are estimated to be approximately $28,000. Expenses will be paid as and when necessary or otherwise accrued. Absent the ability to pay the remaining amounts upon closing of our Offering, we will need to seek out financial assistance from our shareholders or third parties who may agree to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans. If and when loaned, these loans most likely will be evidenced by non-interest-bearing unsecured notes treated as loans until repaid, if and when CSI has the financial ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose.

Since acquiring the business plan, most of our resources and work have been devoted to executing our business plan, limited writing and testing of software code, testing and mock-up of our internet portal and smartphone apps to be used with our intended product, implementing systems and controls, and completing our registration statement. When the registration statement is completed, we will refocus our work on our product and service offerings as well as push the development of our proprietary software for internal use. We believe the development work needed to initiate and complete software development, attract developers, and initiate our marketing plans, including the development of a saleable product, will range between $100,000 and $150,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there can be no assurance, we can commence the launch of our intended product and services to the end user or consumer. If we are only able to use internal resources only (primarily consisting of the services of our founder, and CEO), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our founder and CEO to the extent that he is capable and willing to provide such funds. While we have engaged the services of a software development firm which we use on an as “needed basis” their function and assistance is limited. Our goal would be to have product and our internet portal available, sales channels and a comprehensive website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital will be solicited from business associates of our founder and CEO or through private investors referred to us by those same business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees, consultants and independent contractors whenever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our product and the stages as outlined above.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate these costs to be in excess of $75,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years. These obligations we believe reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we can be successful in any of those efforts. We will reduce compensation paid to management (if and when we do compensate management which for the foreseeable future is limited) if there is insufficient cash generated from operations to satisfy these costs.

We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we can be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and the advice that we have received from various business professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of CSI because the shares may be issued to parties or entities committed to supporting existing management. CSI may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of September 30, 2015, we owed approximately $55,600 in connection with software development costs incurred, consulting services and other expenses. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of September 30, 2015.

As of September 30, 2015, we owed $17,210 in connection with interest-free demand loans from various unrelated parties, and a related party. The proceeds were used for basic working capital purposes.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2015 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has adopted the provisions of ASU 2014-10 for the period ending September 30, 2015. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to continue as a Going Concern. The standard is intended to define management's responsibility to decide whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective for the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on our financial statements. Management's evaluations regarding the events and conditions that raise substantial doubt regarding the Company's ability to continue as a going concern have been disclosed in Note 2 below.

Amendments clarifying guidance in Topic 205, Risks and Uncertainties, are applicable to entities that have not commenced planned principal operations, which we have commenced recently.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

Critical Accounting Policies

The preparation of financial statements and related footnotes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information necessary under this item.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and principal financial officer, Mr. David Estus, we conducted an evaluation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the third quarter of 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1a – Risk Factors

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this quarterly report filed on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Business

1.

CSI has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

CSI is an early stage company and virtually no financial resources currently available to it. We had tangible assets of none and $3,278 as of December 31, 2014 and September 30, 2015, respectively. We had negative working capital of $610 and $71,922 as of December 31, 2014 and September 30, 2015, respectively. We had a stockholders’ deficit of $610 and $45,310 at December 31, 2014 and September 30, 2015, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will be required to seek additional financing beyond the amount that may be received from our Offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Until we complete our Offering most of the efforts of our founder, President and CEO have been spent on the registration efforts with limited efforts in the execution of our business plan and operations. Pending the successful completion of our Offering, we will seek additional financing to further pursue and execute on our business steps. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain the necessary financing to continue as a going concern.

Our current resources and source of working capital funds, primarily consists of loans from unaffiliated third parties who are business associates of our founder, President and CEO. These sources we believe to be sufficient to keep our business operations functioning for the next three to nine months. We do not have a formal agreement with our founder and CEO, nor with the unaffiliated third parties to fund the Company’s working capital needs; however, our founder’s and CEO’s current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks other sources of funding. This may include seeking to delay or defer payments to third party vendors and unaffiliated third parties. To date, this type of deferred payment method has helped us with our working capital needs. The Company developed much of its initial design of its portal and associated internal-use software through the efforts of Mr. Estus. We currently spend between $5,000 and $10,000 per month in operational expenses not related to our Offering. We have not generated any revenues from our business, and our expenses will continue to be accrued or deferred until sufficient financing is obtained. Financing may be obtained from our founder or others who are familiar with our founder and loan us the necessary funds to pay for these expenses. We have received interest-free short term loans and deferred the payment of services for third party vendors to fund our operations. No assurances can be given that we will be able to continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

2.

CSI is and will continue to be completely dependent on the services of our founder, president, and CEO, David Estus, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Estus, our founder and CEO. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason, or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find personnel, it is uncertain whether we could find someone who could develop and execute our business along the lines described in this report. We will fail without the services of Mr. Estus or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Estus naming the Company as the beneficiary when and if we obtain the necessary resources to do so and he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such key-man life insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel or independent contractors to further our business efforts.

Mr. Estus’ outside employment commitment does not limit or restrict him from being involved with our Company, and his outside employment allows him the flexibility to provide at least 20 hours or more per week to the Company.

3.

Because we have recently commenced business operations, we face a high risk of business failure.

We were formed on December 15, 2014. Most of our efforts to date have been related to executing our business plan and commencing business operations. Through September 30, 2015 we have had no revenues. We face a high risk of business failure. The likelihood of success must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on many factors, including, but not limited to, initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

The Company has not yet acquired or fully developed products or services that are saleable in the marketplace. We may not be able fully develop any product or service in the future because of a lack of funds or financing to do so. In order for us to fully develop or acquire any product or service, we must be able to secure the necessary financing beyond our Offering. In the early stages of operations, we will attempt to keep costs to a minimum. The cost to develop our products or services as currently outlined may very well be in excess of $100,000. We have no established source of funds to undertake the business strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing most of the administrative and other functions on his own without any cash compensation. We currently use the services of outside software developers with which we have been working with on an as “needed basis”. The software developers provide their services on a deferment basis enabling us to not have to pay them immediately or even near term. We do not expect to pay them in full or even partially for a period of time even once we complete our Offering. This methodology could result in our design portal and smartphone app development extending beyond another two to three years. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

The Company’s future profitability, if any, could be materially and adversely impacted if our products or services were to experience poor operating results. Our ability to achieve profitability will be dependent on the ability of our future products or services to generate sufficient operating cash flow to fund future growth or acquisitions. There can be no assurance that our future results of operations will be profitable or that our strategy will be successful or even begin to generate any revenues.

4.

We may not have or ever have the resources or ability to implement and manage our growth strategy.

Although the Company expects to experience growth based on the ability to implement and execute its business strategy, significant operations may never occur because the business plan may never be fully implemented because of the lack of funds in order to do so. If the Company’s growth strategy is implemented, of which no assurances can be provided, a significant strain on management, operating systems or financial resources may be imposed. Failure by the Company’s management to manage this expected growth, if it occurs, or unexpected difficulties are encountered during this growth, could have a material adverse impact on the Company’s results of operations or financial condition.

The Company’s ability to operate profitable revenue generating products or service lines (if we are able to establish any product or service lines at all) will depend upon a number of factors, including: (i) identifying appropriate and satisfactory sales channels; (ii) generating sufficient funds from our then-existing operations or obtaining third-party financing or additional capital to develop new product or service lines; (iii) the Company’s management team and our financial and accounting controls; and (iv) staffing, training and retention of skilled personnel, if any at all. These factors most likely will be beyond the Company’s control and may be adversely affected by the economy or actions taken by competing businesses. Moreover, potential products or services that may meet the Company’s focus and other criteria for developing new products or services, if we are able to develop or acquire at all, are believed to be severely limited. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

5.

We may not be successful in hiring technical personnel because of the competitive market for qualified people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified personnel to provide the Company's services. Competition for such personnel may be intense. There can be no assurance that the Company will be successful in attracting and retaining the specific personnel it requires to conduct and expand its operations successfully or to differentiate itself from its competitors. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified personnel.

6.

Our reliance on referrals from outside contacts to develop business may not be effective.

The Company initially will rely on our founder and CEO, Mr. Estus, for a majority of its business leads and believes that other industry consultants will also be an important source of business referrals in the foreseeable future. However, as is typical within the industry, there are no contractual requirements that these industry consultants or outside representatives will use or recommend the Company's professional services in connection with product sales or the sale of specific services offered by the Company. We currently have no contracts or agreements in place with any outside sales representatives or business professionals (industry consultants). No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

7.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

The Company's future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in the levels of revenues, the size and timing of orders, changes in the mix of future projects, the timing of new offerings by the Company or its competitors, new office openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, availability of qualified personnel, disruption in sources of related product and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company's expenses we believe will be based upon, in part, on its expectation as to future or projected revenues. If revenue levels are below expectations, operating results are likely to be adversely affected.

Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock could be materially adversely affected.

8.

There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our founder and CEO) may have a conflict of interest in allocating management time among business activities. In the course of other business activities, certain key personnel (particularly our founder and CEO) may become aware of business opportunities which may be appropriate for presentation to us, as well as other businesses with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented to. We cannot provide any assurance that our efforts to eliminate the potential impact of conflicts of interest will be effective.

9.

We will need to establish additional relationships with developers and consultants to fully develop and market our company and its intended products or services.

We do not possess all of the resources necessary to develop our products or services on a mass scale. We will need to develop a network of third-party agents that will be able to carry out our intended market penetration, as well as enhance marketing or sales force strategy through appropriate arrangements with local developers and consultants to develop our products and services. If we are not able to enlist the services of third-party vendors, or seek out consultants, our business will suffer.

10.

Following the effective date of our Registration Statement (October 14, 2015), we became subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement (October 14, 2015) we are now required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1.0 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1.0 billion of non-convertible debt over a three-year period.

If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

11.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

12.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining all public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $75,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years.

If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

13.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and CEO.

We have only one director who serves as our sole officer. Accordingly, we cannot establish board committees comprised of independent members to oversee such functions as compensation or audit issues. In addition, currently a vote of the board is decided in favor of the chairman (who is our sole officer), which gives him complete control over all corporate issues.

Until we have a larger board of directors that include independent members, if ever, there will be limited oversight of our CEO’s (and founder’s) decisions and activities with little ability for minority shareholders to challenge or reverse such activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to our Common Stock

14.

The Company is selling shares without an underwriter and may not be able to sell all or any of the shares.

Shares of common stock are being offered on our behalf by Mr. Estus, our founder and CEO, on a best-efforts basis. No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any shares of common stock. There are no firm commitments to purchase any of the shares in our Offering. Consequently, there is no guarantee that the Company, through its founder, and CEO, is capable of selling all, or any, of the shares of common stock offered. The sale of a small number of shares increases the likelihood that no market will ever develop for our common stock.

15.

Since there is no minimum for our Offering, if only a few persons purchase shares of our common stock they will lose their money without us being even able to develop a market.

Since there is no minimum with respect to the number of shares to be sold by the Company in our Offering, if a small number of shares are sold, we will be unable to even attempt to create a public market of any kind. In such an event, it is likely that the entire investment in our common stock would be lost. Even if all of the shares in our Offering are purchased, we could have the very same result.

16.

The offering price of our common stock was determined arbitrarily.

The offering price of our common stock has not been determined by an independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our PCAOB-registered public accounting firm has not reviewed management's valuation and, therefore, expresses no opinion as to the fairness of the offering price. As a result, the price of the shares in our Offering may not reflect the value perceived by the market. There can be no assurance that the common stock offered is worth the price for which it is offered and investors may, therefore, lose a portion of, or their entire, investment.

17.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

We do not have a committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (85,000,000) shares assuming the sale of 6,000,000 shares in our Offering. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

18.

The proposed aggregate proceeds are slightly more than the estimated costs, so the Company may not receive any economic benefit from the completion of the Offering.

The proposed maximum aggregate proceeds of our Offering ($60,000) are slightly more than the proposed costs ($28,000). We estimated the costs of the Offering; however, these costs could significantly rise through delay and other conditions that are out of our control. We may, therefore, receive no financial benefit from the completion of our Offering and may pay for some of the costs from proceeds of operations or from other sources such as loans from officer(s) or other related and non-related parties.

19.

The interests of shareholders may be hurt because we can issue shares to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

20.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: “No director or officer of the corporation shall be personally liable to the corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the corporation for acts or omissions prior to such repeal or modification”.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

21.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have contacted a market maker to file an application with FINRA on our behalf so as to be able to quote the shares on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this report is a part and the subsequent closing of our Offering. There can be no assurance that the market maker’s application when filed will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this may take many days and is not a realistic option for issuers relying on broker dealers for stock transactions, like all companies on the OTCBB. What this boils down to is while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any financial analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be provided that an orderly or liquid market will ever develop for our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops will be subject to the penny stock restrictions.

22.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

23.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

24.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws”.

25.

Our board of directors (consisting of one person, our founder, president, and CEO) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

26.

The ability of our founder and CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon the completion of our Offering, our founder and CEO will beneficially own an aggregate of 60 percent of our common stock assuming the sale of all shares being registered. Because of his beneficial stock ownership, our founder, and CEO will be in a position to continue to elect our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder and CEO may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder and CEO. This level of control may have an adverse impact on the market value of our shares because our founder and CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community or may sell sufficient numbers of shares to significantly decrease our price per share.

27.

All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (9,000,000 shares) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 9,000,000 issued and outstanding shares of our common stock are owned by our founder, and CEO, which consists of 6,000,000 and 3,000,000 shares issued for organizational services and tangible and intangible assets which may be sold commencing one year from the date that our Offering is completed.

28.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our Board of Directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

29.

We are an “emerging growth company” and cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

30.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles. Some of these corporate governance measures have been metered by the JOBS Act of 2012.

31.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement we became subject to certain informational requirements of the Exchange Act, as amended and are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which are immediately available to the public for inspection and copying. During the year after our registration statement became effective (from October 14, 2015 through October 13, 2016), these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. We are required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None for the period ending September 30, 2015

Item 3 – Defaults upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

CubeScape, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
14.1*	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed with initial filing on Form S-1, August 4, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2015

CUBESCAPE, INC.

(Registrant)

By: /s/ David Estus

By: David Estus, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer