Form 10-K
period 2015-12-31
CUBESCAPE INC
filed 2016-03-01
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-206068

CUBESCAPE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1854 OXFORD AVENUE, CARDIFF-BY-THE-SEA, CALIFORNIA 92007	(619) 732-3875
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Copies of communications to:
BLAIR KRUEGER, ESQ. KRUEGER LLP 7486 LA JOLLA BOULEVARD LA JOLLA, CALIFORNIA 92037 (858) 405-7385

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes     . No . X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $60,000 as of December 31, 2015.** (last price our common stock was sold at was $0.01 per share on December 11, 2015)

The number of shares of the registrant’s common stock outstanding as of March 1, 2016 was 15,000,000 shares.

Documents incorporated by reference: None

CUBESCAPE, INC.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “CubeScape”, “we”, “us” and “our” are references to CubeScape, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on December 15, 2014, at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and CEO. As of March 1, 2016, we had one employee, our founder and CEO, Mr. Estus. For fiscal year 2016, Mr. Estus will devote at least 20 hours a week to us but may increase the number of hours as necessary.

The Company issued 6,000,000 shares of its common stock to Mr. Estus at inception in exchange for organizational services incurred upon incorporation. Following our formation, we issued an additional 3,000,000 shares of our common stock to Mr. Estus, in exchange for a business plan, office furniture, design equipment, computing equipment along with other related industry materials that he developed over a period exceeding 10 years. See also “Certain Relationships and Related Transactions”.

As a senior video game artist with Sony PlayStation of America, Mr. Estus was the third employee to be hired by the newly developed PlayStation division in Rancho Bernardo, California (located outside of San Diego). Mr. Estus experienced a significant amount of rudimentary development at Sony in his career there. Computer graphics in the 80s and early 90s were primarily two-dimensional (2D) with low resolution. Early in 1992 with the debut of the PlayStation system, this format changed forever.

The first platform developed with which Mr. Estus participated in was to support three-dimensional (3D) graphics with a higher pixel resolution. This became a completely new approach to video game graphics. The PlayStation moved game graphics from 2D, flat graphics, to 3D polygonal models and environment. While 3D had its inherent problems, unlike 2D graphics, 3D graphics allowed the user to move closer to the camera plane, feeling immersed. This requires the video game artist to control ‘texel density’, a major concern in the video game industry which caused pixilation of texture maps as they approached the foreground (texel density is the process by which the graphic artist ensures that meshes and textures are proper in height, width and depth for that ‘virtual experience’). Never before had the industry needed to consider texture maps in coming as close as they had to the viewing plane and of course pixilated. Mr. Estus through his role with Sony was on the cutting edge of game development and the new frontier which Sony and its PlayStation system invoked.

Another progressive development Mr. Estus was involved in was integrating movies (commercial media) into video games. Frame rate, resolution were all significant considerations, a balance needed to be struck to achieve the highest resolution possible while maintaining significant high frame rates within the game. Mr. Estus first visualized the idea of continuous wrap-around 3D posters for cubicles and various other wall spaces was while he was at Sony. Mr. Estus’ professional experience has provided him with keen insight to resolution and focal points, such as those needed for successful game products. Through experimentation and multiple manufacturing trial and error, Mr. Estus established the importance of focal point in the product. Focal point is the part of a photograph or digital image that is 100% in focus, whereas, less important elements are not focused. The focal point draws the viewer (or user) into specific viewing area (targets) in the pixilated space. Mr. Estus believes that anyone can take a picture, print it, and slap it on a cubicle wall panel, however that is not what CubeScape is all about. CubeScape will allow the user to actively choose a location within the pixilated space, drawing the viewer in, creating a cozy and comfortable place for the mind to achieve its desired result.

This we believe is a vital aspect of what will be the CubeScape experience. Mr. Estus will maximize his professional expertise in graphics and the gaming industry providing a supported background for CubeScape product offerings to transform the cube sphere. Mr. Estus believes the cubicle environment is stale, non-progressive and demotivating to the user of the cubicle (the cube jockey).

We are a development stage company and have no specific financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are in the early stages of executing our business plan. We still have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this sophisticated marketplace. To date, we have not developed any finished products or services and cannot predict when a finished product or services will be developed or externally acquired. We believe that we have an advantage with our founder, and CEO and his industry relationships and the solicitation of their help with growing our business model.

As of December 31, 2015, we had limited assets which consisted of cash and prepaid expenses of $37,230, tangible assets valued at $3,700, net of depreciation expense of $1,773 and intangible assets relating to our business plan valued at $20,300, net of amortization expense of $9,727 and deferred offering costs of none. In order to fund the development of our business and our working capital needs for the next 12 months, we intend to attempt to secure funding from the sale of common stock, from stockholder or non-related party loans, or from funding provided by strategic joint ventures or partners. Furthermore, in order to be able to implement the foregoing plan of operations, we anticipate that we will need to secure financing between $100,000 and $150,000 during the third quarter of calendar year 2016. If we are unsuccessful in raising additional financing, we will not be able to proceed with execution of our business plan.

Based on the exact nature of our business and expected level of competition, we anticipate incurring operating losses into the foreseeable future. Because we currently do not have a fully developed and completed website system (design portal) for our wrap-around products for cubicles and other walls, and our resources are severely limited, we cannot predict if and when we will generate revenues or whether we will become a viable and sustainable business operations. Accordingly, due to our lack of assets, significant operations and for the foreseeable future the ability to generate revenues, our auditors have stated in their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

General Overview

There is no way of accurately predicting when product development will progress to the point of generating any revenue. The timing of business development is a function of having sufficient working capital. There is no way of knowing when or if we will be able to raise the necessary funds. If we do, fully developed product offerings could be ready within three to six months following when the necessary funds have been secured. If we do not raise sufficient financing, revenue producing activities of any kind will most likely not commence until at least 18 months, if ever.

We are building a company that provides cubicle and office wall covering solutions. We are developing a proprietary website system (design portal) that provides customization using our extensive library of art and stock photography. Our design portal will enable the consumer to create custom wall coverings that create an atmosphere that transcends the normal cubicle environment. Users will have access to diverse and ever increasing categories of art, photography, and other graphic materials which they will be able utilize through the input of their cubicle dimension and layout, orient the art with a precise fit to their cubicle walls and/or office work space.

Our intended design portal, ecommerce system and drop ship services outline a three-step method for providing users with what we believe to be a comprehensive approach to office and cubicle design. We believe this approach will provide an experience in office design that will become the new way to empower cube jockeys with a sense of satisfaction from their work space, and will be valued by both employee and management. We believe this acceptance in office work space will provide rapid growth and popularity. We will create a system that easy to use and promotes creativity. This approach will additionally help us in creating long-lasting return customer relationships.

Our business operations will be comprised of two segments: a) design portal for internet users; and b) integration services for the office furnishings market. The design portal, middleware and back-office framework were developed with the assistance of an established software development firm. The Company developed its initial design of the design portal and web-management software through the efforts of its founder and CEO, and the software development firm with which the Company has been working with on an as “needed basis”.

The design portal development has been through the direct assistance of a software development firm (since early 2011) and the efforts of our founder, Mr. Estus. We developed an initial framework and design. The Company intends to seek the assistance of outside sales and marketing consultants to develop a professional sales and marketing strategy to capitalize on our product designs. We will seek to staff a management team (besides Mr. Estus) with the technical skills necessary in technology, software writing and a strong emphasis on graphics design and artwork. We intend to with further financing create and staff an in-house web development group, which we believe will develop new generations of the design portal and services of a similar nature to our business development in gaming software cubicle and office wall covering solutions.

The Company continues to work on the development of its design portal through the management and skills of its founder, and CEO, as well as through a web development firm which has been working with us on an as needed basis and as our budget allows. To date no commercial website or services has been developed through these efforts. The Company believes initially our customers will come primarily from social media advertising, word of mouth and specific technology shows and conventions.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond the proceeds of the recently completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

Industry Overview

Privacy-challenged office workers may find it hard to believe, but open-plan offices and cubicles were invented by architects and designers trying to make the wok space world a better place—who thought that to break down the social walls that divide people, you had to break down the real walls, as well. Early 20th century modernist architects such as Frank Lloyd Wright saw walls and rooms as downright fascist in their presentation. The spaciousness and flexibility of an open plan, they thought, would liberate homeowners and office dwellers from the confines of their boxes. Businesses took up the idea less out of a democratic ideology than a desire to pack in as many workers as they could. The typical open-plan office during the first half of the 20th century contained long rows of desks occupied by office clerks in a white-collar assembly line.

Cubicles were interior designers’ attempt to bring some soul back in to the office space. In the 50s a German design firm broke up the rows of desks (assembly line) into organic groupings with partitions for privacy—what it called the Bürolandschaft, or “office landscape”. In 1964 famous furniture design company Herman Miller introduced the Action Office system. This offered such improvements as greater surfaces and multiple desk heights. In 1968 Herman Miller began to sell its system in modular components, with the unfortunate consequence of businesses cherry-picking the space-saving aspects of these designs, leaving out the humanizing touch. Herman Miller designer Robert Probst was tasked to "find problems outside the furniture industry and conceive solutions for them". Propst’s nickname the "Father of the Cubicle" is a misnomer. When Propst designed the Action Office system, "cubicle farms" or the very notion of it were not his intent. His own research into developing the ‘action office’ philosophically was contrary to the actual cubicle in many ways. The Action Office system was designed to promote productivity, privacy, and health at the expense of inefficient use of space. Cubicles are now typically designed to maximize the efficient use of space.

The efficient "cubicle" became popular in office design. Mostly because of the movable wall in the Action Office II system. This saved money in construction and development costs. After their introduction into the marketplace, the Action Office II and other office furniture systems were modified to pack in as many employees as possible into an office space. This progression was contrary to Probst’s vision. Probst stated that "The cubiclizing of people in the modern corporation is monolithic insanity”. During this era businesses began to shift their employees, not only clerks, but all into open-plan offices which maximized space. Today, companies are reverting to pre-cubicle rows of desks, now called “pods” to make them sound vaguely futuristic, which will still need our individualist wrap-around wall coverings.

Although open plans foster ambient awareness and teamwork, an article published in a major Asian health journal found that open plans cause conflict, high blood pressure and increased staff turnover. The next wave of idealistic office furniture planning will be rather more successful in achieving aesthetically pleasing and healthy alternatives for cube jockeys who spend 8-10 hours per day ‘living’ in.

Based on industry reports, online sales of graphic wall coverings (of which cubicle work spaces are a large part of) in the United States may surpass $10 million per annum. Over the next five years this represents more than $50 million in sales; a significant increase to current spending of wall covering graphics and other by-products.

Direct sales we believe has historically served corporate industrial design and growth is hard to predict, year over year. We believe the confluence of a need for large non-permanent graphic art in combination with the recent advances of printing, printing substrates, adhesives and online customization present an opportunity for us to position our business in introducing product and services.

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

Business Objective

Our objective is to become a provider of cubicle panel and non-permanent wall coverings. We are pursuing the following strategies to achieve this object:

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

Aesthetically pleasing cubicle environments we believe contribute to an employee’s overall productivity and sense of well-being. Cubicle environments can convey a sense of mission reinforcing a business culture that an employer worked hard to develop. CubeScape will provide a comprehensive selection of coverings that can be themed oriented or business branded enhancing that culture and productivity. Every cubicle may not have a spectacular window view, but with CubeScape’s product offerings we can provide a view to vistas for the occupant.

CubeScape products we believe will transform any neutral cubicle space into a truly inspirational branded for all to enjoy, not just the occupants. Clients and contractors visiting offices decked out in CubeScape products will instantly recognize your business mission. Depictions of communities you serve are displayed in a variety of graphic form. Printed wall murals, large photographic panels, along with artistic window graphics reinforce what a business is all about. Prompt questions immediately by illustrating your business mission and vision through our product offering. We will assist you in branding your organization with in a cohesive and aesthetically pleasing CubeScape product.

This prospectus includes very limited market and industry data and forecasts that we obtained from internal research, publicly available information and industry publications and surveys. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors”.

The following timeline outlines the steps that we intend to take. Each step outlines the metrics or performance that we must accomplish in order to move forward with our business plan.

Step One (Q1/Q2) ($10,000 est. costs)-Website development: Work with established webhosting businesses and web developer to stand up Cubescape.biz website. Test EDI functionality to drop ship partners and financial institutions.

Step Two (Q2/Q3) ($5,000 est. costs)-Ecommerce: Finalize strategic relations with ecommerce provide to integrate back office functionality between website selected ecommerce system servers.

Step Three (Q3/Q4) ($5,000 est. costs)-Drop ship partners: Establish ordering system between website and drop ship partners. Verify system functionality with ecommerce solution providers. Test entire order process through to shipment verification.

Step Four (Q5) ($5,000 est. costs)-Direct Sales: Develop direct sales strategy with consultants. Work with consultants to identify and approach manufacturers and corporate design specialist.

As mentioned above, our steps are predicated upon the Company obtaining financing either through additional equity or debt beyond the recently completed direct public offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our action steps. In that case, the Company will be forced to proceed on a piecemeal basis using the services of our founder, and CEO and the very limited use of outside contractors when and if limited funds are obtained. Our founder and CEO currently devotes in excess of 20 hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. Our management has, through relationships and partnerships, begun the necessary work on some of our intended products. Our founder and CEO has primarily provided these services through the date of this prospectus. Our business plan requires further completion of these tasks which require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder and CEO, as well as other various professionals that he knows, the Company should make progress in its development planned product, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. We currently do not have any cash or other resources to commence the use of outside service providers. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our founder and CEO will continue to provide his services without consideration. We have no formal agreement in place with our founder and CEO covering his services, our founder’s and CEO’s plan will be to do all of the administrative and planning work as well as programming and marketing work on his own without consideration while he continues to seek other sources of funding for the Company.

Intellectual Property

We have no patents or trademarks, except for the following: On April 17, 2007, Mr. Estus, our founder applied for the standard trademark ‘CUBESCAPES’ which was given the following serial number by the USPTO #78/830910. The trademark is for the following use and application according to the USPTO - Continuous Wrap-Around Banner Art Posters Made of Paper for Office Space Cubicles.

Each state has its own laws regarding registration of a trademark, including the requirements for keeping the registration valid. Although these laws are similar in many respects, variations exist regarding the time period for renewing the registration. For example a trademark registered in California is valid for only five years and is renewable for successive five-year periods.

Although not required to validate a trademark, federal registration does provide additional benefits for the trademark owner. Included in these benefits are the right to use the symbol “®” and the right to file a trademark infringement lawsuit in federal court. To maintain these benefits, the owner of a federally registered trademark must make additional periodic filings to keep the registration valid. The first filing must be made between the fifth and sixth years after the trademark's registration date, and is called a "declaration of use" or "section 8 filing." This informs the USPTO that the trademark is still in use. The second filing is made between the ninth and 10th years after the trademark's registration date, and includes another declaration of use along with an application for renewal. The third and subsequent filings will also include a declaration of use and application for renewal, and must be done between the ninth and 10th year anniversary after the last filing. We have not registered our trademark.

Failing to file the required renewal applications for a registered trademark will result in the registration being cancelled, but as long as the trademark is still in use, the owner's common law trademark rights are still valid and a new registration application can be filed. Even common law trademark rights become invalid if the owner has abandoned use of the trademark. Non-use of a trademark for three consecutive years is generally considered proof that the owner has abandoned the trademark. We have continued to use our trademark and intend on re-registering and applying for all applicable protections available under the law along with the right to transfer.

Government Regulation and Industry Standards

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of services and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase our costs of selling services or otherwise operating our business.

Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the overwhelming acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. Many Internet companies use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts utilizing these Internet based companies. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union (the “EU”) and many countries within have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the United States as well, and the Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our websites. Fears relating to a lack of privacy could also result in a reduction in the number of users or customers which could harm our business and financial results.

Employees

As of March 1, 2016, we had one employee, our founder and CEO, Mr. Estus. During the coming year ending December 31, 2016 (dependent on our financing and available working capital), Mr. Estus will devote at least 20 hours a week to us and may increase the number of hours as necessary. Mr. Estus is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his other business operations. Mr. Estus currently has no agreement with the Company which provides for payment of his services. We may be limited in seeking the employment of others to assist in future operations. Our founder and CEO’s current plan is to provide all administrative and planning work as well as perform the coding for software and marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

Mr. Estus has been compensated through the form of common stock in the Company, and will forego any payments for his services. It is his belief that these actions are in the best interest of the Company and its prospective investors who may invest in our common stock. We may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

Property

Our office and mailing address is 1854 Oxford Avenue, Cardiff-by-the-Sea, California 92007. This space is currently used by us and another business that Mr. Estus operates from this location. The property from which we conduct our operations is owned by Mr. Estus. Mr. Estus charges us $500 per month and pays for all the utilities and maintenance costs required by the facility. There is no written lease agreement and we are on a month-month rental with Mr. Estus.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

THE SECURITIES BEING OFFERED INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ THE ENTIRE PROSPECTUS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

Risks Related to the Business

1.

CSI has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

CSI is an early stage company and virtually no financial resources currently available to it. We had current assets of none and $37,230 as of December 31, 2014 and December 31, 2015, respectively. We had negative working capital of $610 and $62,140 as of December 31, 2014 and December 31, 2015, respectively. We had a stockholders’ deficit of $610 and $49,640 at December 31, 2014 and December 31, 2015, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2015 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will be required to seek additional financing beyond the amount received from our recently completed direct public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Most of the efforts of our founder, President and CEO have been spent on the registration efforts with limited efforts in the execution of our business plan and operations. We will seek additional financing to further pursue and execute on our business steps. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain the necessary financing to continue as a going concern.

Our current resources and source of working capital funds, primarily consists of loans from unaffiliated third parties who are business associates of our founder, President and CEO. These sources we believe to be sufficient to keep our business operations functioning for the next three to nine months. We do not have a formal agreement with our founder and CEO, nor with the unaffiliated third parties to fund the Company’s working capital needs; however, our founder’s and CEO’s current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks other sources of funding. This may include seeking to delay or defer payments to third party vendors and unaffiliated third parties. To date, this type of deferred payment method has helped us with our working capital needs. The Company developed much of its initial design of its portal and associated internal-use software through the efforts of Mr. Estus. We currently spend between $5,000 and $10,000 per month in operational expenses not related to our recently completed direct public offering. We have not generated any revenues from our business, and our expenses will continue to be accrued or deferred until sufficient financing is obtained. Financing may be obtained from our founder or others who are familiar with our founder and loan us the necessary funds to pay for these expenses. We have received interest-free short term loans and deferred the payment of services for third party vendors to fund our operations. No assurances can be given that we will be able to continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

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

We were formed on December 15, 2014. Most of our efforts to date have been related to executing our business plan and commencing business operations. Through December 31, 2015 we have had no revenues. We face a high risk of business failure. The likelihood of success must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on many factors, including, but not limited to, initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

The Company has not yet acquired or fully developed products or services that are saleable in the marketplace. We may not be able fully develop any product or service in the future because of a lack of funds or financing to do so. In order for us to fully develop or acquire any product or service, we must be able to secure the necessary financing beyond our recently completed direct public offering. In the early stages of operations, we will attempt to keep costs to a minimum. The cost to develop our products or services as currently outlined may very well be in excess of $100,000. We have no established source of funds to undertake the business strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing most of the administrative and other functions on his own without any cash compensation. We currently use the services of outside software developers with which we have been working with on an as “needed basis”. The software developers provide their services on a deferment basis enabling us to not have to pay them immediately or even near term. We do not expect to pay them in full or even partially for a period of time. This methodology could result in our design portal and smartphone app development extending beyond another two to three years. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

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

10.

Following the effective date of our registration statement, we became subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $75,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years.

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

Risks Related to our Common Stock

14.

The Company is selling shares without an underwriter.

Shares of common stock were being offered on our behalf by Mr. Estus, our founder and CEO, on a best-efforts basis. No broker-dealer was retained as an underwriter and no broker-dealer is under any obligation to purchase any shares of common stock. There was no firm commitment to purchase any of the shares. Despite the completion of the offering the sale of a small number of shares increases the likelihood that no market will ever develop for our common stock.

15.

Since there was no minimum for our recently completed direct public offering, persons who purchased shares of our common stock may lose their money without us being even able to develop a market.

Since there was no minimum with respect to the number of shares sold by the Company in our recently completed direct public offering, we most likely will be unable to attempt to create a public market of any kind. In such an event that no market is created, it is likely that the entire investment of a purchaser in our common stock would be lost.

16.

The offering price of our common stock was determined arbitrarily.

The offering price was not determined through an independent financial evaluation, market mechanism or by our auditors, and was to a large extent, arbitrary. Our PCAOB-registered public accounting firm did not review management's valuation and, expresses no opinion as to the fairness of the price. As a result, the price of our shares may not reflect the value perceived by the market. There can be no assurance that the common stock is worth the price for which investors paid, therefore, they may lose a portion of, or their entire, investment in our common stock.

17.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

We do not have any committed sources of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (85,000,000) shares. In addition, if a trading market ever develops for our common stock, we may attempt to raise additional capital by selling shares, possibly at a deep discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

19.

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

20.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker filed an application with FINRA on our behalf so as to be able to quote our shares on the OTCBB maintained by FINRA. There can be no assurance that even though the market maker’s application accepted by FINRA that a market will be made. We are not permitted to file such application on our own behalf. There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

We have through a broker-dealer and its clearing firm, become eligible through the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares will not be traded (technically the shares can be traded manually between accounts, but this may take many days and is not a realistic option for issuers relying on broker dealers for stock transactions, like all companies on the OTCBB. What this boils down to is while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades if a company’s stock is going to trade with any volume. There are no assurances that even though our shares are DTC-eligible we do not know how long it will take to develop a market for our common stock even with DTC attributes.

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

21.

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

22.

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

23.

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

24.

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

25.

The ability of our founder and CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon completion of our recently completed direct public offering, our founder and CEO beneficially owns an aggregate of 60 percent of our common stock. Because of his beneficial stock ownership, our founder, and CEO will be in a position to continue to elect our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder and CEO may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder and CEO. This level of control may have an adverse impact on the market value of our shares because our founder and CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community or may sell sufficient numbers of shares to significantly decrease our price per share.

26.

All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A majority of the presently outstanding shares of common stock (9,000,000 shares of which) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of one percent of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

All 9,000,000 issued and outstanding shares of restricted common stock are owned by our founder, and CEO, which consists of 6,000,000 and 3,000,000 shares issued for organizational services and tangible and intangible assets which may be sold commencing one year from the date that our recently completed direct public offering was completed.

27.

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

28.

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

29.

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

30.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement we became subject to certain informational requirements of the Exchange Act, as amended and are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which are immediately available to the public for inspection and copying. During the year that our registration statement became effective (from October 14, 2015 through October 13, 2016), these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. We are required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 1854 Oxford Avenue, Cardiff-by-the-Sea, California 92007. This space is currently used by us and another business that Mr. Estus operates from this location. The property from which we conduct our operations is owned by Mr. Estus. Mr. Estus charges us $500 per month and pays for all the utilities and maintenance costs required by the facility. There is no written lease agreement and we are on a month-month rental with Mr. Estus.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCQB under the symbol “CSCP,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We obtained the CSCP symbol on February 1, 2016.

Shareholders of Record

As of March 1, 2016, an aggregate of 15,000,000 shares of our common stock were issued and outstanding and owned by 26 shareholders of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since December 15, 2014 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-206068) in connection with the sale by us of up to 6,000,000 shares of common stock for $0.01 per share, was declared effective by the SEC on October 14, 2015.  The following information is reported in this annual report on Form 10-K dated for the period ended December 31, 2015:

	Shares	Amount
Aggregate Sold	6,000,000	$60,000
Net Proceeds		$60,000

The net proceeds from our recently completed direct public offering were used for general working capital purposes.

No payments for expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any affiliates with the funds raised in the offering, which funds we have not officially accepted or used to date. The offering was conducted in a best efforts, no minimum, direct public offering without involvement of underwriters or broker-dealers and the Company did not pay any commissions in connection with the sale of the shares. The Company completed its offering during December 2015.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Operations

We were incorporated on December 15, 2014 and soon thereafter acquired our business plan from our founder and president, Mr. David Estus. Most of the activity through March 1, 2016 involved the execution of our business plan, business development, development of programming language for use with our portal as well as most recently the preparation of the Company’s financials and other corporate governance efforts in anticipation of the Company’s direct public offering filed on Form S-1 declared effective October 14, 2015 (our “Offering”).

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our recently completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

Our business operations is comprised of two segments: a) design portal for internet users; and b) integration services for the office furnishings market. We are developing the design portal, middleware and back-office framework with the assistance of an established software development firm. The software development firm with which the Company has been working with is utilized on an as “needed basis”.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of the recently completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined is in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

Business Objective

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

Step One (Q1/Q2) ($10,000 est. costs)-Website development: Work with established webhosting businesses and web developer to stand up Cubescape.biz website. Test EDI functionality to drop ship partners and financial institutions.

Step Two (Q2/Q3) ($5,000 est. costs)-Ecommerce: Finalize strategic relations with ecommerce provide to integrate back office functionality between website selected ecommerce system servers.

Step Three (Q3/Q4) ($5,000 est. costs)-Drop ship partners: Establish ordering system between website and drop ship partners. Verify system functionality with ecommerce solution providers. Test entire order process through to shipment verification.

Step Four (Q5) ($5,000 est. costs)-Direct Sales: Develop direct sales strategy with consultants. Work with consultants to identify and approach manufacturers and corporate design specialist.

As mentioned above, our steps are predicated upon the Company obtaining financing either through additional equity or debt beyond our recently completed offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our action steps. In that case the Company will be forced to proceed on a piecemeal basis using the services of our founder, and CEO and the very limited use of outside contractors when and if limited funds are obtained. Our founder and CEO currently devotes in excess of 20 hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

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

Results of Operations for the period December 15, 2014 (inception) through December 31, 2014

Expenses

Expenses for the period December 15, 2014 (inception) through December 31, 2014 were $6,610. Officer compensation was $6,000 for the period December 15, 2014 (inception) through December 31, 2014. Organization costs was $610 for the period December 15, 2014 (inception) through December 31, 2014.

Loss before provision for income taxes

Loss before provision for incomes taxes for the period December 15, 2014 (inception) through December 31, 2014 was $6,610. We recorded no provision for federal or state income taxes. We have not generated any revenues.

Results of Operations for the fiscal year ended December 31, 2015

Expenses

Expenses for the fiscal year ended December 31, 2015 were $110,090. Development costs for our internal-use software was $46,200 for the fiscal year ended December 31, 2015. Administrative costs and other expense was $52,390 for the fiscal year ended December 31, 2015, which included rent expense of $6,000 due and owing to our founder, Mr. Estus, legal and accounting of approximately $43,000 that was related to business development and operational activities. Amortization and depreciation expense was $11,500 for the fiscal year ended December 31, 2015. We amortize and depreciate our intangible and tangible assets over twenty-four (24) months.

Loss before provision for income taxes

Loss before provision for incomes taxes for the fiscal year ended December 31, 2015 was $110,890. We recorded no provision for federal income taxes and state income tax of $800 for California minimum franchise tax. We have not generated any revenues.

Liquidity

We paid all costs related to our recently completed direct public offering which was approximately $22,000. Our operating expenses will be paid as and when necessary or otherwise accrued. Absent the ability to pay current obligations from available funds, we will need to seek out financial assistance from shareholders or various third parties who may agree to loan us the funds to cover outstanding professional and related fees. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans. If and when loaned, these loans most likely will be evidenced by non-interest-bearing unsecured notes treated as loans until repaid, if and when the Company has the financial ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose.

Since acquiring our business plan, most of our resources and work have been devoted to executing the business plan, limited writing and testing of software code, testing and mock-up of our internet portal and smartphone app to be used with our intended product, implementing systems and controls, and completing the registration statement. With the registration statement completed, we our refocusing our work on product and service offerings as well as the development of our proprietary software for internal use. We believe the development work needed to initiate and complete software development, attract developers, and initiate our marketing plans, including the development of a saleable product, will range between $100,000 and $150,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there can be no assurance, we can commence the launch of our intended product and services to the end user or consumer. If we are only able to use internal resources only (primarily consisting of the services of our founder, and CEO), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our founder and CEO to the extent that he is capable and willing to provide such funds. While we have engaged the services of a software development firm which we use on an as “needed basis” their function and assistance is limited. Our goal would be to have product and our internet portal available, sales channels and a comprehensive website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital will be solicited from business associates of our founder and CEO or through private investors referred to us by those same business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees, consultants and independent contractors whenever possible. We cannot predict the likelihood or source of raising capital or funds   needed to complete the development of our product and the stages as outlined above.

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

As of December 31, 2015, we owed approximately $99,000 in connection with software development costs incurred, consulting services and other expenses. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of December 31, 2015.

As of December 31, 2015, we owed $6,000 in connection with interest-free demand loans from an unrelated party and a related party. The proceeds of which were used for working capital purposes.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2015 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has adopted the provisions of ASU 2014-10 for the period ending December 31, 2015. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CUBESCAPE, INC.

DECEMBER 31, 2015

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

_________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CubeScape, Inc.

We have audited the accompanying balance sheets of CubeScape, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2015 and for the period from December 15, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CubeScape, Inc. as of December 31, 2015 and 2014, and the result of its operations and its cash flows for the year ended December 31, 2015 and for the period from December 15, 2014 (inception) to December 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

March 1, 2016

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

CUBESCAPE, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,230	$-
Prepaid expense	18,000	-
Total Current Assets	37,230	-

Property and Equipment, net	1,927	-
Intangible Assets, net	10,573	-

OTHER ASSETS:
Deferred offering costs	-	-
Total Other Assets	-	-

TOTAL ASSETS	$49,730	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$93,265	$-
Related party loan	6,000	-
Nonrelated party loans	105	610
TOTAL LIABILITIES	99,370	610

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 and 6,000,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	15,000	6,000
Additional paid in capital	52,860	-
Accumulated deficit	(117,500)	(6,610)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(49,640)	(610)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$49,730	$-

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENTS OF OPERATIONS

For the year ended December 31, 2015
Revenue	$-
Cost of revenue	-
Gross margin	-

Expenses:
Officer compensation	-
Development costs – internal use software	46,200
Administrative and other costs	52,390
Amortization and depreciation expense	11,500
Organization expense	-
Loss before income tax	110,090

Provision for income tax	800
Net loss	$(110,890)
Basic and diluted loss per share	$(0.01)
Weighted average common shares outstanding - basic and diluted	9,205,479

For the period December 15, 2014 (inception) through December 31, 2014
Revenue	$-
Cost of revenue	-
Gross margin	-

Expenses:
Officer compensation	6,000
Development costs – internal use software	-
Administrative and other costs	-
Amortization and depreciation expense	-
Organization expense	610
Loss before income tax	6,610

Provision for income tax	-
Net loss	$(6,610)
Basic and diluted loss per share	$(0.00)
Weighted average common shares outstanding - basic and diluted	6,000,000

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 15, 2014 (inception) shares issued for organization services – officers compensation	6,000,000	$6,000	$-	$-	$6,000

Net loss	-	-	-	(6,610)	(6,610)
Balance – December 31, 2014	6,000,000	6,000	-	(6,610)	(610)

Shares issued for intangible and tangible assets – January 15, 2015	3,000,000	3,000	21,000	-	24,000

Shares issued pursuant to registered offering – December 11, 2015	6,000,000	6,000	54,000	-	60,000

Deferred offering costs – additional paid in capital offset upon close of registered offering December 11, 2015	-	-	(22,140)	-	(22,140)

Net loss	-	-	-	(110,890)	(110,890)

Balance – December 31, 2015	15,000,000	$15,000	$52,860	$(117,500)	$(49,640)

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF CASH FLOWS

	For the year ended December 31, 2015	For the period December 15, 2014 (inception) through December 31, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(110,890)	$(6,610)
Amortization	11,500	-
Shares issued for compensation	-	6,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	(18,000)	-
Change in deferred offering expense	-	-
Change in accounts payable	93,265	-
Net Cash (Used in) Operating Activities	(24,125)	(610)
CASH FLOW FROM INVESTING ACTIVITIES	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Deferred offering costs paid	(22,140)	-
Proceeds from registered offering	60,000	-
Loan repayment to nonrelated parties	(16,710)	-
Loans from nonrelated parties	16,205	610
Loans from related party	6,000	-
Net Cash Provided by Financing Activities	43,355	610
CHANGE IN CASH	19,230	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$19,230	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for acquisition of tangible and intangible assets	$24,000	$-

See Notes to Financial Statements.

CUBESCAPE, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on December 15, 2014 (date of inception) under the laws of the State of Nevada, as CubeScape, Inc.

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. The Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $60,000. Twenty six (26) investors invested at a price of $0.01 per share for the entire offering which closed on December 11, 2015.

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

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. These financial statements should be read along with the financial statements of the Company for the period ended December 31, 2014 and notes thereto contained in the Company’s registration statement filed on Form S-1 declared effective on October 14, 2015.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the twelve months ended December 31, 2015 or for the period December 15, 2014 (inception) through December 31, 2014, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and December 31, 2015, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, deferred offering costs and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2014 and December 31, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the twelve months ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014, respectively, $800 and no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2015 and believes that none have a material effect on the Company’s financial statements except for the following.

In June of 2014 FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10 for the period ending December 31, 2015. The adoption of ASU 2014-10 did not have an impact on our results of operations, financial condition or cash flow.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company has not yet generated revenues from operations. Since inception, the Company has been engaged in financing and executing its business plan of operations and incurring costs and expenses related to its direct public offering. As a result, the Company incurred accumulated net losses for the year ended December 31, 2015 and from Inception (December 15, 2014) through December 31, 2014 of ($110,890) and ($6,610), respectively. In addition, the Company’s development activities since inception have been sustained through debt financing and the deferral of payments on accounts payable and other expenses.

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

Intangible assets as of December 31, 2015 and December 31, 2014 includes the following:

	December 31, 2015	December 31, 2014

Intangible assets consisting of certain development costs and purchased software for design and graphics	$20,300	$-
Less: Accumulated amortization	(9,727)	(-)
Net intangible assets	$10,573	$-

For the twelve months ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014 we recognized $9,727 and none in amortization expense, respectively. The acquired intangible assets were placed in service on January 15th, 2015. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and December 31, 2014 includes the following:

	December 31, 2015	December 31, 2014

Computers and equipment	$2,000	$-
Furniture and workstations	1,700	-
	3,700	-
Less: Accumulated depreciation	(1,773)	(-)
Net property and equipment	$1,927	$-

For the twelve months ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014 we recognized $1,773 and none in depreciation expense, respectively. The acquired assets were placed in service on January 15th, 2015 (see Note 3 - Intangible Assets). We are depreciating these assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 5 –RELATED PARTY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

For the period ended December 31, 2015, the Company executed a promissory note with a related party in the amount of $4,500. The unsecured note payable bears interest at 0% per annum and is due upon demand. The Company amended this note payable to increase it to $6,000 as of December 31, 2015.

The Company recorded rent expense of $6,000 and none (included in Administrative and other costs) for the twelve months ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014, respectively. The Company rents office space from its founder on a month-to-month lease for $500 per month. This includes all utilities and other incidental costs associated with operating the office space in which to house the Company’s computing equipment and its headquarters.

During the year ended December 31, 2015 the Company recorded and capitalized $24,000 of intangible and tangible assets purchased from our founder. This transaction occurred on January 15, 2015 (see Note 3 - Intangible Assets).

NOTE 6 –NONRELATED PARTY NOTES PAYABLE

During the year ended December 31, 2015, the Company executed promissory notes with three nonrelated parties in the amounts $5,000, $5,100 and $2,610, respectively. The unsecured notes payable bear interest at 0% per annum and are due and payable upon demand. The nonrelated party notes increased by $4,000 during the period post the execution of the promissory notes. The Company during the year ended December 31, 2015 made payments totaling $16,710 leaving a balance of $105 due to a nonrelated party as of December 31, 2015.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are directly related to the proposed common stock offering. Deferred offering costs were offset against the net proceeds of our equity transaction. On December 11, 2015, deferred offering costs of $22,140 was credited towards additional paid in capital. As of December 31, 2015, deferred offering costs were none.

NOTE 8 – INCOME TAXES

At December 31, 2015 and 2104, the Company had a net operating loss carryforward of $117,500 and $6,610, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows at December 31, 2015 and 2014:

	2015	2014
Deferred tax asset:
Net operating loss carryforward	$41,125	$2,314
Total deferred tax asset	41,125	2,314
Less: Valuation allowance	(41,125)	(2,314)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2015 and December 31, 2014 was $41,125 and $2,314, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2015 and December 31, 2014 and recognized a full valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of December 31, 2015 and December 31, 2014:

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

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. The Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $60,000. Twenty six (26) investors invested at a price of $0.01 per share for the entire offering which closed on December 11, 2015.

At December 31, 2015, there were 15,000,000 shares of common stock issued and outstanding.

NOTE 10 – WARRANTS AND OPTIONS

As of December 31, 2015 and December 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2015 through the date the financial statements were issued. The Company determined that it has no reportable events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and EGC’s are exempt from this requirement entirely until they are no longer an EGC. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of CubeScape, Inc. as of December 31, 2015.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed

David Estus	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting office	51	December 15, 2014

David L. Estus, Chairman, CEO, CFO

Mr. Estus is currently the Company’s sole officer and director in the respective capacities of CEO, CFO and Chairman of the Company’s Board of Directors. He has held these positions since December 15, 2014. He is responsible for all duties required of a corporate officer and the development of the business. From May 2005 through the present, Mr. Estus has served as an executive 3D Artist Designer for Monte Roca Game Design Company. Monte Roca Game Design Company is an interactive game company that works closely with game designers in the game market providing creative design expertise along with advanced solutions to game projects. This includes art design concept, 3D environments, character design modelling animation, cutting edge designs which particle effects, dynamic lighting and actor based motion capture animation; all enhancing video game experience. From 1992 to 2005, Mr. Estus served as Senior Art Director with 989 Studios a division of Sony Corporation, which grew to become one of North America’s largest developers of video games. Mr. Estus’ most successful product was the 989 Major League Baseball video game series. The Company believes that Mr. Estus’ experience in the video game industry makes him a valuable member of the Company’s Board of Directors and management team. Mr. Estus also holds an Associate Degree in Art with an emphasis in Computer Graphics received from San Diego Mesa College. Mr. Estus has earned a number of awards for his art work as well as recognition for his advanced pixilation in computer gaming.

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board held no formal meetings in the prior fiscal year. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board, or any committee performing similar functions. Our Board performs the functions of nominating and compensation committees.

Audit Committee

Our Board has not established an audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o CubeScape, Inc., at the Company’s address listed on the cover of this Report.

Director Nominations

As of December 31, 2015, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Board Leadership Structure and Role on Risk Oversight

Mr. Estus currently serves as our principal executive officer and sole director of the Company. We have determined this leadership structure was duly appropriate for us because of our small size, limited operations and resources. The Board will continue to evaluate our leadership structure and modify as deemed appropriate based on size, resources and operations of the Company. It is anticipated that our Board will establish procedures and guidelines to determine an appropriate role for members of the Board in risk oversight function of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company, except for what has been reported in our registration statement on Form S-1. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal year ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
[1] David Estus	2015(2)	−	−	−	−	−	−	−	−
	2014(1)	−	−	(1)	−	−	−	6,000	6,000
CEO, CFO and Director

The Company has no formal employment arrangement with Mr. Estus for services. Mr. Estus’ compensation is not based on any percentage calculations. Mr. Estus makes all decisions determining the amount and timing of payment for his compensation and, for the immediate future, Mr. Estus has elected not to receive any payment of compensation which permits us to meet our financial obligations.

(1) Mr. Estus upon inception (December 15, 2014) received 6,000,000 shares of common stock of the Company in exchange for organizational services valued at $6,000. The Company does not intend to issue any additional shares to Mr. Estus for services as an officer or as a director.

(2) Mr. Estus invoices the Company for rental expense of $500 per month on a month-to-month verbal rental agreement. We do not consider the expense to be characterized as additional income to Mr. Estus as it is significantly below fair market value for comparable rents.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal year ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal year ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2015.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David Estus	$-	$-	$-	$-	$-	$-	$-

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate compensation committee. Instead, our Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters that may be brought forth to it.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreement s regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 1, 2016, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Directors and Executive Officers
David Estus
c/o CubeScape Inc.
	9,000,000	60%

Notes:

(1) The address for purposes of this table is 1854 Oxford Avenue, Cardiff-by-the-Sea, California 92007.

(2) Unless otherwise indicated, we believe all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(3) Mr. Estus received 3,000,000 shares for selling certain intangible and tangible assets to the Company on January 15, 2015, including the business plan, software development costs, computing and other equipment which present the basis for our business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The Transfer Agent for our common stock is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121. Its telephone number is (801) 274-1088.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address is 1854 Oxford Avenue, Cardiff-by-the-Sea, California 92007. This space is provided to us by Mr. Estus. Mr. Estus charges us $500 per month and pays for all utilities and other maintenance costs for the facilities. There is no written lease agreement and we are on a month-month rental notice.

We issued 6,000,000 shares of its common stock to its founder and CEO, Mr. Estus, in exchange for organizational services incurred upon incorporation. These services were valued at $6,000.

Mr. Estus developed our business plan, the foundation for our internal-use software to be used to support our design portal, which we will continue to develop and improve upon. Mr. Estus received 3,000,000 shares of our common stock for selling certain tangible and intangible assets to us. The value of the assets purchased was $24,000, which is far less than the total cost incurred by Mr. Estus.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB and the OTCQB do not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. David Estus is not an independent director because he currently holds the title of officer in the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2015 and 2014 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2015	December 31, 2014
Audit fees (1)	$10,000	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$-

Notes:

(1)

Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2015 and for the period December 15, 2014 (inception) through December 31, 2014.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)

Financial Statements

(b)

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
10.2*	Conflict of Interest Agreement
23.1#	Consent of PLS CPA’s, a professional corporation

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed with initial filing of the Company’s registration statement on Form S-1, August 4, 2015.

# Filed herewith.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESCAPE, INC.
(Registrant)

Date: March 1, 2016	By:	/s/ David Estus
David Estus
Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ David Estus David Estus	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 1, 2016