Form 10-Q
period 2016-03-31
CUBESCAPE INC
filed 2016-05-05
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016

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

Registrant’s telephone number, including area code: (619) 732-3875

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

The number of shares of the registrant’s common stock outstanding as of May 4, 2016 was 15,000,000 shares.

CUBESCAPE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of CubeScape, Inc. at March 31, 2016 (unaudited) and December 31, 2015 (audited)	3

	Statements of Operations of CubeScape, Inc. for the three months ended March 31, 2016 and 2015 (unaudited)	4

	Statements of Stockholders Deficit of CubeScape, Inc. for the period December 15, 2014 (inception) through December 31, 2015 (audited) and for the three months ended March 31, 2016 (unaudited)	5

	Statement of Cash Flows of CubeScape, Inc. for the three months ended March 31, 2016 and 2015 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	(Removed and Reserved)	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Part I. Financial Information

Item 1.

Interim Financial Statements (unaudited)

CUBESCAPE, INC.

BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,061	$19,230
Prepaid expense	8,464	18,000
Total Current Assets	13,525	37,230

Property and Equipment, net	1,465	1,927

Intangible Assets, net	8,035	10,573

OTHER ASSETS:
Deferred offering costs	-	-
Total Other Assets	-	-

TOTAL ASSETS	$23,025	$49,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$127,200	$93,265
Related party loan	7,750	6,000
Nonrelated party loans	990	105
TOTAL LIABILITIES	135,940	99,370

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 issued and outstanding	15,000	15,000
Additional paid in capital	52,860	52,860
Accumulated deficit	(180,775)	(117,500)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(112,915)	(49,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,025	$49,730

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2016 (unaudited)	For the three months ended March 31, 2015 (unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Consulting expense – business development	20,300	2,600
Development costs – internal use software	14,000	9,000
Administrative and other costs	1,794	1,500
Amortization and depreciation expense	3,000	2,500
Public company expense	24,181	-
Loss before income tax	63,275	15,600

Provision for income tax	-	-
Net loss	$(63,275)	$(15,600)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	15,000,000	8,500,000

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 15, 2014 (inception) shares issued for organization services – officers compensation	6,000,000	$6,000	$-	$-	$6,000

Net loss	-	-	-	(6,610)	(6,610)

Balance – December 31, 2014 (audited)	6,000,000	6,000	-	(6,610)	(610)

Shares issued for intangible and tangible assets – January 15, 2015	3,000,000	3,000	21,000	-	24,000

Shares issued pursuant to registered offering – December 11, 2015	6,000,000	6,000	54,000	-	60,000

Deferred offering costs – additional paid in capital offset upon close of registered offering December 11, 2015	-	-	(22,140)	-	(22,140)

Net loss	-	-	-	(110,890)	(110,890)

Balance – December 31, 2015 (audited)	15,000,000	15,000	52,860	(117,500)	(49,640)

Net loss	-	-	-	(63,275)	(63,275)

Balance – March 31, 2016 (unaudited)	15,000,000	$15,000	$52,860	$(180,775)	$(112,915)

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2016 (unaudited)	For the three months ended March 31, 2015 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(63,275)	$(15,600)
Amortization	3,000	2,500

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	9,536	-
Change in deferred offering expense	-	(5,000)
Change in accounts payable	33,935	11,600
Net Cash (Used in) Operating Activities	(16,804)	(6,500)
CASH FLOW FROM INVESTING ACTIVITIES	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Loans from nonrelated parties	885	5,000
Loan from related party	1,750	1,500
Net Cash Provided by Financing Activities	2,635	6,500
CHANGE IN CASH	(14,169)	-

CASH AT BEGINNING OF PERIOD	19,230	-

CASH AT END OF PERIOD	$5,061	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for acquisition of tangible and intangible assets	$-	$24,000

See Notes to Financial Statements.

CUBESCAPE, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016 (UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The “Company” was incorporated on December 15, 2014 (date of inception) under the laws of the State of Nevada, as CubeScape, Inc.

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

Interim financial statements (March 31, 2016 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2015 and notes thereto contained.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the three months ended March 31, 2016 and 2015, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and March 31, 2016 (unaudited), respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, deferred offering costs and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2015 and March 31, 2016 (unaudited), the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three month periods ended March 31, 2016 and 2015, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2016 and believes that none have a material effect on the Company’s financial statements except for the following.

In June of 2014 FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10 for the period ending March 31, 2016. The adoption of ASU 2014-10 did not have an impact on our results of operations, financial condition or cash flow.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its planned direct public offering. As a result, the Company incurred accumulated net losses for the three month period ended March 31, 2016 and 2015 of ($63,275) and ($15,600), respectively. In addition, the Company’s development activities since inception have been sustained through debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. Management believes sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock to institutional and other financial sources. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution its shareholders. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay its business plan rollout.

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

Intangible assets includes the following:

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Intangible assets consisting of certain development costs and purchased software for design and graphics	$20,300	$20,300
Less: Accumulated amortization	(12,265)	(9,727)
Net intangible assets	$8,035	$10,573

For the three month periods ended March 31, 2016 and 2015 (unaudited) we recognized $2,538 and $2,115 in amortization expense, respectively. The acquired intangible assets were placed in service on January 15th, 2015. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Computers and equipment	$2,000	$2,000
Furniture and workstations	1,700	1,700
	3,700	3,700
Less: Accumulated depreciation	(2,235)	(1,773)
Net property and equipment	$1,465	$1,927

For the three month periods ended March 31, 2016 and 2015 (unaudited) we recognized $462 and $385 in depreciation expense, respectively. The acquired assets were placed in service on January 15th, 2015 (see Note 3 - Intangible Assets). We are depreciating these assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the period ended December 31, 2015, the Company executed a promissory note with a related party in the amount of $4,500. The unsecured note payable bears interest at 0% per annum and is due upon demand. The Company amended this note payable to increase it from $4,500 to $6,000 and $7,750 as of December 31, 2015 and March 31, 2016, respectively.

The Company recorded rent expense of $1,500 and $1,500 (included in Administrative and other costs) for the three months ended March 31, 2016 and 2015, respectively. The Company rents office space from its founder on a month-to-month lease for $500 per month. This includes all utilities and other incidental costs associated with operating the office space in which to house the Company’s computing equipment and its headquarters.

During the year ended December 31, 2015 the Company recorded and capitalized $24,000 of intangible and tangible assets purchased from our founder. This transaction occurred on January 15, 2015 (see Note 3 - Intangible Assets).

NOTE 6 –NONRELATED PARTY NOTES PAYABLE

During the year ended December 31, 2015, the Company executed promissory notes with three nonrelated parties in the amounts, $5,000, $5,100 and $2,610, respectively. The unsecured notes payable bear interest at 0% per annum and are due and payable on demand. Nonrelated party notes increased by $4,000 during the year ended December 31, 2015. The Company during the year ended December 31, 2015 made payments totaling $16,710 leaving a balance of $105 due to nonrelated party as of December 31, 2015. The Company during the three months ended March 31, 2016 borrowed an additional $885 leaving a balance of $990 due to nonrelated party as of March 31, 2016.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are directly related to the proposed common stock offering. Deferred offering costs were offset against the net proceeds of our equity transaction. On December 11, 2015, deferred offering costs of $22,140 was credited towards additional paid in capital. As of March 31, 2016 and December 31, 2015, deferred offering costs were none.

NOTE 8 – INCOME TAXES

At March 31, 2016 (unaudited), the Company had a net operating loss carryforward of $180,775, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows at March 31, 2016 (unaudited):

2016
Deferred tax asset:
Net operating loss carryforward	$63,271
Total deferred tax asset	63,271
Less: Valuation allowance	(63,271)
Net deferred tax asset	$-

Valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015 was $63,271 and $41,125, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2016 and December 31, 2015 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of March 31, 2016 (unaudited):

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

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $60,000. Twenty six (26) investors invested at a price of $0.01 per share for the entire offering which closed December 11, 2015.

At March 31, 2016 and December 31, 2015, there were 15,000,000 shares of common stock issued and outstanding.

NOTE 10 – WARRANTS AND OPTIONS

As of March 31, 2016 and December 31, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2016 through the date the financial statements were issued.

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

Operations

We were incorporated on December 15, 2014 and soon thereafter acquired our business plan from our founder and president, Mr. David Estus. Most of the activity through May 4, 2016 involved the execution of our business plan, business development, development of programming language for use with our portal as well as most recently the preparation of the Company’s financials and other corporate governance efforts in anticipation of the Company’s direct public offering filed on Form S-1 declared effective October 14, 2015 (our “Offering”).

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of this offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined is in excess of $100,000. We have no established sources of funds to undertake the business plan as outlined. Until we obtain additional funding, if ever, we will keep our operating costs as low as possible with our founder, and CEO providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

As mentioned above, our steps are predicated upon the Company obtaining financing either through additional equity or debt beyond our recently completed direct public offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our action steps. In that case the Company will be forced to proceed on a piecemeal basis using the services of our founder, and CEO and the very limited use of outside contractors when and if limited funds are obtained. Our founder and CEO currently devotes in excess of 20 hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

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

Results of Operations for the three month period ended March 31, 2016

Expenses

Expenses for the three month period ended March 31, 2016 and 2015 were $63,275 and $15,600, respectively. Development costs for our internal-use software was $14,000 for the three month period ended March 31, 2016 compared to $9,000 for the three month period ended March 31, 2015. Public company expense was $24,181 for the three month period ended March 31, 2016 compared to none for the three month period ended March 31, 2015. Consulting expense related to business development was $20,300 for the three month period ended March 31, 2016 compared to $2,600 for the three month period ended March 31, 2015. Administrative costs and other expense was $1,794 for the three month period ended March 31, 2016, which included rent expense due and owing to our founder, Mr. Estus. Administrative costs and other expense was $1,750 for the three month period ended March 31, 2015, which included rent expense. Amortization and depreciation expense was $3,000 and $2,500 for the three month period ended March 31, 2016 and 2015, respectively. The Company and its management has ramped up its operations and business development efforts now that the Company’s direct public offering is complete, and smart phone application development has proved promising along with portal development.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three month period ended March 31, 2016 was $63,275. Loss before provision for incomes taxes for the three month period ended March 31, 2015 was $15,600. We recorded no provision for federal or state income taxes. We have not generated any revenues.

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

As of March 31, 2016, we owed approximately $127,000 in connection with software development costs incurred, consulting services and other expenses. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of March 31, 2016.

As of March 31, 2016, we owed $9,000 in connection with interest-free demand loans from an unrelated party and a related party. The proceeds of which were used for working capital purposes.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2016 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has adopted the provisions of ASU 2014-10 for the period ending March 31, 2016. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

Changes in Internal Control over Financial Reporting

During the period ending March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CSI is an early stage company and virtually no financial resources currently available to it. We had tangible and intangible assets of $49,730 and $23,025 as of December 31, 2015 and March 31, 2016, respectively. We had negative working capital of $62,140 and $122,415 as of December 31, 2015 and March 31, 2016, respectively. We had a stockholders’ deficit of $49,640 and $112,915 at December 31, 2015 and March 31, 2016, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2015 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will be required to seek additional financing beyond the amount received from our completed direct public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Most of the efforts of our founder, President and CEO have been spent on the registration efforts with limited efforts in the execution of our business plan and operations. We will seek additional financing to further pursue and execute on our business plan and its steps. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain the necessary financing to continue as a going concern.

Our current resources and source of working capital funds, primarily consists of loans from unaffiliated third parties who are business associates of our founder, President and CEO. These sources we believe to be sufficient to keep our business operations functioning for the next three to nine months. We do not have a formal agreement with our founder and CEO, nor with the unaffiliated third parties to fund the Company’s working capital needs; however, our founder’s and CEO’s current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks other sources of outside funding. This may include seeking to delay or defer payments to third party vendors and unaffiliated third parties. To date, this type of deferred payment method has helped us with our working capital needs. The Company developed much of its initial design of its portal and associated internal-use software through the efforts of Mr. Estus. We currently spend between $5,000 and $10,000 per month on operational expenses. We have not generated any revenues from our business, and our expenses will continue to be accrued or deferred until sufficient financing is obtained. Financing may be obtained from our founder or others who are familiar with our founder and loan us the necessary funds to pay for these expenses. We received interest-free short term loans and we deferred the payment of services to third party vendors to fund our operations. No assurances can be given that we will be able to continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

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

We were formed on December 15, 2014. Most of our efforts to date have been related to executing our business plan and commencing business operations. Through March 31, 2016 we have had no revenues. We face a high risk of business failure. The likelihood of success must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on many factors, including, but not limited to, initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

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

Risks Related to our Common Stock

14.

The Company sold shares without an underwriter.

Shares of common stock were offered on our behalf by Mr. Estus, our founder and CEO, on a best-efforts basis. No broker-dealer was retained as an underwriter, nor was any broker-dealer is under any obligation to purchase any shares of common stock. There was no firm commitment to purchase any shares. Despite the completion of the direct public offering, the sale of a small number of shares increased the likelihood that no market will ever develop for our common stock.

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

The offering price of our direct public offering was not determined through an independent financial evaluation, market mechanism or for that matter by our auditors, and was to a large extent, arbitrary. Our PCAOB-registered public accounting firm did not review management's valuation and, expresses no opinion as to the fairness of the price. As a result, the price of our shares may not reflect the value perceived by the market when and if it develops. There can be no assurance that the common stock is worth the price for which investors paid, therefore, they may lose a portion of, or their entire, investment in our common stock.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker filed an application with FINRA on our behalf so as to be able to quote our shares on the OTCBB maintained by FINRA. There can be no assurance that even though the market maker’s application accepted by FINRA that any market will ever be made. We are not permitted to file such application on our own behalf. There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

We have through a broker-dealer and its clearing firm, become eligible through the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares will not be traded (technically the shares can be traded manually between accounts, but this may take many days and is not a realistic option for issuers relying on broker dealers for stock transactions, like all companies on the OTCBB. What this boils down to is while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades if a company’s stock is going to trade with any volume. There are no assurances that even though our shares are DTC-eligible we do not know how long it will take to develop a market for our common stock even with the DTC-eligible attributes.

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

Upon the completion of our recently completed direct public offering, our founder and CEO will beneficially own an aggregate of 60 percent of our common stock assuming the sale of all shares being registered. Because of his beneficial stock ownership, our founder, and CEO is in a position to continue to elect our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder and CEO may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our founder and CEO. This level of control may have an adverse impact on the market value of our shares because our founder and CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community or may sell sufficient numbers of shares to significantly decrease our price per share.

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

All 9,000,000 shares of restricted common stock are owned by our founder, and CEO, which is comprised of 6,000,000 and 3,000,000 shares issued for organizational services and tangible and intangible assets which may be sold commencing one year from the date that our direct public offering was completed.

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

As of the effective date of our registration statement we became subject to certain informational requirements of the Exchange Act, as amended and are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which are immediately available to the public for inspection and copying. During the year that our registration statement became effective (from October 14, 2015 through October 13, 2016), these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. We are required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not "accredited investors" (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None for the period ending March 31, 2016

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

Dated: May 4, 2016

CUBESCAPE, INC.

(Registrant)

By: /s/ David Estus

By: David Estus, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer