Form 10-Q
period 2016-06-30
CUBESCAPE INC
filed 2016-08-22
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2016

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 333-201607

CUBESCAPE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1026 16th Avenue South Nashville, Tennessee	37212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 602-4445

1854 Oxford Avenue Cardiff-by-the-Sea, California 92007
(Former name, former address and former fiscal year, if changed since last report)

Copies of communications to:
Anthony N. DeMint, Esq. DeMint Law, PLLC 3753 Howard Hughes Parkway Second Floor, Suite 314 Las Vegas, NV 89169

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X . .  No       .

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2016 was 15,000,000 shares.

CUBESCAPE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of CubeScape, Inc. at June 30, 2016 (unaudited) and December 31, 2015 (audited)	3

	Statements of Operations of CubeScape, Inc. for the three months and six months ended June 30, 2016 and 2015 (unaudited)	4

	Statements of Stockholders’ Deficit of CubeScape, Inc. for the period December 15, 2014 (inception) through December 31, 2015 (audited) and for the six months ended June 30, 2016 (unaudited)	5

	Statement of Cash Flows of CubeScape, Inc. for the six months ended June 30, 2016 and 2015 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of financial condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures		19

Part I. Financial Information

Item 1. Interim Financial Statements (unaudited)

CUBESCAPE, INC.

BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$130	$19,230
Prepaid expense	6,458	18,000
Total Current Assets	6,588	37,230

Property and Equipment, net	1,003	1,927

Intangible Assets, net	5,498	10,573

OTHER ASSETS:
Deferred offering costs	-	-
Total Other Assets	-	-

TOTAL ASSETS	$13,089	$49,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$20,000	$93,265
Related party loan	-	6,000
Nonrelated party loans	-	105
TOTAL LIABILITIES	20,000	99,370

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 issued and outstanding	15,000	15,000
Additional paid in capital	74,850	52,860
Accumulated deficit	(96,761)	(117,500)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(6,911)	(49,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,089	$49,730

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2016 (unaudited)	For the six months ended June 30, 2015 (unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Consulting expense – business development	20,300	-
Development costs – internal use software	14,000	19,200
Administrative and other costs	3,322	11,600
Amortization and depreciation expense	6,000	5,500
Public company expense	39,539	-
	83,161	36,300

Debt Forgiveness	103,900	-
Income (Loss) before income tax	20,739	(36,300)
Provision for income tax	-	-
Net income (loss)	$20,739	$(36,300)
Basic and diluted income (loss) per share	$0.00	$(0.00)
Weighted average common shares outstanding - basic and diluted	15,000,000	8,750,000

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2016 (unaudited)	For the three months ended June 30, 2015 (unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Consulting expense – business development	-	-
Development costs – internal use software	-	13,000
Administrative and other costs	1,528	8,800
Amortization and depreciation expense	3,000	4,000
Public company expense	15,355	-
	19,883	25,800

Debt Forgiveness	103,900	-
Income (Loss) before income tax	84,017	(25,800)
Provision for income tax	-	-
Net income (loss)	$84,017	$(25,800)
Basic and diluted income (loss) per share	$0.01	$(0.00)
Weighted average common shares outstanding - basic and diluted	15,000,000	9,000,000

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 15, 2014 (inception) shares issued for organization services – officers compensation	6,000,000	$6,000	$-	$-	$6,000

Net loss	-	-	-	(6,610)	(6,610)

Balance – December 31, 2014 (audited)	6,000,000	6,000	-	(6,610)	(610)

Shares issued for intangible and tangible assets – January 15, 2015	3,000,000	3,000	21,000	-	24,000

Shares issued pursuant to registered offering – December 11, 2015	6,000,000	6,000	54,000	-	60,000

Deferred offering costs – additional paid in capital offset upon close of registered offering December 11, 2015	-	-	(22,140)	-	(22,140)

Net loss	-	-	-	(110,890)	(110,890)

Balance – December 31, 2015 (audited)	15,000,000	15,000	52,860	(117,500)	(49,640)

Debt forgiven by stockholders	-	-	21,990	-	21,990

Net income (loss)	-	-	-	20,739	20,739

Balance – June 30, 2016 (unaudited)	15,000,000	$15,000	$74,850	$(96,761)	$(6,911)

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF CASH FLOWS

	For the three months ended June 30, 2016 (unaudited)	For the three months ended June 30, 2015 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$20,739	$(36,300)
Amortization	6,000	5,500
Debt forgiveness	(103,900)	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	11,542	(1,000)
Change in deferred offering expense	-	(10,000)
Change in accounts payable	30,634	27,800
Net Cash (Used in) Operating Activities	(34,985)	(14,000)
CASH FLOW FROM INVESTING ACTIVITIES	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Loans from nonrelated parties	(105)	11,000
Loan from related party	15,990	3,000
Net Cash Provided by Financing Activities	15,885	14,000
CHANGE IN CASH	(19,100)	-

CASH AT BEGINNING OF PERIOD	19,230	-

CASH AT END OF PERIOD	$130	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Forgiveness from stockholder	21,990	-
Stock issued for acquisition of tangible and intangible assets	$-	$24,000

See Notes to Financial Statements.

CUBESCAPE, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016 (UNAUDITED)

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

Nature of operations

The Company is developing a branded product that utilizes panoramic vinyl wall graphics generated on a proprietary interactive design portal. The proprietary interactive portal is designed to assist the consumer or end-user in creating wall or cubicle panel art, upgrading and/or enhancing plain home, office and cubicle work space with a new approach to workplace aesthetics. The Company’s product will consist of high resolution wall graphics made from professional art, designs, stock-photos and/or user (consumer) provided images that are integrated into unique backdrop. Graphics will be constructed of quality vinyl and low-tack adhesive for ease of application and replacement but durable. In addition, on June 9, 2016 a majority (60%) of the Company was acquired by American Rebel, Inc.,

Interim financial statements (June 30, 2016 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the year ended December 31, 2015 and notes thereto contained.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the six months ended June 30, 2016 and 2015, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and June 30, 2016 (unaudited), respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, deferred offering costs and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2015 and June 30, 2016 (unaudited), the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the six month periods ended June 30, 2016 and 2015, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through June 30, 2016 and believes that none have a material effect on the Company’s financial statements except for the following.

In June of 2014 FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10 for the period ending June 30, 2016. The adoption of ASU 2014-10 did not have an impact on our results of operations, financial condition or cash flow.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its planned direct public offering. As a result, the Company incurred net income (losses) for the six month period ended June 30, 2016 and 2015 of 20,739 and ($36,300), respectively. The Company’s accumulated deficit is $96,671 as of June 30, 2016 ($117,500 as of December 31, 2015). In addition, the Company’s development activities since inception have been sustained through debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. Management believes sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock to institutional and other financial sources. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution to its stockholders. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay its business plan rollout.

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

Intangible assets includes the following:

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Intangible assets consisting of certain development costs and purchased software for design and graphics	$20,300	$20,300
Less: Accumulated amortization	(14,802)	(9,727)
Net intangible assets	$5,498	$10,573

For the six month periods ended June 30, 2016 and 2015 (unaudited) we recognized $5,075 and $4,230 in amortization expense, respectively. The acquired intangible assets were placed in service on January 15, 2015. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Computers and equipment	$2,000	$2,000
Furniture and workstations	1,700	1,700
	3,700	3,700
Less: Accumulated depreciation	(2,697)	(1,773)
Net property and equipment	$1,003	$1,927

For the six month periods ended June 30, 2016 and 2015 (unaudited) we recognized $924 and $770 in depreciation expense, respectively. The acquired assets were placed in service on January 15, 2015 (see Note 3 - Intangible Assets). We are depreciating these assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the period ended December 31, 2015, the Company executed a promissory note with a related party in the amount of $4,500. The unsecured note payable bears interest at 0% per annum and is due upon demand. The Company amended this note payable to increase it from $4,500 to $6,000 and $7,750 as of December 31, 2015 and March 31, 2016, respectively.  During the three months ended June 30, 2016, this note payable increased to $21,990 and was forgiven as of June 30, 2016. The Company recorded this forgiveness as additional paid-in capital.

The Company recorded rent expense of $3,000 and $3,000 (included in Administrative and other costs) for the six months ended June 30, 2016 and 2015, respectively. The Company rented office space from its founder on a month-to-month lease for $500 per month, which ended during the quarter ended June 30, 2016. This includes all utilities and other incidental costs associated with operating the office space in which to house the Company’s computing equipment and its headquarters.

During the year ended December 31, 2015 the Company recorded and capitalized $24,000 of intangible and tangible assets purchased from our founder. This transaction occurred on January 15, 2015 (see Note 3 - Intangible Assets).

NOTE 6 –NONRELATED PARTY NOTES PAYABLE

During the year ended December 31, 2015, the Company executed promissory notes with three nonrelated parties in the amounts, $5,000, $5,100 and $2,610, respectively. The unsecured notes payable bear interest at 0% per annum and are due and payable on demand. Nonrelated party notes increased by $4,000 during the year ended December 31, 2015. The Company during the year ended December 31, 2015 made payments totaling $16,710 leaving a balance of $105 due to nonrelated party as of December 31, 2015. The Company during the six months ended June 30, 2016 borrowed an additional $885 and made payments totaling $990.

NOTE 7- DEBT FORGIVENESS FROM NON-RELATED PARTY

During the year ended December 31, 2015 the Company accrued $93,265 in liabilities pursuing its intended technology.  During the six months ended June 30, 2016 the Company accrued an additional $30,635 in additional liabilities.  As of June 30, 2016, these vendors had agreed to forgive $103,900 of these liabilities.

NOTE 8 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are directly related to the proposed common stock offering. Deferred offering costs were offset against the net proceeds of our equity transaction. On December 11, 2015, deferred offering costs of $22,140 was credited towards additional paid in capital. As of June 30, 2016 and December 31, 2015, deferred offering costs were none.

NOTE 9 – INCOME TAXES

At June 30, 2016 (unaudited), the Company had a net operating loss carryforward of $96,764, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows at June 30, 2016 (unaudited):

2016
Deferred tax asset:
Net operating loss carryforward	$33,866
Total deferred tax asset	33,866
Less: Valuation allowance	(33,866)
Net deferred tax asset	$-

Valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015 was $33,866 and $41,125, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2016 and December 31, 2015 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of June 30, 2016 (unaudited):

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 10 – SHARE CAPITAL

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

On January 15, 2015, the Company issued to its founder 3,000,000 shares of its $0.001 par value common stock at a price of $0.008 per share for certain intangible assets and tangible assets (see Note 3 - Intangible Assets). Mr. David Estus, our then sole officer and director, incurred more than $50,000 in developing or acquiring the intangible and tangible assets for which the Company valued at $24,000.

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015.The Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $60,000. Twenty six (26) investors invested at a price of $0.01 per share for the entire offering which closed December 11, 2015.

At June 30, 2016 and December 31, 2015, there were 15,000,000 shares of common stock issued and outstanding.

NOTE 11 – WARRANTS AND OPTIONS

As of June 30, 2016 and December 31, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2016 through the date the financial statements were issued and determined that there are no subsequent events to record or disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements: Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance. When used herein, the words "may," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Form 10-Q does not have any statutory safe harbor for these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements.

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

Operations

We were incorporated on December 15, 2014 and soon thereafter acquired our business plan from our founder, Mr. David Estus. Most of the activity involved the execution of our business plan, business development, development of programming language for use with our portal as well as the preparation of the Company’s financials and other corporate governance efforts in anticipation of the Company’s direct public offering filed on Form S-1 declared effective October 14, 2015 (our “Offering”).

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our Offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake our business plan. If we are unable to obtain adequate funding or financing, we face the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

Results of Operations for the six month period ended June 30, 2016

Expenses

Expenses for the six month period ended June 30, 2016 and 2015 were $83,161 and $36,300, respectively. Development costs for our internal-use software was $14,000 for the six month period ended June 30, 2016 compared to $19,200 for the six month period ended June 30, 2015. Public company expense was $39,539 for the six month period ended June 30, 2016 compared to none for the six month period ended June 30, 2015. Consulting expense related to business development was $20,300 for the six month period ended June 30, 2016 compared to none for the six month period ended June 30, 2015. Administrative costs and other expense was $3,322 for the six month period ended June 30, 2016, which included rent expense due and owing to our founder, Mr. Estus. Administrative costs and other expense was $11,600 for the six month period ended June 30, 2015, which included rent expense. Amortization and depreciation expense was $6,000 and $5,500 for the six month period ended June 30, 2016 and 2015, respectively.

During the year ended December 31, 2015 the company accrued $93,265 in liabilities pursuing its intended technology.  During the six months ended June 30, 2016 the company accrued an additional $30,635 in additional liabilities.  As of June 30, 2016, vendors agreed to forgive $103,900 of liabilities.

Income (Loss) before provision for income taxes

Income before provision for incomes taxes for the six month period ended June 30, 2016 was $20,739. Loss before provision for incomes taxes for the six month period ended June 30, 2015 was $36,300. We recorded no provision for federal or state income taxes. We have not generated any revenues.

Results of Operations for the three month period ended June 30, 2016

Expenses for the three month period ended June 30, 2016 and 2015 were $19,883 and $25,800, respectively. Development costs for our internal-use software was none for the three month period ended June 30, 2016 compared to $13,000 for the three month period ended June 30, 2015. Public company expense was $15,355 for the three month period ended June 30, 2016 compared to none for the three month period ended June 30, 2015. Administrative costs and other expense was $1,528 for the three month period ended June 30, 2016, which included rent expense due and owing to our founder, Mr. Estus. Administrative costs and other expense was $8,800 for the three month period ended June 30, 2015, which included rent expense. Amortization and depreciation expense was $3,000 and $4,000 for the three month period ended June 30, 2016 and 2015, respectively.

Income (Loss) before provision for income taxes

Income before provision for incomes taxes for the three month period ended June 30, 2016 was $84,017. Loss before provision for incomes taxes for the three month period ended June 30, 2015 was $25,800. We recorded no provision for federal or state income taxes. We have not generated any revenues.

Liquidity

We paid all costs related to our recently completed direct public offering which was approximately $22,000. Our operating expenses will be paid as and when necessary or otherwise accrued. Absent the ability to pay current obligations from available funds, we will need to seek out financial assistance from stockholders or various third parties who may agree to loan us the funds to cover outstanding professional and related fees. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans. If and when loaned, these loans most likely will be evidenced by non-interest-bearing unsecured notes treated as loans until repaid, if and when the Company has the financial ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose.

Since acquiring our business plan, most of our resources and work have been devoted to executing the business plan, limited writing and testing of software code, testing and mock-up of our internet portal and smartphone app to be used with our intended product, implementing systems and controls, and completing the registration statement. With the registration statement completed, we our refocusing our work on product and service offerings as well as the development of our proprietary software for internal use. We believe the development work needed to initiate and complete software development, attract developers, and initiate our marketing plans, including the development of a saleable product, will range between $100,000 and $150,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there can be no assurance, we can commence the launch of our intended product and services to the end user or consumer. If we are only able to use internal resources only (primarily consisting of the services of our founder,), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our founder to the extent that he is capable and willing to provide such funds. While we have engaged the services of a software development firm which we use on an as “needed basis” their function and assistance is limited. Our goal would be to have product and our internet portal available, sales channels and a comprehensive website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital will be solicited from business associates of our founder or through private investors referred to us by those same business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees, consultants and independent contractors whenever possible. We cannot predict the likelihood or source of raising capital or funds   needed to complete the development of our product and the stages as outlined above.

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

We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we can be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and the advice that we have received from various business professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of CSI because the shares may be issued to parties or entities committed to supporting existing management. CSI may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of March 31, 2016, we owed approximately $127,000 in connection with software development costs incurred, consulting services and other expenses.  A portion of these liabilities were forgiven and we owed approximately $20,000  as of June 30, 2016.  We have not entered into any other formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of June 30, 2016.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through June 30, 2016 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and stockholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has adopted the provisions of ASU 2014-10 for the period ending June 30, 2016. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Charles A. Ross, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Ross concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

We may become involved in various routine legal proceedings incidental to our business. However, to our knowledge as of the date of this report, there are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1a – Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2015 to which reference is made herein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sale any unregistered securities during the quarter ended June 30, 2016.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2016.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6 – Exhibits

CubeScape, Inc. includes by reference the following exhibits:

2.1	Securities Purchase Agreement dated June 9, 2016 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on June 15, 2016)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on August 4, 2015)
3.2	Bylaws of CubeScape, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on August 4, 2015)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Form S-1 filed on August 4, 2015)
31.1	Certification of Charles A. Ross, Jr., Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Charles A. Ross, Jr., Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2016

CUBESCAPE, INC.

    (Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr., President, CEO, Principal Executive Officer,

Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer