Form 10-Q
period 2016-09-30
CUBESCAPE INC
filed 2016-11-21
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016

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

Copies of communications to:
R. Blair Krueger, Esq. Krueger LLP 7486 La Jolla Boulevard La Jolla, California 92037

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

The number of shares of the registrant’s common stock outstanding as of November 21, 2016 was 15,000,000 shares.

CUBESCAPE, INC.

Part I. Financial Information

Item 1. Interim Financial Statements (unaudited)

CUBESCAPE, INC.

BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,243	$19,230
Prepaid expense	3,333	18,000
Total Current Assets	30,576	37,230

Property and Equipment, net	540	1,927

Intangible Assets, net	2,960	10,573

OTHER ASSETS:
Note receivable– related party	395,562	-
Total Other Assets	395,562	-

TOTAL ASSETS	$429,638	$49,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$21,553	$93,265
Related party loan	-	6,000
Nonrelated party loans	-	105
TOTAL CURRENT LIABILITIES	21,553	99,370

Convertible debenture – related party	425,000	-
TOTAL LIABILITIES	446,553	99,370

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 issued and outstanding	15,000	15,000
Additional paid in capital	74,850	52,860
Accumulated deficit	(106,765)	(117,500)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(16,915)	(49,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$429,638	$49,730

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2016 (unaudited)	For the nine months ended September 30, 2015 (unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Consulting expense – business development	20,300	-
Development costs – internal use software	14,000	33,000
Administrative and other costs	3,482	27,200
Amortization and depreciation expense	9,000	8,500
Public company expense	44,830	-
	91,612	68,700

Interest expense – related party	(1,553)	-
Debt forgiveness	103,900	-
Income (loss) before income tax	10,735	(68,700)
Provision for income tax	-	-
Net income (loss)	$10,735	$(68,700)
Basic and diluted income (loss) per share	$0.00	$(0.01)
Weighted average common shares outstanding - basic and diluted	15,000,000	8,835,165

	For the three months ended September 30, 2016 (unaudited)	For the three months ended September 30, 2015 (unaudited)
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Consulting expense – business development	-	-
Development costs – internal use software	-	13,800
Administrative and other costs	161	15,600
Amortization and depreciation expense	3,000	3,000
Public company expense	5,290	-
	8,451	32,400

Interest expense – related party	(1,553)	-
Debt forgiveness	-	-
Income (loss) before income tax	(10,004)	(32,400)
Provision for income tax	-	-
Net income (loss)	$(10,004)	$(32,400)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	15,000,000	9,000,000

See Notes to Financial Statements.

CUBESCAPE, INC.

STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2016 (unaudited)	For the nine months ended September 30, 2015 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$10,735	$(68,700)
Amortization and depreciation	9,000	8,500
Debt forgiveness	(103,900)	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	14,668	(888)
Change in deferred offering expense	-	(11,112)
Change in accounts payable and accrued expense	32,187	55,600
Net Cash (Used in) Operating Activities	(37,310)	(16,600)
CASH FLOW FROM INVESTING ACTIVITIES
Advances on Note receivable – related party	(397,727)	-
Collections on Note receivable – related party	2,165
Net Cash (Used In) Investing Activities	(395,562)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Loans from nonrelated parties	(105)	12,100
Proceeds from convertible debenture – related party	425,000	-
Loan from related party	15,990	4,500
Net Cash Provided by Financing Activities	440,885	16,600
CHANGE IN CASH	8,013	-

CASH AT BEGINNING OF PERIOD	19,230	-

CASH AT END OF PERIOD	$27,243	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt forgiveness –related party	$21,990	$-
Stock issued for acquisition of tangible and intangible assets	$-	$24,000

See Notes to Financial Statements.

CUBESCAPE, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 (UNAUDITED)

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

Nature of operations

The Company is developing a branded product that utilizes panoramic vinyl wall graphics generated on a proprietary interactive design portal. The proprietary interactive portal is designed to assist the consumer or end-user in creating wall or cubicle panel art, upgrading and/or enhancing plain home, office and cubicle work space with a new approach to workplace aesthetics. The Company’s product will consist of high resolution wall graphics made from professional art, designs, stock-photos and/or user (consumer) provided images that are integrated into unique backdrop. Graphics will be constructed of quality vinyl and low-tack adhesive for ease of application and replacement but durable. On June 9, 2016 a change in control occurred, a sixty percent (60%) ownership interest was obtained by American Rebel, Inc. from our former officer and director and founder. The Company intends to continue with the CubeScape business as well as acquire the business of its control shareholder.

Interim financial statements (September 30, 2016 (unaudited)) and basis of presentation

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

The Company will record revenue when it is realizable and earned and product has been shipped to the consumers or that our service has been rendered to the consumer.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the three or nine months ended September 30, 2016 and 2015, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and September 30, 2016 (unaudited), respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, deferred offering costs and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2015 and September 30, 2016 (unaudited), the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the nine month periods ended September 30, 2016 and 2015, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2016 and believes that none have a material effect on the Company’s financial statements except for the following.

In June of 2014 FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the provisions of ASU 2014-10 for the period ending September 30, 2016. The adoption of ASU 2014-10 did not have an impact on our results of operations, financial condition or cash flow.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its planned direct public offering. As a result, the Company incurred net income (losses) for the nine month period ended September 30, 2016 and 2015 of $10,735 and ($68,700), respectively. The Company recognized a one-time debt forgiveness of $103,900. The Company’s had an accumulated deficit of$106,766 as of September 30, 2016 and $117,500 as of December 31, 2015. Additionally, the Company’s development activities since inception have been primarily sustained through debt financing and the deferral of payments on accounts payable and other expenses.

The Company recently entered into a convertible debt instrument with a shareholder of its largest shareholder in the amount of $425,000. Of this amount, $395,562 was then loaned to the Company’s largest shareholder as working capital to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority shareholder also used the proceeds of these loans to purchase inventory of its initial product scheduled to launch second quarter of 2017.

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

In January 2015 the Company acquired certain intangible assets from its founder which consisted of a business plan, artistic designs, stock photography to be used in its cubicle design business, along with various costs related to the development of internal-use software to be used in its operations. In addition the Company acquired certain tangible assets from its founder which consisted of network servers, computers and other computer components, a graphic designer’s workstation and other office furniture which both our founder and as-needed software developers and designers will use in creating product and services for our operations.

Intangible assets includes the following:

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Intangible assets consisting of certain development costs and purchased software for design and graphics	$20,300	$20,300
Less: Accumulated amortization	(17,340)	(9,727)
Net intangible assets	$2,960	$10,573

For the nine month periods ended September 30, 2016 and 2015 (unaudited) we recognized $7,611 and $7,190 in amortization expense, respectively. For the three month periods ended September 30, 2016 and 2015 (unaudited) we recognized $2,537 and $2,537 in amortization expense, respectively. The acquired intangible assets were placed in service on January 15th, 2015. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Computers and equipment	$2,000	$2,000
Furniture and workstations	1,700	1,700
	3,700	3,700
Less: Accumulated depreciation	(3,160)	(1,773)
Net property and equipment	$540	$1,927

For the nine month periods ended September 30, 2016 and 2015 (unaudited) we recognized $1,389 and $1,310 in depreciation expense, respectively. For the three month periods ended September 30, 2016 and 2015 (unaudited) we recognized $463 and $463 in depreciation expense, respectively.The acquired assets were placed in service on January 15th, 2015 (see Note 3 - Intangible Assets). We depreciate these assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 5 – RELATED PARTY NOTE RECIEVABLE, RELATED PARTY CONVERTIBLE DEBENTURE AND OTHER RELATED PARTY TRANSACTIONS

During September 2016 the Company made net loans totaling $395,562 to American Rebel, Inc., its control shareholder, a related party.  American Rebel, Inc owns sixty percent (60%) of the outstanding common stock of the Company.  The loans are not interest bearing and are payable on demand.

During September 2016, the Company entered into a convertible debt instrument with a shareholder of its largest shareholder in the amount of $425,000. Of this amount, $395,562 was then loaned to the Company’s largest shareholder as working capital to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority shareholder also used the proceeds of these loans to purchase inventory of its initial product scheduled to launch second quarter of 2017.

For the period ended December 31, 2015, the Company executed a promissory note with a related party in the amount of $4,500. The unsecured note payable bears interest at 0% per annum and is due upon demand. The Company amended this note payable to increase it from $4,500 to $6,000 and $7,750 as of December 31, 2015 and March 31, 2016, respectively. During the three month ended June 30, 2016, this note payable increased to $21,990 and was forgiven as of June 30, 2016. The Company recorded this forgiveness as additional paid-in capital.

The Company recorded rent expense of $3,000 and $4,500 (included in Administrative and other costs) for the nine months ended September 30, 2016 and 2015, respectively. The Company rented office space from its founder on a month-to-month lease for $500 per month through June 30, 2016. This included all utilities and other incidental costs associated with operating the office space in which to house the Company’s computing equipment and its headquarters.

During the year ended December 31, 2015 the Company recorded and capitalized $24,000 of intangible and tangible assets purchased from our founder. This transaction occurred on January 15, 2015 (see Note 3 - Intangible Assets).

NOTE 6 – DEBT FORGIVENESS FROM NON-RELATED PARTY

During the year ended December 31, 2015 the company accrued $93,265 in liabilities pursuing its intended technology.  During the six months ended June 30, 2016 the company accrued an additional $30,635 in additional liabilities.  As of June 30, 2016, these vendors had agreed to forgive $103,900 of these liabilities.

NOTE 7 – CONVERTIBLE DEBENTURE – RELATED PARTY

On September 16, 2016, the Company sold a convertible debenture in the amount of $600,000 in the form of a 12% three year convertible term note. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principle and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days.  The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days.  The Holder may force redemption after the Company raised $3 million dollars in equity. The holder of the convertible debenture was issued a three year warrant to purchase 600,000 shares of the Company’s common stock at $1.00 per share. As of September 30, 2016 the Company received $425,000 under this convertible debenture.  The Company received an additional $175,000 in October 2016 (see Note 12 – Subsequent Events).

The convertible debenture holder, based on its agreement, with a maturity of September 16, 2019 has the option to convert their principal and interest into 1,200,000 (plus 432,000 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at September 30, 2016.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and fair value measurement under ASC 820 and determined that the beneficial conversion feature under the convertible denture should be recorded as a discount to debt if market was more than the conversion feature.

The convertible debenture - related party is measured at fair value at the end of each reporting period or termination of the debenture agreement with the change in fair value recorded to earnings. The fair value of the embedded beneficial conversion feature did not result in a discount to the convertible debenture - related party. The discount if and when we have one will be amortized over the term of agreement or modification to the agreement to interest expense using the straight-line method that approximates the effective interest method.

The Company used the eight steps to determine fair value under ASC 820. (1) Identify the item to be valued and the unit of account. (2)Determine the principal or most advantageous market and the relevant market participants. (3)Select the valuation premise to be used for asset measurements. (4) Consider the risk assumptions applicable to liability measurements. (5) Identify available inputs. (6) Select the appropriate valuation technique(s). (7) Make the measurement. (8) Determine amounts to be recognized and information to be disclosed.

Fair value was determined by the market price of the Company's publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. The Company has not had any market activity within its public market. Private transactions between willing buyers and willing sellers have ranged from $0.02 to $0.15 per share. These transactions were not conducted through a broker dealer network.

As of September 30, 2016, the outstanding balance due the convertible debentures holders was $425,000, including $0 in original issue discount or interest.

NOTE 8 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

During September 2016 the Company entered into one financial instrument, which consists of a convertible debenture, containing a conversion feature. Generally financial instruments are convertible into shares of the Company’s common stock; at prices that are either marked to the volume weighted average price of the Company’s publicly traded stock or a static price determinative from each financial instrument agreement. These prices may be at a significant discount to market as determined overall by the volume weighted average price of the Company’s publicly traded common stock. The Company for all intent and purposes considers these discounts to be fair market value as would be determined in an arm’s length transaction with a willing buyer and the restrictive nature of the common stock issued, unless issued pursuant to a registration or some other registered shares with the SEC.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations. The Company valued the embedded derivatives using eight steps to determine fair value under ASC 820.  (1) Identify the item to be valued and the unit of account. (2)Determine the principal or most advantageous market and the relevant market participants. (3)Select the valuation premise to be used for asset measurements. (4) Consider the risk assumptions applicable to liability measurements. (5) Identify available inputs. (6) Select the appropriate valuation technique(s). (7) Make the measurement. (8) Determine amounts to be recognized and information to be disclosed.

The fair value of the conversion features of the financial instruments as of September 30, 2016 was $0. The Company did not record any expense associated with the embedded derivatives at September 30, 2016 because no embedded derivative was realized as there was no change in the conversion price of $0.50 per share which is significantly higher than market.

NOTE 9 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are directly related to the proposed common stock offering. Deferred offering costs were offset against the net proceeds of our equity transaction. On December 11, 2015, deferred offering costs of $22,140 were credited against additional paid in capital of the Company. As of September 30, 2016 and December 31, 2015, deferred offering costs were $0 and $0, respectively.

NOTE 10 – INCOME TAXES

At September 30, 2016 (unaudited), the Company had a net operating loss carryforward of $106,766, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows at September 30, 2016 (unaudited):

	2016	2015
Deferred tax asset:
Net operating loss carryforward	$37,368	$41,125
Total deferred tax asset	37,368	41,125
Less: Valuation allowance	(37,368)	(41,125)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of September 30, 2016 and December 31, 2015 was $37,368 and $41,125, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2016 and December 31, 2015 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of September 30, 2016 (unaudited):

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 11 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 1,000,000 shares of its $0.001 par value preferred stock.

Common stock

On December 15, 2014, the Company issued to its founder, 6,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services provided upon organization. The services were valued at $6,000.

On January 15, 2015, the Company issued to its founder 3,000,000 shares of its $0.001 par value common stock at a price of $0.008 per share for certain intangible assets and tangible assets (see Note 3 - Intangible Assets). Our founder incurred more than $50,000 in developing or acquiring the intangible and tangible assets for which we valued at $24,000.

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $60,000. Twenty six (26) investors invested at a price of $0.01 per share for the entire offering which closed December 11, 2015.

At September 30, 2016 and December 31, 2015, there were 15,000,000 shares of common stock issued and outstanding.

NOTE 12 – WARRANTS AND OPTIONS

On September 16, 2016, in connection with the convertible debenture –related party (see Note 7 – Convertible Debenture – Related Party) the Company issued a three year warrant to purchase 600,000 shares of the Company’s common stock at $1.00 per share.

As of September 30, 2016, there were 425,000 warrants issued and outstanding. As of December 31, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company has determined that the Warrants have immaterial fair value at September 30, 2016.  The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company’s common stock has not traded so the volatility computation was based on other similarly situated companies.  The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term which due to their maturity period as expiry, it was three years. The Company had no reason to believe future volatility over the expected remaining life of these common stock equivalents was likely to differ materially from historical volatility. Expected life was based on three years due to the expiry of maturity. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the common stock equivalents.

September 30, 2016

Stock Price	$.01
Exercise Price	$1.00
Term (expected in years)	3.00
Volatility	118.0%
Annual Rate of Dividends	0.0%
Risk Free Rate	0.88%

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2016 through the date the financial statements were issued and determined that there are the following subsequent events to record or disclose.

Subsequent to September 30, 2016, the Company received an additional $175,000 under the convertible debenture – related party (see Note 7 – Convertible Debenture – Related Party) for a total of $600,000 and issued an additional 175,000 warrants (see Note 12 – Warrants and Options.)

Subsequent to September 30, 2016, the Company made additional loans of $163,625 to its control shareholder through Note receivable– related party (see Note 5 – Note Receivable, Related Party) for a total of $559,187 loaned to date.

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

During June 2016, a private company, American Rebel, Inc. purchased a majority interest of our shares from our founder.  American Rebel is a development stage company engaged in the development and production of patriotic and self protection products promoted through television, radio and personal appearance avenues.  They have been able to assist us in our sale of a $600,000 convertible debenture in September 2016 and we have loaned substantially the proceeds of the convertible debenture to them.  We have retained a portion of the funding for our operating purposes.  American Rebel has acquired inventory and plans to be selling its products in the coming months.

Results of Operations for the nine month period ended September 30, 2016

Expenses

Expenses for the nine month period ended September 30, 2016 and 2015 were $91,612 and $68,700, respectively. Development costs for our internal-use software was $14,000 for the nine month period ended September 30, 2016 compared to $33,000 for the nine month period ended September 30, 2015. Public company expense was $44,830 for the nine month period ended September 30, 2016 compared to none for the nine month period ended September 30, 2015. Consulting expense related to business development was $20,300 for the nine month period ended September 30, 2016 compared to none for the nine month period endedSeptember 30, 2015. Administrative costs and other expense was $3,482 for the nine month period ended September 30, 2016, which included rent expense due and owing to our founder, Mr. Estus. Administrative costs and other expense was $27,200 for the nine month period ended September 30, 2015, which included rent expense. Amortization and depreciation expense was $9,000 and $8,500 for the nine month period ended September 30, 2016 and 2015, respectively. The Company and its management has ramped up its operations and business development efforts now that the Company’s direct public offering is complete, and smart phone application development has proved promising along with portal development.

During the year ended December 31, 2015 the company accrued $93,265 in liabilities pursuing its intended technology.  During the six months ended June 30, 2016 the company accrued $30,635 in additional liabilities.  As of June 30, 2016, these vendors had agreed to forgive $103,900 of liabilities.

Income (Loss) before provision for income taxes

Income before provision for incomes taxes for the nine month period ended September 30, 2016 was $10,735. Loss before provision for incomes taxes for the nine month period ended September 30, 2015 was $68,700. We recorded no provision for federal or state income taxes. We have not generated any revenues.

Results of Operations for the three month period ended September 30, 2016

Expenses for the three month period ended September 30, 2016 and 2015 were $8,451 and $32,400, respectively. Development costs for our internal-use software was none for the three month period ended September30, 2016 compared to $13,800 for the three month period ended September 30, 2015. Public company expense was $5,290 for the three month period ended September 30, 2016 compared to none for the three month period ended September 30, 2015. Administrative costs and other expense was $161 for the three month period ended September 30, 2016. Administrative costs and other expense was $15,600 for the three month period ended September 30, 2015, which included rent expense due and owing to our founder, Mr. Estus. Amortization and depreciation expense was $3,000 and $3,000 for the three month period ended September 30, 2016 and 2015, respectively.

Income (Loss) before provision for income taxes

Loss before provision for incomes taxes for the three month period ended September 30, 2016 was $10,004. Loss before provision for incomes taxes for the three month period ended September 30, 2015 was $32,400. We recorded no provision for federal or state income taxes. We have not generated any revenues.

Liquidity

On September 16, 2016, the company obtained financing in the amount of $600,000 in the form of a 12% three year convertible term note.  The Note and accrued interest can be convertedto common stock at the rate of $0.50 per share.The noteholder was issued a three year warrant to purchase 600,000 shares of the Registrant’s common stock at $1.00 per share.  At September 30, 2016, $425,000 had been received under this facility.  The remaining $175,000 was received in October 2016.

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

Since acquiring our business plan, most of our resources and work have been devoted to executing the business plan, limited writing and testing of software code, testing and mock-up of our internet portal and smartphone app to be used with our intended product, implementing systems and controls, and completing the registration statement. With the registration statement completed, we our refocusing our work on product and service offerings as well as the development of our proprietary software for internal use. We believe the development work needed to initiate and complete software development, attract developers, and initiate our marketing plans, including the development of a saleable product, will range between $100,000 and $150,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there can be no assurance, we can commence the launch of our intended product and services to the end user or consumer. If we are only able to use internal resources only, the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our founder to the extent that he is capable and willing to provide such funds. While we have engaged the services of a software development firm which we use on an as “needed basis” their function and assistance is limited. Our goal would be to have product and our internet portal available, sales channels and a comprehensive website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of September 30, 2016, we owed approximately $20,000 in connection with software development costs incurred, consulting services and other expenses. Approximately $93,000 of similar liabilities were forgiven with the change in control transaction and as a result we only owe $20,000 as of September 30, 2016.  We have not entered into any other formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of September 30, 2016.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2016 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). Amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has adopted the provisions of ASU 2014-10 for the period ending September 30, 2016. The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information necessary under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Charles A. Ross, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Ross concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings.  The Company hired a financial expert with the experience in creating and managing internal control systems as well as continue to improve the effectiveness of our internal controls and financial disclosure controls.

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

None for the period ending September 30, 2016

Item 3 – Defaults upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

CubeScape, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
4.1*	Code of Ethics
10.1#	$600,000 Note issued to ABA Rebels, LLC
10.2	Note Receivable – American Rebel, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed with initial filing on Form S-1, August 4, 2015.

# Filed with Form 8-K, September 16, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2016

CUBESCAPE, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr., President, CEO, Principal Executive Officer,

Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer