Form 10-K
period 2016-12-31
AMERICAN REBEL HOLDINGS INC
filed 2017-03-13
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-206068

AMERICAN REBEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

CUBESCAPE, INC.

(Former name or former address, if changed since last report)

NEVADA	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1026 16th Avenue South Nashville, Tennessee 37212	(913) 940-9919
(Address of principal executive offices)	(Registrant’s telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  X . No      .

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $60,000 as of June 30, 2016.** (last price our common stock was sold at was $0.01 per share on December 11, 2015)

The number of shares of the registrant’s common stock outstanding as of March 10, 2017 was 15,000,000 shares.

Documents incorporated by reference: None

AMERICAN REBEL HOLDINGS, INC.

TABLE OF CONTENTS

PART II
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	11
ITEM 1B.	Unresolved Staff Comments	20
ITEM 2.	Properties	20
ITEM 3.	Legal Proceedings	20
ITEM 4.	Mine Safety Disclosures	20

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
ITEM 6.	Selected Financial Data	22
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 8.	Financial Statements and Supplementary Data	31
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
ITEM 9A.	Controls and Procedures	32
ITEM 9B.	Other Information	33

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	33
ITEM 11.	Executive Compensation	38
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	38
ITEM 14.	Principal Accountant Fees and Services	39

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	40

SIGNATURES		41
CERTIFICATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Except as otherwise indicated by the context, references in this report to “Company”, “American Rebel Holdings”, “we”, “us” and “our” are references to American Rebel Holdings, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on December 15, 2014under the name CubeScape, Inc., at which time we acquired a business plan, various pieces of information technology, furniture and other office equipment, as well as industry resource materials and business relationships from our founder and then CEO, Mr. David Estus.  Mr. Estus resigned on June 8, 2016, the date that a change in control occurred with the Company. Until June, 2016, we had one employee, our founder and then CEO, Mr. Estus. As of March 10, 2017, we have one employee, our current CEO, Mr. Charles A. Ross, Jr., or Andy Ross as he is known in the country music industry. For fiscal year 2017, Mr. Ross will devote the amount of time to us that he deems necessary.

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

We are a development stage company and have no specific financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are in the early stages of executing our business plan. We still have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this sophisticated marketplace. To date, we have not developed any finished products or services and cannot predict when a finished product or services will be developed or externally acquired. We believe that we have an advantage with our founder, and his industry relationships and the solicitation of their help with growing our business model.

As of December 31, 2016, we had limited assets which consisted of cash of $470 and prepaid expenses of $10,833, tangible assets valued at $3,700, net of depreciation expense of $3,622 and intangible assets relating to our business plan valued at $20,300, and net of amortization expense of $19,877. At December 31, 2016, we owed $600,000 principal and $18,512 accrued interest under related party convertible loans.  Of these funds, we loaned $584,187 to our majority shareholder, American Rebel, Inc., of which Mr. Ross is President and CEO. In order to fund the development of our business and our working capital needs for the next 12 months, we intend to attempt to secure funding from the sale of common stock and from stockholder or non-related party loans. Furthermore, in order to be able to implement our plan of operations, we anticipate that we will need to secure financing between $1,000,000 and $1,500,000 during the second quarter of calendar year 2017. If we are unsuccessful in raising additional financing, we will not be able to proceed with execution of our business plan.

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

We are building as part of our business, a company that provides cubicle and office wall covering solutions. We are developing a proprietary website system (design portal) that provides customization using our extensive library of art and stock photography. Our design portal will enable the consumer to create custom wall coverings that create an atmosphere that transcends the normal cubicle environment. Users will have access to diverse and ever increasing categories of art, photography, and other graphic materials which they will be able utilize through the input of their cubicle dimension and layout, orient the art with a precise fit to their cubicle walls and/or office work space.

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

Our business operations will be comprised of two segments: a) design portal for Internet users; and b) integration services for the office furnishings market. The design portal, middleware and back-office framework were developed with the assistance of an established software development firm. The Company developed its initial design of the design portal and web-management software through the efforts of its founder, and the software development firm with which the Company has been working with on an as “needed basis”.

The design portal development has been through the direct assistance of a software development firm (since early 2011) and the efforts of our founder, Mr. Estus. We developed an initial framework and design. The Company intends to seek the assistance of outside sales and marketing consultants to develop a professional sales and marketing strategy to capitalize on our product designs. We will seek to staff a management team with the technical skills necessary in technology, software writing and a strong emphasis on graphics design and artwork. We intend to with further financing create and staff an in-house web development group, which we believe will develop new generations of the design portal and services of a similar nature to our business development in gaming software cubicle and office wall covering solutions.

The Company continues to work on the development of its design portal through the management and skills of its founder, as well as through a web development firm which has been working with us on an as needed basis and as our budget allows. To date no commercial website or services has been developed through these efforts. The Company believes initially our customers will come primarily from social media advertising, word of mouth and specific technology shows and conventions.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond the proceeds of the recently completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our CubeScape business plan as currently outlined will be in excess of $100,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder providing substantially all of the work on his own without any cash compensation. This methodology could result in our development stage extending for at least two to three years.

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

Cubicles were interior designers’ attempt to bring some soul back in to the office space. In the 50s a German design firm broke up the rows of desks (assembly line) into organic groupings with partitions for privacy—what it called the Bürolandschaft, or “office landscape”. In 1964 famous furniture design company Herman Miller introduced the Action Office system. This offered such improvements as greater surfaces and multiple desk heights. In 1968 Herman Miller began to sell its system in modular components, with the unfortunate consequence of businesses cherry-picking the space-saving aspects of these designs, leaving out the humanizing touch. Herman Miller designer Robert Probst was tasked to “find problems outside the furniture industry and conceive solutions for them”. Propst’s nickname the “Father of the Cubicle” is a misnomer. When Propst designed the Action Office system, “cubicle farms” or the very notion of it were not his intent. His own research into developing the ‘action office’ philosophically was contrary to the actual cubicle in many ways. The Action Office system was designed to promote productivity, privacy, and health at the expense of inefficient use of space. Cubicles are now typically designed to maximize the efficient use of space.

The efficient “cubicle” became popular in office design. Mostly because of the movable wall in the Action Office II system. This saved money in construction and development costs. After their introduction into the marketplace, the Action Office II and other office furniture systems were modified to pack in as many employees as possible into an office space. This progression was contrary to Probst’s vision. Probst stated that “The cubiclizing of people in the modern corporation is monolithic insanity”. During this era businesses began to shift their employees, not only clerks, but all into open-plan offices which maximized space. Today, companies are reverting to pre-cubicle rows of desks, now called “pods” to make them sound vaguely futuristic, which will still need our individualist wrap-around wall coverings.

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

(3)

Expertise in Aesthetics. Our founder has extensive experience with art and aesthetics which comes from his vast experience in the game development industry. We will seek to capitalize on that expertise.

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

CubeScape products we believe will transform any neutral cubicle space into a truly inspirational branded image for all to enjoy, not just the occupants. Clients and contractors visiting offices decked out in CubeScape products will instantly recognize your business mission. Depictions of communities you serve are displayed in a variety of graphic form. Printed wall murals, large photographic panels, along with artistic window graphics reinforce what a business is all about. Prompt questions immediately by illustrating your business mission and vision through our product offering. We will assist you in branding your organization with in a cohesive and aesthetically pleasing CubeScape product.

This annual report includes very limited market and industry data and forecasts that we obtained from internal research, publicly available information and industry publications and surveys. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors”.

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

As mentioned above, our steps are predicated upon the Company obtaining financing either through additional equity or debt beyond the recently completed direct public offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our action steps. In that case, the Company will be forced to proceed on a piecemeal basis using the services of our founder, and the very limited use of outside contractors when and if limited funds are obtained There is no realistic way to predict the timing or completion in that scenario.

Without additional financing we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. Our management has, through relationships and partnerships, begun the necessary work on some of our intended products. Our founder has primarily provided these services through the date of this filing. Our business plan requires further completion of these tasks which require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder, as well as other various professionals that he knows, the Company should make progress in its development planned product, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. We currently do not have any cash or other resources to commence the use of outside service providers. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our founder will continue to provide his services without consideration. We have no formal agreement in place with our founder covering his services, our founder’s plan will be to do all of the planning work as well as programming and marketing work on his own without consideration while he continues to seek other sources of funding for the Company.

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

Although not required to validate a trademark, federal registration does provide additional benefits for the trademark owner. Included in these benefits are the right to use the symbol “®” and the right to file a trademark infringement lawsuit in federal court. To maintain these benefits, the owner of a federally registered trademark must make additional periodic filings to keep the registration valid. The first filing must be made between the fifth and sixth years after the trademark’s registration date, and is called a “declaration of use” or “section 8 filing.” This informs the USPTO that the trademark is still in use. The second filing is made between the ninth and 10th years after the trademark’s registration date, and includes another declaration of use along with an application for renewal. The third and subsequent filings will also include a declaration of use and application for renewal, and must be done between the ninth and 10th year anniversary after the last filing. We have not registered our trademark.

Failing to file the required renewal applications for a registered trademark will result in the registration being cancelled, but as long as the trademark is still in use, the owner’s common law trademark rights are still valid and a new registration application can be filed. Even common law trademark rights become invalid if the owner has abandoned use of the trademark. Non-use of a trademark for three consecutive years is generally considered proof that the owner has abandoned the trademark. We have continued to use our trademark and intend on re-registering and applying for all applicable protections available under the law along with the right to transfer.

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

Websites typically place identifying data, or cookies, on a user’s hard drive without the user’s knowledge or consent. Many Internet companies use cookies for a variety of different reasons, including the collection of data derived from the user’s Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts utilizing these Internet based companies. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

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

Employees

As of December 31, 2016, we had one employee, our CEO, Mr. Ross. During the coming year ending December 31, 2017 (dependent on our financing and available working capital), Mr. Ross will devote the time to us that he deems necessary. Mr. Ross is allowed to devote this time to our Company as he is not limited or restricted from being involved with us byhis other business operations. Mr. Ross currently has no agreement with the Company which provides for payment of his services. We may be limited in seeking the employment of others to assist in future operations.

We may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

Our current CEO and Director, Charles A. Ross, Jr., will devote the time to us that he deems necessary in coordination with his position as sole officer and Director of our majority shareholder, American Rebel, Inc.

Property

Our office and mailing address is 1026 16th Avenue South, Nashville, Tennessee 37212.  This space is leased by our majority shareholder and we are allowed to operate from this location without charge. We previously operated at space that was used by us and another business that Mr. Estus operates from this location. The property from which we formally conducted our CubeScape operations is owned by Mr. Estus. Mr. Estus charged us $500 per month and paid for all the utilities and maintenance costs required by the facility. There was no written lease agreement with Mr. Estus and he forgave the rent accrued to him through June 2016 with the change in control transaction.  There is no written lease agreement with American Rebel, Inc.

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

THE SECURITIES BEING OFFERED INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ THE ENTIRE FILING, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

Risks Related to the Business

1.

CubeScape (“CSI”) has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

CSI is an early stage company with limited financial resources currently available to it. We had current assets of $37,230 and $11,303 as of December 31, 2015 and December 31, 2016, respectively. We had negative working capital of $62,140 and $27,209 as of December 31, 2015 and December 31, 2016, respectively. We had a stockholders’ deficit of $49,640 and $42,522 at December 31, 2015 and December 31, 2016, respectively. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2016 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will be required to seek additional financing beyond the amount received from our recently completed direct public offering. Financing sought may be in the form of equity or debt from sources yet to be identified. Most of our efforts have been spent on the registration efforts along with the execution of our business plan and operations. We will seek additional financing to further pursue and execute on our business steps. No assurances can be given that we will generate sufficient revenue (or any at all) or obtain the necessary financing to continue as a going concern.

Our current resources and source of working capital funds, primarily consists of convertible loans from related parties. These sources we believe to be sufficient to keep our business operations functioning for the next three to nine months. We do not have a formal agreement with our creditors, nor with the related parties to fund the Company’s working capital needs; however, our CEO’s current plan is to perform most of the Company’s operational needs on his own without any cash compensation while he seeks other sources of funding. This may include seeking to delay or defer payments to third party vendors and unaffiliated third parties. To date, this type of deferred payment method has helped us with our working capital needs. The Company developed much of its initial design of its portal and associated internal-use software through the efforts of Mr. Estus. We currently spend between $5,000 and $10,000 per month in operational expenses not related to our recently completed direct public offering. We have not generated any revenues from our business, and our expenses will continue to be accrued or deferred until sufficient financing is obtained. Financing may be obtained from our officer, shareholders or others who are familiar with our Company and loan us the necessary funds to pay for these expenses. We have received interest-free short term loans and deferred the payment of services for third party vendors to fund some of our operations. No assurances can be given that we will be able to continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

2.

Our CubeScape business is dependent on the services of our founder, David Estus, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our CubeScape operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Estus, our founder. He is under no contractual obligation to continue to assist us. If he should choose to leave us for any reason, or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find personnel, it is uncertain whether we could find someone who could develop and execute our business along the lines described in this report. We will fail without the services of Mr. Estus or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Estus and current CEO and president, Andy Ross, naming the Company as the beneficiary when and if we obtain the necessary resources to do so and he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such key-man life insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel or independent contractors to further our business efforts.

Mr. Estus’ outside employment commitment does not limit or restrict him from being involved with our Company, and his outside employment allows him the flexibility to provide at least 20 hours or more per week to the Company.

3.

Because we have recently commenced business operations, we face a high risk of business failure.

We were formed on December 15, 2014. Most of our efforts to date have been related to executing our business plan and commencing business operations. Through December 31, 2016 we have had no revenues. We face a high risk of business failure. The likelihood of success must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on many factors, including, but not limited to, initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

The Company has not yet acquired or fully developed products or services that are saleable in the marketplace. We may not be able fully develop any product or service in the future because of a lack of funds or financing to do so. In order for us to fully develop or acquire any product or service, we must be able to secure the necessary financing beyond our recently completed direct public offering. In the early stages of operations, we will attempt to keep costs to a minimum. The cost to develop our products or services as currently outlined may very well be in excess of $100,000. We have no established source of funds to undertake the business strategy as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder providing most of the administrative and other functions on his own without any cash compensation. We currently use the services of outside software developers with which we have been working with on an as “needed basis”. The software developers provide their services on a deferment basis enabling us to not have to pay them immediately or even near term. We do not expect to pay them in full or even partially for a period of time. This methodology could result in our design portal and smart phone app development extending beyond another two to three years. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

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

The Company’s future success depends largely on its ability to attract, hire, train and retain highly qualified personnel to provide the Company’s services. Competition for such personnel may be intense. There can be no assurance that the Company will be successful in attracting and retaining the specific personnel it requires to conduct and expand its operations successfully or to differentiate itself from its competitors. The Company’s results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified personnel.

6.

Our reliance on referrals from outside contacts to develop business may not be effective.

The CubeScape business will rely on our founder, Mr. Estus, for a majority of its business leads and believes that other industry consultants will also be an important source of business referrals in the foreseeable future. However, as is typical within the industry, there are no contractual requirements that these industry consultants or outside representatives will use or recommend the Company's professional services in connection with product sales or the sale of specific services offered by the Company. We currently have no contracts or agreements in place with any outside sales representatives or business professionals (industry consultants). No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

7.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

The Company’s future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company’s quarterly operating results could result from a variety of factors, including changes in the levels of revenues, the size and timing of orders, changes in the mix of future projects, the timing of new offerings by the Company or its competitors, new office openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, availability of qualified personnel, disruption in sources of related product and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company’s expenses we believe will be based upon, in part, on its expectation as to future or projected revenues. If revenue levels are below expectations, operating results are likely to be adversely affected.

Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock could be materially adversely affected.

8.

There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our current president and CEO) may have a conflict of interest in allocating management time among business activities. In the course of other business activities, certain key personnel (particularly our current president and CEO) may become aware of business opportunities which may be appropriate for presentation to us, as well as other businesses with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented to. We cannot provide any assurance that our efforts to eliminate the potential impact of conflicts of interest will be effective.

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

Following the effective date of our registration statement (October 14, 2015) we were required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

13.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president and CEO.

We have only one director who serves as our sole officer. Accordingly, we cannot establish board committees comprised of independent members to oversee such functions as compensation or audit issues. In addition, currently a vote of the board is decided in favor of the chairman (who is our sole officer), which gives him complete control over all corporate issues.

Until we have a larger board of directors that include independent members, if ever, there will be limited oversight of our CEO’s decisions and activities with little ability for minority shareholders to challenge or reverse such activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to our Common Stock

14.

The Company sold shares and is selling convertible debt without an underwriter.

Shares of common stock and convertible securities were being offered on our behalf by our former and our current president and CEO, on a best-efforts basis. No broker-dealer was retained as an underwriter and no broker-dealer is under any obligation to purchase any shares of common stock. There was no firm commitment to purchase any of the shares. Despite the completion of the offering the sale of a small number of shares increases the likelihood that no market will ever develop for our common stock.

15.

Since there was no minimum for our direct public offering of shares and convertible debt, persons who purchased shares of our common stock or our convertible debt may lose their money without us being even able to develop a market.

Since there was no minimum with respect to the number of shares or debt sold by the Company in our direct public offering, we most likely will be unable to attempt to create a public market of any kind. In such an event that no market is created, it is likely that the entire investment of a purchaser in our common stock would be lost.

16.

The offering price and conversion price of our common stock was determined arbitrarily.

The offering price and conversion price were not determined through an independent financial evaluation, market mechanism or by our auditors, and was to a large extent, arbitrary. Our PCAOB-registered public accounting firm did not review management’s valuation and, expresses no opinion as to the fairness of the price. As a result, the price of our shares may not reflect the value perceived by the market. There can be no assurance that the common stock is worth the price for which investors paid, therefore, they may lose a portion of, or their entire, investment in our common stock.

17.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

We do not have any committed sources of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (85,000,000) shares. In addition, if a trading market ever develops for our common stock, we may attempt to raise additional capital by selling shares, possibly at a deep discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.  Conversion of our convertible debt into shares will dilute existing shareholders.  Exercise of warrants issued in conjunction with the convertible debt will dilute existing shareholders.  Our planned merger with our majority shareholder will require issuance of approximately 5,600,000 additional common shares which will dilute existing shareholders.

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

Prior to the date of this report, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker filed an application with FINRA on our behalf and has received permission to quote our shares. Our shares are quoted on the OTCQB maintained by OTC Markets. There can be no assurance that even though the market maker’s application was accepted by FINRA that a market will be made. We are not permitted to file such application on our own behalf. There can be no assurances as to whether:

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

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCQB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

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

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

24.

Our board of directors (consisting of one person, our president and CEO) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

25.

The ability of our president and CEO to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president and CEO beneficially controls an aggregate of 60 percent of our common stock as CEO and director of our majority shareholder. Our plan is to merge our company with our majority shareholder. Because of his beneficial stock ownership, our CEO will be in a position to continue to elect our Board of Directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president and CEO may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders would have no way of overriding decisions made by our president and CEO. This level of control may have an adverse impact on the market value of our shares because our president and CEO may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community or may sell sufficient numbers of shares to significantly decrease our price per share.

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

All 9,000,000 issued and outstanding shares of restricted common stock are controlled by our CEO is his capacity as CEO of our majority shareholder. Our plan is to combine with our majority shareholder by cancelling these 9,000,000 restricted shares and issuing 14,610,000 shares to shareholders of our majority shareholder.

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

As of the effective date of our registration statement we became subject to certain informational requirements of the Exchange Act, as amended and are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which are immediately available to the public for inspection and copying. We are required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 persons or 500 persons who are not “accredited investors” (or 2,000 persons in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 1026 16th Avenue South, Nashville, Tennessee 37212.  This space is leased by our majority shareholder and we are allowed to operate from this location without charge.  We previously operated at space that was used by us and another business that Mr. Estus operates from this location. The property from which we formally conducted our CubeScape operations is owned by Mr. Estus. Mr. Estus charged us $500 per month and paid for all the utilities and maintenance costs required by the facility. There was no written lease agreement with Mr. Estus and he forgave the rent accrued to him through June 2016 with the change in control transaction.  There is no written lease agreement with American Rebel, Inc.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCQB under the symbol “CSCP,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We obtained the CSCP symbol on February 1, 2016. We intend to request a change in our symbol to reflect our planned acquisition of our majority shareholder.

Shareholders of Record

As of March 10, 2017, an aggregate of 15,000,000 shares of our common stock were issued and outstanding and owned by 16 shareholders of record. If our planned merger with our majority shareholder is completed, we plan to have 20,610,000 common shares outstanding and owned by approximately 30 shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-206068) in connection with the sale by us of up to 6,000,000 shares of common stock for $0.01 per share, was declared effective by the SEC on October 14, 2015. The following information was reported in the annual report on Form 10-K dated for the period ended December 31, 2015:

	Shares	Amount
Aggregate Sold	6,000,000	$60,000
Net Proceeds		$60,000

The net proceeds from our recently completed direct public offering were used for general working capital purposes.

No payments for expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any affiliates with the funds raised in the offering, which funds we have not officially accepted or used to date. The offering was conducted in a best efforts, no minimum, direct public offering without involvement of underwriters or broker-dealers and the Company did not pay any commissions in connection with the sale of the shares. The Company completed its offering in December 2015.

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

On June 9, 2016 a change in control occurred, a sixty percent (60%) ownership interest was obtained by American Rebel, Inc. from our former officer and director and founder. The Company intends to continue with the CubeScape business as well as acquire the business of its control shareholder in a reverse merger transaction where our present majority shareholder will become a wholly owned subsidiary of the Company and we will distribute shares to the shareholders of American Rebel, Inc.

We are a development stage company and have limited financial resources. We have not established a confirmed source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain as a going concern. Any investor or financial statement reader should read our Risk Factors located elsewhere in this Annual Report in full.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of our recently completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan will be in excess of $1,000,000. We have no confirmed current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

Our intended design portal, ecommerce system and drop ship services outline a three-step method for providing users with what we believe to be a comprehensive approach to office and cubicle design. We believe this approach will provide an experience in office design that will become the new way to empower cube jockeys with a sense of satisfaction from their work space, valued by both employees and management. We believe this acceptance in office work space will provide rapid growth and popularity. We will create a system that is easy to use and promotes creativity. This approach will additionally help us in creating long-lasting return customer relationships.

Our business operation is comprised of two segments: a) design portal for internet users; and b) integration services for the office furnishings market. We are developing the design portal, middleware and back-office framework with the assistance of an established software development firm. The software development firm with which the Company has been working with is utilized on an as “needed basis”.

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

The Company continues to work on the development of its design portal through the management and skills of its founder, as well as through a web development firm which has been working with us on an as needed basis and as our budget allows.

To date no commercial website or services have been developed through these efforts.

The Company believes our customer will come primarily from social media advertising, word of mouth and specific technology conferences and conventions.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our web based business(s) or services to meet our obligations on a timely basis. The Company has not yet acquired or internally fully developed any services. We may not be able to acquire or internally develop any services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire any services, we must be able to secure the necessary financing, beyond just the proceeds of the recently completed direct public offering. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined is in excess of $1,000,000. We have no established current sources of funds to undertake the business plan as outlined. Until we obtain funding, if ever, we will keep our operating costs as low as possible with our founder providing substantially all of the work on his own without any cash compensation. This methodology would result in our development stage extending for at least two to three years.

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

Cubicles were interior designers’ attempt to bring some soul back in to the office space. In the 1950s, a German design firm broke up the rows of desks (assembly line) into organic groupings with partitions for privacy -- what it called the Bürolandschaft, or “office landscape”. In 1964 famous furniture design company Herman Miller introduced the Action Office system. This offered such improvements as greater surfaces and multiple desk heights. In 1968 Herman Miller began to sell its system in modular components, with the unfortunate consequence of businesses cherry-picking the space-saving aspects of these designs, leaving out the humanizing touch. Herman Miller designer Robert Propst was tasked to “find problems outside the furniture industry and conceive solutions for them”. Probst’s nickname, the “Father of the Cubicle”, is a misnomer. When Probst designed the Action Office system, “cubicle farms” or the very notion of it were not his intent. His own research into developing the ‘action office’ philosophically was contrary to the actual cubicle in many ways. The Action Office system was designed to promote productivity, privacy, and health at the expense of inefficient use of space. Cubicles are now typically designed to maximize the efficient use of space.

The efficient “cubicle” became popular in office design, mostly because of the movable wall in the Action Office II system. This saved money in construction and development costs. After their introduction into the marketplace, the Action Office II and other office furniture systems were modified to pack in as many employees as possible into an office space. This progression was contrary to Probst’s vision. Probst stated that “The cubiclizing of people in the modern corporation is monolithic insanity”. During this era businesses began to shift their employees, not only clerks, but all into open-plan offices which maximized space. Today, companies are reverting to pre-cubicle rows of desks, now called “pods” to make them sound vaguely futuristic, which will still need our individualist wrap-around wall coverings.

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

(3)

Expertise in Aesthetics. Our founder has extensive experience with art and aesthetics which comes from his vast experience in the game development industry. We will seek to capitalize on that expertise.

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

As mentioned above, our steps are predicated upon the Company obtaining financing either through additional equity or debt beyond our recently completed offering. If we are not able to obtain the financing as determined by the above steps, we will not be able to meet or achieve any of the time-line objectives. If we complete 75%, 50%, 25% or even 10% of our additional financing objectives, we will not be able to pursue any of our action steps. In that case the Company will be forced to proceed on a piecemeal basis using the services of our founder and the very limited use of outside contractors when and if limited funds are obtained. Our founder currently devotes in excess of 20 hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Without additional financing we will not be able to pursue our business plan or its time-line objectives, and the Company may fail entirely.

It is our plan to seek additional financing from either equity financing or through debt instruments. Company’s management has, through relationships and partnerships, begun the necessary work on some of our intended products. Our founder and our president and CEO have primarily provided these services through the date of this report. Our business plan requires further completion of these tasks which require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our founder, as well as other various professionals that he knows, the Company should make progress in its development planned product, but currently no specific timeframe can be provided. Most if not all of these actions are predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no sources of additional financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales or marketing firms. We currently do not have any cash or other resources to commence the use of outside service providers. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our founder, will continue to provide his services without consideration. We have no formal agreement in place with our founder covering his services, our founder’s plan is to do all of the planning work as well as programming and marketing work on his own without consideration while he continues to seek other sources of funding for the Company.

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

Results of Operations for the fiscal year ended December 31, 2015

Expenses

Expenses for the fiscal year ended December 31, 2015 were $110,890. Development costs for our internal-use software was $46,200 for the fiscal year ended December 31, 2015. Administrative costs and other expense was $6,140 for the fiscal year ended December 31, 2015, which included rent expense of $6,000 due to our founder, Mr. Estus, legal and accounting of approximately $43,400 that was related to business development and operational activities and public company expense of $2,850. Amortization and depreciation expense was $11,500 for the fiscal year ended December 31, 2015. We amortize and depreciate our intangible and tangible assets over twenty-four (24) months.

Loss before provision for income taxes

Loss before provision for incomes taxes for the fiscal year ended December 31, 2015 was $110,090. We recorded no provision for federal income taxes and state income tax of $800 for California minimum franchise tax. We have not generated any revenues.

Results of Operations for the fiscal year ended December 31, 2016

Expenses

Expenses for the fiscal year ended December 31, 2016 were $118,772. Development costs for our internal-use software was $14,000 for the fiscal year ended December 31, 2016. Administrative costs and other expense was $3,631 for the fiscal year ended December 31, 2016, which included rent expense of $3,000 due to our founder, Mr. Estus, legal and accounting of approximately $20,300 that was related to business development and operational activities, professional fees of $13,000 and public company expense of $37,329. Amortization and depreciation expense was $12,000 and interest expense was $18,512 for the fiscal year ended December 31, 2016. We amortize and depreciate our intangible and tangible assets over twenty-four (24) months. Debt forgiveness income of $103,900 was recorded for the fiscal year ended December 31, 2016.

During June 2016, 60% of our outstanding common stock was sold by our founder to American Rebel, Inc in a change of control transaction.  Our plan is to execute a transaction after which American Rebel, Inc. will be a wholly owned subsidiary that continues to market concealed carry and self-defense products. Beginning in September 2016, we sold a convertible loan to a shareholder of American Rebel, Inc. and loaned substantially all the proceeds to American Rebel, Inc. to further its business operations.  American Rebel, Inc. incurred annual operating losses of approximately $1,000,000 during 2015 and 2016.

Loss before provision for income taxes

Loss before provision for incomes taxes for the fiscal year ended December 31, 2016 was $14,872. We recorded no provision for federal income taxes and state income tax. We have not generated any revenues.

Liquidity

We paid all costs related to our direct public offering which was approximately $22,000. Our operating expenses will be paid as and when necessary or otherwise accrued. Absent the ability to pay current obligations from available funds, we will need to seek out financial assistance from shareholders or various third parties who may agree to loan us the funds to cover outstanding professional and related fees. To the extent that such liabilities cannot be extended or satisfied in other ways we may seek outside financing or loans. If and when loaned, these loans most likely will be evidenced by non-interest-bearing unsecured notes treated as loans until repaid, if and when the Company has the financial ability to do so. No formal written arrangement exists with respect to anyone’s commitment to loan us funds for this purpose.

Since acquiring our business plan, most of our resources and work have been devoted to executing the business plan, limited writing and testing of software code, testing and mock-up of our internet portal and smartphone app to be used with our intended product, implementing systems and controls, and completing the registration statement. With the registration statement completed, we our refocusing our CubeScape work on product and service offerings as well as the development of our proprietary software for internal use. We believe the development work needed to initiate and complete software development, attract developers, and initiate our marketing plans, including the development of a saleable product, will range between $100,000 and $150,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there can be no assurance, we can commence the launch of our intended product and services to the end user or consumer. If we are only able to use internal resources only, the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our founder to the extent that he is capable and willing to provide such funds. While we have engaged the services of a software development firm which we use on an as “needed basis” their function and assistance is limited. Our goal would be to have product and our internet portal available, sales channels and a comprehensive website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

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

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we became a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate these costs to be in excess of $75,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years. These obligations we believe reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we can be successful in any of those efforts. We will reduce compensation paid to management (if and when we do compensate management which for the foreseeable future is limited) if there is insufficient cash generated from operations to satisfy these costs.

We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons or firms providing services to us, although there can be no assurances that we can be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs and the advice that we have received from various business professionals. Issuing shares of common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business and business opportunities. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. The Company may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of December 31, 2016, we owed $20,000 in connection with software development costs incurred, consulting services and other expenses. Debt totaling $103,900 was forgiven during the year ended December 31, 2016. We have not entered into any additional formal agreements, written or oral, with any vendors or other providers for payment of services or expenses.

On September 16, 2016, the company obtained financing in the amount of $600,000 in the form of a 12% three year convertible term note. The Note and accrued interest can be converted to common stock of the Company at the rate of $0.50 per share. The note holder was issued a three year warrant to purchase 600,000 shares of the Registrant’s common stock at $1.00 per share. At December 31, 2016, $600,000 had been received under this facility. An additional $325,000 was obtained through March 10, 2017 under like terms, including issue of a warrant to purchase 325,000 share.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2016 and believes there are none that have a material effect on the Company’s financial statements except for the following.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective for the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on our financial statements. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2 below.

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

In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The Company previously reported that in April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 and ASU 2015-03 are effective for financial statements of public business entities issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted for financial statements that have not been issued. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

AMERICAN REBEL HOLDINGS, INC.

(formerly known as CubeScape, Inc.)

DECEMBER 31, 2016

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

______________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Rebel Holdings, Inc.

(formerly known as CubeScape, Inc.)

We have audited the accompanying balance sheets of American Rebel Holdings, Inc. (formerly known as CubeScape, Inc.) (the Company) as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Rebel Holdings, Inc. as of December 31, 2016 and 2015, and the result of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

March 10, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

AMERICAN REBEL HOLDINGS, INC.

(formerly known as CubeScape, Inc.)

BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$470	$19,230
Prepaid expense	10,833	18,000
Total Current Assets	11,303	37,230

Property and Equipment, net	77	1,927
Intangible Assets, net	423	10,573

OTHER ASSETS:
Note receivable - related party	584,187	-
Total Other Assets	584,187	-

TOTAL ASSETS	$595,990	$49,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$38,512	$93,265
Related party loan	-	6,000
Nonrelated party loans	-	105
Total Current Liabilities	38,512	99,370

Convertible debenture – related party	600,000	-

TOTAL LIABILITIES	638,512	99,370

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	15,000	15,000
Additional paid in capital	74,850	52,860
Accumulated deficit	(132,372)	(117,500)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(42,522)	(49,640)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$595,990	$49,730

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

 (formerly known as CubeScape, Inc.)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2016	For the year ended December 31, 2015
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Consulting expense – business development	20,300	43,400
Development costs – internal use software	14,000	46,200
Professional fees	13,000	-
Administrative and other costs	3,631	6,140
Amortization and depreciation expense	12,000	11,500
Public company expense	37,329	2,850
Operating (loss)	100,260	110,090
Other income (expense)
Interest expense – related party	(18,512)	-
Debt forgiveness	103,900	-
Income (loss) before income tax	(14,872)	(110,090)
Provision for income tax	-	800
Net income (loss)	$(14,872)	$(110,890)
Basic and diluted income (loss) per share	$0.00	$(0.01)
Weighted average common shares outstanding - basic and diluted	15,000,000	9,205,479

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

(formerly known as CubeScape, Inc.)

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 15, 2014 (inception) shares issued for organization services – officers compensation	6,000,000	$6,000	$-	$-	$6,000

Net loss	-	-	-	(6,610)	(6,610)

Balance – December 31, 2014	6,000,000	6,000	-	(6,610)	(610)

Shares issued for intangible and tangible assets – January 15, 2015	3,000,000	3,000	21,000	-	24,000

Shares issued pursuant to registered offering – December 11, 2015	6,000,000	6,000	54,000	-	60,000

Deferred offering costs – additional paid in capital offset upon close of registered offering December 11, 2015	-	-	(22,140)	-	(22,140)

Net loss	-	-	-	(110,890)	(110,890)

Balance – December 31, 2015	15,000,000	$15,000	$52,860	$(117,500)	$(49,640)

Cancellation of debt by related party	-	-	21,990	-	21,990

Net loss	-	-	-	(14,872)	(14,872)

Balance – December 31, 2016	15,000,000	$15,000	$74,850	$(132,372)	$(42,522)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

(formerly known as CubeScape, Inc.)

STATEMENT OF CASH FLOWS

	For the year ended December 31, 2016	For the year ended December 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(14,872)	$(110,890)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization and depreciation	12,000	11,500
Debt forgiveness	(103,900)	-
Changes in operating assets and liabilities:
Prepaid expense	7,167	(18,000)
Accounts payable and accrued liabilities	49,147	93,265
Net Cash (Used in) Operating Activities	(50,458)	(24,125)
CASH FLOW FROM INVESTING ACTIVITIES
Advances on note receivable -related party	(586,352)	-
Collection on note receivable -related party	2,165	-
Net Cash (Used in) Investing Activities	(584,187)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Deferred offering costs paid	-	(22,140)
Proceeds from registered offering	-	60,000
Loan repayment to nonrelated parties	(105)	(16,710)
Loans from nonrelated parties	-	16,205
Loans from related party	615,990	6,000
Net Cash Provided by Financing Activities	615,885	43,355
CHANGE IN CASH	(18,760)	19,230
CASH AT BEGINNING OF PERIOD	19,230	-
CASH AT END OF PERIOD	$470	$19,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt cancelled – related party	21,990	-
Stock issued for acquisition of tangible and intangible assets	$-	$24,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

(formerly known as CubeScape, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on December 15, 2014 (date of inception) under the laws of the State of Nevada, as CubeScape, Inc. Effective January 5, 2017, the company amended its articles of incorporation and changed the company name to American Rebel Holdings, Inc. The Company anticipates a business combination with its majority shareholder, American Rebel, Inc.

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

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.

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

The Company will record revenue when it is realizable and earned and products have been shipped to the consumers or that our service has been rendered to the consumer.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the twelve months ended December 31, 2016 or 2015, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and December 31, 2015, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, deferred offering costs and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2016 and December 31, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the twelve months ended December 31, 2015 and 2016, respectively, $800 and no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2016 and believes that none have a material effect on the Company’s financial statements except for the following.

In August, 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective for the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on our financial statements. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern are disclosed in Note 2 below.

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

In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The Company previously reported that in April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in ASU 2015-15 address the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements such that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 and ASU 2015-03 are effective for financial statements of public business entities issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively with earlier application permitted for financial statements that have not been issued. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Amendments clarifying guidance in Topic 205, Risks and Uncertainties, are applicable to entities that have not commenced planned principal operations, which we have commenced recently.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company has not yet generated revenues from operations. Since inception, the Company has been engaged in financing and executing its business plan of operations and incurring costs and expenses related to its direct public offering. As a result, the Company incurred accumulated net losses for the years ended December 31, 2016 and 2015 of ($14,872) and ($110,890), respectively. In addition, the Company’s development activities since inception have been sustained through debt financing and the deferral of payments on accounts payable and other expenses.

The Company recently entered into a convertible debt instrument with a shareholder of its largest shareholder in the amount of $600,000. Of this amount, $584,187 was then loaned to the Company’s largest shareholder as working capital to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority shareholder also used the proceeds of these loans to purchase inventory for its product launch in the second quarter of 2017.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment.

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

Intangible assets as of December 31, 2016 and December 31, 2015 includes the following:

	December 31, 2016	December 31, 2015

Intangible assets consisting of certain development costs and purchased software for design and graphics	$20,300	$20,300
Less: Accumulated amortization	(19,877)	(9,727)
Net intangible assets	$423	$10,573

For the twelve months ended December 31, 2016 and December 31, 2015 we recognized $10,150 and $9,727 in amortization expense, respectively. The acquired intangible assets were placed in service on January 15th, 2015. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and December 31, 2015 includes the following:

	December 31, 2016	December 31, 2015

Computers and equipment	$2,000	$2,000
Furniture and workstations	1,700	1,700
	3,700	3,700
Less: Accumulated depreciation	(3,623)	(1,773)
Net property and equipment	$77	$1,927

For the twelve months ended December 31, 2016 and December 31, 2015 we recognized $1,850 and $1,773 in depreciation expense, respectively. The acquired assets were placed in service on January 15th, 2015 (see Note 3 - Intangible Assets). We are depreciating these assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 5 –RELATED PARTY NOTE RECEIVABLE, RELATED PARTY CONVERTIBLE DEBENTURE AND OTHER RELATED PARTY TRANSACTIONS

During September and October 2016 the Company made net loans totaling $584,187 to American Rebel, Inc., its control shareholder, a related party. American Rebel, Inc owns sixty percent (60%) of the outstanding common stock of the Company. The loans are not interest bearing and are payable on demand.

During September and October 2016, the Company entered into a convertible debt instrument with a shareholder of its largest shareholder in the amount of $600,000. The Company accrued interest expense on this convertible debt of $18,512 at December 31, 2016.  Of this amount borrowed under the convertible debt, $584,187 was then loaned to the Company’s largest shareholder as working capital to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority shareholder also used the proceeds of these loans to purchase inventory of its initial product scheduled to launch second quarter of 2017.

For the period ended December 31, 2015, the Company executed a promissory note with a related party in the amount of $4,500. The unsecured note payable bears interest at 0% per annum and is due upon demand. The Company amended this note payable to increase it to $6,000 as of December 31, 2015.

The Company recorded rent expense of $3,000 and $6,000 (included in Administrative and other costs) for the twelve months ended December 31, 2016 and December 31, 2015, respectively. The Company rented office space from its founder on a month-to-month lease for $500 per month. This included all utilities and other incidental costs associated with operating the office space in which to house the Company’s computing equipment and its headquarters. The Company stopped this lease in June, 2016.

During the year ended December 31, 2015 the Company recorded and capitalized $24,000 of intangible and tangible assets purchased from our founder. This transaction occurred on January 15, 2015 (see Note 3 - Intangible Assets).

During the year ended December 31, 2016, the Company recorded a contribution to capital of $21,990 as a result of cancellation of debt by related parties.

NOTE 6- DEBT FORGIVENESS FROM NON-RELATED PARTY

During the year ended December 31, 2015 the Company accrued $93,265 in liabilities pursuing its intended technology. During the six months ended June 30, 2016 the company accrued an additional $30,635 in additional liabilities. As of June 30, 2016, these vendors had agreed to forgive $103,900 of these liabilities.

NOTE 7- CONVERTIBLE DEBENTURE – RELATED PARTY

On September 16, 2016, the Company sold a convertible debenture in the amount of $600,000 in the form of a 12% three year convertible term note. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raised $3 million dollars in equity. The holder of the convertible debenture was issued a three year warrant to purchase 600,000 shares of the Company’s common stock at $1.00 per share. As of December 31, 2016 the Company received $600,000 under this convertible debenture. The Company received an additional $325,000 in January 2017 (see Note 12 – Subsequent Events).

The convertible debenture holder, based on its agreement, with a maturity of September 16, 2019 has the option to convert their principal and interest into 1,200,000 (plus 432,000 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at December 31, 2016.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and fair value measurement under ASC 820 and determined that the beneficial conversion feature under the convertible denture should be recorded as a discount to debt if market was more than the conversion feature.

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

The Company used the eight steps to determine fair value under ASC 820. (1) Identify the item to be valued and the unit of account. (2) Determine the principal or most advantageous market and the relevant market participants. (3) Select the valuation premise to be used for asset measurements. (4) Consider the risk assumptions applicable to liability measurements. (5) Identify available inputs. (6) Select the appropriate valuation technique(s). (7) Make the measurement. (8) Determine amounts to be recognized and information to be disclosed.

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. The Company has not had any market activity within its public market. Private transactions between willing buyers and willing sellers have ranged from $0.02 to $0.15 per share. These transactions were not conducted through a broker dealer network.

As of December 31, 2016, the outstanding balance due the convertible debentures holders was $600,000, including $0 in original issue discount or interest.

NOTE 8 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

During September 2016 the Company entered into a financial instrument, which consists of a convertible debenture, containing a conversion feature. Generally financial instruments are convertible into shares of the Company’s common stock; at prices that are either marked to the volume weighted average price of the Company’s publicly traded stock or a static price determinative from each financial instrument agreement. These prices may be at a significant discount to market as determined overall by the volume weighted average price of the Company’s publicly traded common stock. The Company for all intent and purposes considers these discounts to be fair market value as would be determined in an arm’s length transaction with a willing buyer and the restrictive nature of the common stock issued, unless issued pursuant to a registration or some other registered shares with the SEC.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations. The Company valued the embedded derivatives using eight steps to determine fair value under ASC 820. (1) Identify the item to be valued and the unit of account. (2) Determine the principal or most advantageous market and the relevant market participants. (3) Select the valuation premise to be used for asset measurements. (4) Consider the risk assumptions applicable to liability measurements. (5) Identify available inputs. (6) Select the appropriate valuation technique(s). (7) Make the measurement. (8) Determine amounts to be recognized and information to be disclosed.

The fair value of the conversion feature of the financial instrument as of December 31, 2016 was $0. The Company did not record any expense associated with the embedded derivatives at December 31, 2016. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is significantly higher than market.

NOTE 9 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are directly related to the proposed common stock offering. Deferred offering costs were offset against the net proceeds of our equity transaction. On December 11, 2015, deferred offering costs of $22,140 was credited towards additional paid in capital. Deferred offering costs were none as of December 31, 2016 and 2015.

NOTE 10 – INCOME TAXES

At December 31, 2016 and 2015, the Company had a net operating loss carryforward of $132,372 and $117,500, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows at December 31, 2016 and 2015:

	2016	2015
Deferred tax asset:
Net operating loss carryforward	$46,330	$41,125
Total deferred tax asset	46,330	41,125
Less: Valuation allowance	(46,330)	(41,125)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2016 and December 31, 2015 was $46,330 and $41,125, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2016 and December 31, 2015 and recognized a full valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of December 31, 2016 and December 31, 2015:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 11 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 1,000,000 shares of its $0.001 par value preferred stock.

Common stock

On December 15, 2014, the Company issued to its founder, then an officer and director of the Company, 6,000,000 shares of its $0.001 par value common stock at a price of $0.001 per share for services provided upon organization. The services were valued at $6,000.

On January 15, 2015, the Company issued to its founder 3,000,000 shares of its $0.001 par value common stock at a price of $0.008 per share for certain intangible assets and tangible assets (see Note 3 - Intangible Assets). Mr. David Estus, then our sole officer and director, incurred more than $50,000 in developing or acquiring the intangible and tangible assets for which the Company valued at $24,000.

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. The Form S-1 allowed the Company to solicit investors for investment in a direct public offering of $60,000. Twenty six (26) investors invested at a price of $0.01 per share for the entire offering which closed on December 11, 2015.

At December 31, 2016 and 2015, there were 15,000,000 shares of common stock issued and outstanding.

NOTE 12 – WARRANTS AND OPTIONS

On September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued a three year warrant to purchase 600,000 shares of the Company’s common stock at $1.00 per share. In conjunction with sales of convertible debt subsequent to December 31, 2016, the Company issued warrants to purchase an additional 325,000 shares on identical terms.

As of December 31, 2016, there were 600,000 warrants issued and outstanding. As of December 31, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at December 31, 2016. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

December 31, 2016

Stock Price	$.01
Exercise Price	$1.00
Term (expected in years)	3.00
Volatility	118.0%
Annual Rate of Dividends	0.0%
Risk Free Rate	0.88%

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2016 through the date the financial statements were issued and determined that there are the following subsequent events to record or disclose.

Subsequent to December 31, 2016, the Company received an additional $325,000 under the convertible debenture – related party (see Note 8 – Convertible Debenture – Related Party) for a total of $925,000 and issued an additional 325,000 warrants (see Note 12 – Warrants and Options.)

Subsequent to December 31, 2016, the Company made additional loans of $317,000 to its control shareholder through Note receivable– related party (see Note 5 – Note Receivable, Related Party) for a total of $901,187 loaned to date.

Effective January 5, 2017, the Company amended its Articles of Incorporation to change its name to American Rebel Holdings, Inc. in anticipation of a business combination with its majority shareholder, American Rebel, Inc.

The Company’s sole Director approved a Stock Purchase and Reorganization Agreement under which the Company would cancel 9,000,000 shares currently owned by its majority shareholder, American Rebel, Inc. and issue 14,621,000 new common shares to the shareholders of American Rebel, Inc., after which American Rebel, Inc. will become a wholly owned subsidiary. To date, the transaction has not been completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, has concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

Our Chief Executive Officer and Principal Financial Officer, Charles A. Ross, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Ross concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section , and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of American Rebel Holdings, Inc. as of December 31, 2016.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed

Charles A. Ross, Jr.	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting office	50	June 9, 2016

Charles A. Ross, Jr., Chairman, CEO, CFO

Mr. Ross is currently the Company’s sole officer and director in the respective capacities of CEO, CFO, and Chairman of the Company’s Board of Directors. He has held these positions since June 20, 2016. He is responsible for all duties required of a corporate officer and the development of the business. From December 15, 2014 through the present, Mr. Ross has served as the sole officer and director in the respective capacities of CEO, CFO, and Chairman of the Board of Directors of American Rebel, Inc. American Rebel, Inc. has developed a product line of concealed carry products that officially launch at the 2017 NRA Convention April 27 – 30 in Atlanta, GA. Prior to founding American Rebel, Inc. Mr. Ross founded many companies including Digital Ally, Inc., which he established in 2004. In addition to his entrepreneurial accomplishments, Mr. Ross served as host for ten years of his own television show, Maximum Archery, where he bow hunted all over the world including traditional hunts and some of the world’s most dangerous game. Maximum Archery evolved into his new show, American Rebel, which features Mr. Ross’s music, patriotism, his support of the 2nd Amendment and celebrates the “American Rebel Spirit” in all of us. Mr. Ross has released three CDs and the current single off his third CD, Time to Fight, is a duet with country supergroup Little Texas entitled “Back on the Backroads.” “Back on the Backroads” has received airplay on radio stations across the United States and internationally. Previous singles released by Mr. Ross include “Cold Dead Hand,” “Rebel,” and “What We Do For Fun Around Here.”

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

Director Nominations

As of December 31, 2016, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Board Leadership Structure and Role on Risk Oversight

Mr. Ross currently serves as our principal executive officer and sole director of the Company. We have determined this leadership structure was duly appropriate for us because of our small size, limited operations and resources. The Board will continue to evaluate our leadership structure and modify as deemed appropriate based on size, resources and operations of the Company. It is anticipated that our Board will establish procedures and guidelines to determine an appropriate role for members of the Board in risk oversight function of the Company.

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

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal year ended December 31, 2016 and 2015, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
(1) Charles A. Ross, Jr.	2016(3)	−	−	−	−	−	−	−	−
CEO, CFO and Director

David Estus	2015(2)	−	−	−	−	−	−	−	−
CEO, CFO and Director

The Company has no formal employment arrangement with Mr. Ross for services. Mr. Ross’ compensation is not based on any percentage calculations. Mr. Ross makes all decisions determining the amount and timing of payment for his compensation and, for the immediate future, Mr. Ross has elected not to receive any payment of compensation which permits us to meet our financial obligations.

(1) The Company has no formal employment arrangement with Mr. Ross for services. Mr. Ross’ compensation is not based on any percentage calculations. Mr. Ross makes all decisions determining the amount and timing of payment for his compensation and, for the immediate future, Mr. Ross has elected not to receive any payment of compensation which permits us to meet our financial obligations

(2) Mr. Estus invoiced the Company for rental expense of $500 per month on a month-to-month verbal rental agreement. We did not consider the expense to be characterized as additional income to Mr. Estus as it was significantly below fair market value for comparable rents. Mr. Estus was a former officer and director and currently has no ownership in the Company.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended December 31, 2016 and December 31, 2015.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2016 and December 31, 2015.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2016.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David Estus(1)	$-	$-	$-	$-	$-	$-	$-
Charles A. Ross, Jr.	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Estus provided his services to the Company until June 9, 2016 when he resigned as our sole officer and director in connection with our change in control transaction.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 10, 2017, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Charles A. Ross, Jr.(2)	9,000,000	60.00%

Directors and executive officers as a group (1 Person)	9,000,000	60.00%

ABA Rebels, LLC (3) 9274 Kingston Pike, Suite 406, Knoxville, Tennessee 37922	4,675,274	27.82%

Robert K. Green (4)	846,221	5.64%

Albert Dacre (5)	823,220	5.49%

Douglas Grau (6)	923,329	6.16%

(1) Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 1026 16th Avenue South, Nashville, Tennessee 37212.

(2) Chairman, President, Chief Executive Officer and Director. 9,000,000 shares of common stock are owned through American Rebel, Inc. for which Mr. Charles A. Ross, Jr. is an officer and director. Mr. Ross may be deemed to be a control person of the shares owned by such entity. Mr. Ross claims beneficial ownership of these shares as of this date. Of the amount listed above 3,385,541 shares of common stock are beneficially owned through American Rebel, Inc. for which Mr. Ross is a greater than 10% shareholder. Mr. Ross disclaims beneficial ownership of these shares as American Rebel, Inc. does not intend to distribute such shares and intends to cancel such shares upon completion of the Proposed Stock Purchase and Reorganization

(3) 1,000,274 shares of common stock are owned through American Rebel, Inc. for which ABA Rebels, LLC (“ABA”) is a greater than 10% shareholder. ABA owns 1,875,000 shares of common stock that it purchased through a private transaction on June 9, 2016 with several former shareholders of the Company. ABA beneficially owns 1,800,000 shares of common stock pursuant to a convertible note entered into on September 16, 2016, see Current Report filed on Form 8-K, dated September 16, 2016. ABA in addition to the convertible note was issued a warrant to purchase 900,000 shares at $1.00 per share. The Company does not consider the underlying shares or exercise of such warrant to be imminent. ABA disclaims beneficial ownership of the 1,000,274 shares of our common stock as American Rebel, Inc. does not intend to distribute such shares and intends to cancel such shares upon completion of the Proposed Stock Purchase and Reorganization. William D. King, managing member of ABA may be deemed to be a control person of the shares owned by such entity. Mr. King disclaims beneficial ownership of these shares.

(4) 246,221 shares of common stock are owned through American Rebel, Inc. for which Robert K. Green is a less than 5% shareholder. Mr. Green owns 600,000 shares of common stock that he purchased through a private transaction on June 9, 2016 with several former shareholders of the Company. Mr. Green disclaims beneficial ownership of the 246,221 shares of our common stock as American Rebel, Inc. does not intend to distribute such shares and intends to cancel such shares upon completion of the Proposed Stock Purchase and Reorganization

(5) 523,220 shares of common stock are owned through American Rebel, Inc. for which Albert J. Dacre is a less than 5% shareholder. Mr. Dacre owns 300,000 shares of common stock that he purchased through a private transaction on June 9, 2016 with several former shareholders of the Company. Mr. Dacre disclaims beneficial ownership of the 523,220 shares of our common stock as American Rebel, Inc. does not intend to distribute such shares and intends to cancel such shares upon completion of the Proposed Stock Purchase and Reorganization

(6) 923,329 shares of common stock are beneficially owned through American Rebel, Inc. which Douglas Grau is a greater than 10% shareholder. Mr. Grau disclaims beneficial ownership of these shares as American Rebel, Inc. does not intend to distribute such shares and intends to cancel such shares upon completion of the Proposed Stock Purchase and Reorganization.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address was 1854 Oxford Avenue, Cardiff-by-the-Sea, California 92007. This space was provided to us by Mr. Estus. Mr. Estus charged us $500 per month and paid for all utilities and other maintenance costs for the facilities. There was no written lease agreement. The arrangement ended in June 2016 and Mr. Estus forgave the accrued and unpaid rent.. We presently are provided office space by our majority shareholder, American Rebel, Inc. at no charge.

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

During September and October 2016 the Company made net loans totaling $584,187 to American Rebel, Inc., its control shareholder, a related party. American Rebel, Inc owns sixty percent (60%) of the outstanding common stock of the Company. The loans are not interest bearing and are payable on demand.

During September and October 2016, the Company entered into a convertible debt instrument with ABA Rebels, LLC, a shareholder of its majority shareholder in the amount of $600,000. Of this amount, $584,187 was then loaned to the Company’s largest shareholder as working capital to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority shareholder also used the proceeds of these loans to purchase inventory for its product launch planned for the second quarter of 2017. Subsequent to yearend, the Company has issued Convertible debt under the same terms to obtain an additional $325,000, of which substantially all has been loaned to American Rebel, Inc., its majority shareholder.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB and the OTCQB do not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Charles A. Ross, Jr. is not an independent director because he currently holds the title of officer in the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2016 and December 31, 2015 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2016 and 2015 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2016	December 31, 2015
Audit fees (1)	$10,000	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$10,000

Notes:

(1) Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2016 and December 31, 2015.

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

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: March 10, 2017	By:	/s/ Charles A. Ross
Charles A. Ross
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

Signatures	Title(s)	Date

/s/ Charles A. Ross Charles A. Ross	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 10, 2017