Form 10-Q
period 2017-03-31
AMERICAN REBEL HOLDINGS INC
filed 2017-05-15
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 333-201607

AMERICAN REBEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199, Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 940-9919

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

The number of shares of the registrant’s common stock outstanding as of May 15, 2017 was 15,000,000 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1. Interim Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

(Formerly CUBESCAPE, INC.)

BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$134,199	$470
Prepaid expense	8,333	10,833
Total Current Assets	142,532	11,303

Property and Equipment, net	-	77

Intangible Assets, net	-	423

OTHER ASSETS:
Note receivable - related party	1,147,687	584,187
Total Other Assets	1,147,687	584,187

TOTAL ASSETS	$1,290,219	$595,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$20,000	$20,000
Accrued Interest – convertible debenture - related party	45,077	18.512
Total Current Liabilities	65,077	38,512

Convertible debenture – related party	1,305,000	600,000

TOTAL LIABILITIES	1,370,077	638,512

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,000,000 issued and outstanding	15,000	15,000
Additional paid in capital	74,850	74,850
Accumulated deficit	(169,709)	(132,372)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(79,859)	(42,522)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,290,219	$595,990

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

(Formerly CUBESCAPE, INC.)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenue	$-	$-
Cost of revenue	-	-
Gross margin	-	-

Expenses:
Consulting expense – business development	-	20,300
Development costs – internal use software	-	14,000
Administrative and other costs	170	1,794
Amortization and depreciation expense	500	3,000
Public company expense	10,101	24,181
Operating Loss	10,771	63,275

Other income (expense)
Interest expense – related party	(26,566)	-
Loss before income tax	(37,337)	(63,275)

Provision for income tax	-	-
Net loss	$(37,337)	$(63,275)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	15,000,000	15,000,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

(Formerly CUBESCAPE, INC.)

STATEMENT OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(37,337)	$(63,275)
Amortization	500	3,000

Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expense	2,500	9,536
Change in accrued interest – related party	26,566	-
Change in accounts payable	-	33,935
Net Cash (Used in) Operating Activities	(7,771)	(16,804)
CASH FLOW FROM INVESTING ACTIVITIES
Advances on note receivable -related party	(563,500)	-
Collection on note receivable -related party	-	-
Net Cash (Used in) Investing Activities	(563,500)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Loans from nonrelated parties	-	885
Loan from related party	705,000	1,750
Net Cash Provided by Financing Activities	705,000	2,635
CHANGE IN CASH	133,729	(14,169)

CASH AT BEGINNING OF PERIOD	470	19,230

CASH AT END OF PERIOD	$134,199	$5,061

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

(Formerly CUBESCAPE, INC.)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017 (UNAUDITED)

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

Interim financial statements (March 31, 2017 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2016 and notes thereto contained.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs for the three months ended March 31, 2017 and 2016, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and March 31, 2017 (unaudited), respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, deferred offering costs and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2016 and March 31, 2017 (unaudited), the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three month periods ended March 31, 2017 and 2016, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2017 and believes that none have a material effect on the Company’s financial statements except for the following.

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

In August 2016The FASB issued ASU No. 2016-15, Topic 230 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” Update No. 2016-15.. The amendments in the ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice, as the issues are either unclear or do not have specific guidance under current GAAP. ASU 2016-15 will be effective on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Amendments clarifying guidance in Topic 205, Risks and Uncertainties, are applicable to entities that have not commenced planned principal operations, which we have commenced recently.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to its planned direct public offering. As a result, the Company incurred accumulated net losses for the three month periods ended March 31, 2017 and 2016 of ($37,337) and ($63,275), respectively. In addition, the Company’s development activities since inception have been sustained through debt financing and the deferral of payments on accounts payable and other expenses.

The Company recently entered into a convertible debt instrument with shareholders of its largest shareholder in the amount of $1,305,000. Of this amount, $1,147,687 was loaned to the Company’s largest shareholder as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority shareholder also used the proceeds to purchase inventory for its product launch scheduled for the second quarter of 2017.

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

Intangible assets includes the following:

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Intangible assets consisting of certain development costs and purchased software for design and graphics	$20,300	$20,300
Less: Accumulated amortization	(20,300)	(19,877)
Net intangible assets	$-	$423

For the three month periods ended March 31, 2017 and 2016 (unaudited) we recognized $423 and $2,538 in amortization expense, respectively. The acquired intangible assets were placed in service on January 15th, 2015. We amortize these intangible assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Computers and equipment	$2,000	$2,000
Furniture and workstations	1,700	1,700
	3,700	3,700
Less: Accumulated depreciation	(3700)	(3,623)
Net property and equipment	$-	$77

For the three month periods ended March 31, 2017 and 2016 (unaudited) we recognized $77 and $462 in depreciation expense, respectively. The acquired assets were placed in service on January 15th, 2015 (see Note 3 - Intangible Assets). We are depreciating these assets over a period of twenty-four (24) months which has been deemed their useful life.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, the Company made net loans totaling $563,500, for a total of $1,147,687 to American Rebel, Inc., its control shareholder, a related party. American Rebel, Inc owns sixty percent (60%) of the outstanding common stock of the Company. The loans are not interest bearing and are payable on demand.

During the three months ended March 31, 2017, the Company entered into convertible debt instruments with shareholders of its largest shareholder in the amount of $705,000, for a total of $1,305,000. The Company accrued interest expense on this convertible debt of $26,565, for a total of $45,077 at March 31, 2017. Of this amount borrowed under the convertible debt, $1,147,687 was loaned to the Company’s largest shareholder as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority shareholder also used the proceeds of these loans to purchase inventory of its initial product scheduled to launch in the second quarter of 2017.

For the period ended December 31, 2015, the Company executed a promissory note with a related party in the amount of $4,500. The unsecured note payable bears interest at 0% per annum and is due upon demand. The Company amended this note payable to increase it to $6,000 as of December 31, 2015.

The Company recorded rent expense of $0 and $3,000 (included in Administrative and other costs) for the three months ended March 31, 2017 and 2016, respectively. The Company rented office space from its founder on a month-to-month lease for $500 per month. This included all utilities and other incidental costs associated with operating the office space in which to house the Company’s computing equipment and its headquarters. The Company stopped this lease in June, 2016.

During the year ended December 31, 2015 the Company recorded and capitalized $24,000 of intangible and tangible assets purchased from our founder. This transaction occurred on January 15, 2015 (see Note 3 - Intangible Assets).

During the year ended December 31, 2016, the Company recorded a contribution to capital of $21,990 as a result of cancellation of debt by related parties.

NOTE 6- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $1,305,000 in the form of a 12% three year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raised $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase 1,305,000 shares of the Company’s common stock at $1.00 per share. As of March 31, 2017 the Company received $1,305,000 under this convertible debenture. The Company received an additional $100,000 in April 2017 (see Note 12 – Subsequent Events).

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 2,610,000 (plus 940,000 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at March 31, 2017.

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

As of March 31, 2017, the outstanding balance due the convertible debentures holders was $1,305,000, including $0 in original issue discount or interest.

NOTE 7 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

Since September 2016 the Company entered into a financial instrument, which consists of a convertible debenture, containing a conversion feature. Generally financial instruments are convertible into shares of the Company’s common stock; at prices that are either marked to the volume weighted average price of the Company’s publicly traded stock or a static price determinative from each financial instrument agreement. These prices may be at a significant discount to market as determined overall by the volume weighted average price of the Company’s publicly traded common stock. The Company for all intent and purposes considers these discounts to be fair market value as would be determined in an arm’s length transaction with a willing buyer and the restrictive nature of the common stock issued, unless issued pursuant to a registration or some other registered shares with the SEC.

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

The fair value of the conversion feature of the financial instrument as of March 31, 2017 was $0. The Company did not record any expense associated with the embedded derivatives at March 31, 2017. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is significantly higher than market.

NOTE 8 – INCOME TAXES

At March 31, 2017 (unaudited), the Company had a net operating loss carryforward of $169,709, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Deferred tax asset:
Net operating loss carryforward	$50,913	$46,330
Total deferred tax asset	50,913	46,330
Less: Valuation allowance	(50,913)	(46,330)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of March 31, 2017 and December 31, 2016 was $50,913 and $46,330, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2017 and December 31, 2016 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of March 31, 2017 (unaudited):

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

At March 31, 2017 and December 31, 2016, there were 15,000,000 shares of common stock issued and outstanding.

NOTE 10 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three year warrants to purchase 1,305,000 shares of the Company’s common stock at $1.00 per share. In conjunction with sales of convertible debt subsequent to March 31, 2017, the Company issued warrants to purchase an additional 100,000 shares on identical terms.

As of March 31, 2017, there were 1,305,000 warrants issued and outstanding. As of December 31, 2016, there were 600,000 warrants outstanding to acquire any additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at March 31, 2017. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Stock Price	$.01	$.01
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	49.5%	118.0%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	0.88%	0.88%

Stock Purchase Warrant

The following table summarizes all warrant activities for the three months ended March 31, 2017:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2016	600,000	$1.00	2.5 years	-
Granted	705,000	$1.00		-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at March 31, 2017	1,305,000	$1.00	2.71 year	-

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2017 through the date the financial statements were issued and determined that there are the following subsequent events to record or disclose.

Subsequent to March 31, 2017, the Company received an additional $100,000 under the convertible debenture – related party (see Note 8 – Convertible Debenture – Related Party) for a total of $1,405,000 and issued an additional 100,000 warrants (see Note 12 – Warrants and Options.)

Subsequent to March 31, 2017, the Company made additional loans of $220,000 to its control shareholder through Note receivable– related party (see Note 5 – Note Receivable, Related Party) for a total of $1,367,687 loaned to date.

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

Operations

We were incorporated on December 15, 2014 and soon thereafter acquired our business plan from our founder and president, Mr. David Estus. Most of the activity through May 4, 2017 involved the execution of our business plan, business development, development of programming language for use with our portal as well as most recently the preparation of the Company’s financials and other corporate governance efforts in anticipation of the Company’s direct public offering filed on Form S-1 declared effective October 14, 2015 (our “Offering”).

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

Results of Operations for the three month period ended March 31, 2017

Expenses

Expenses for the three month period ended March 31, 2017 and 2016 were $37,337 and $63,275, respectively. Development costs for our internal-use software was $0 for the three month period ended March 31, 2017 compared to $14,000 for the three month period ended March 31, 2016. Public company expense was $10,101 for the three month period ended March 31, 2017 compared to $24,181 for the three month period ended March 31, 2016. Consulting expense related to business development was $0 for the three month period ended March 31, 2017 compared to $20,300 for the three month period ended March 31, 2016. Administrative costs and other expense was $170 for the three month period ended March 31, 2017 and $1,794 for the three month period ended March 31, 2016, which included rent expense. Amortization and depreciation expense was $500 and $3,000 for the three month periods ended March 31, 2017 and 2016, respectively. Interest expense – related party was $26,565 and $0 for the three month periods ended March 31, 2017 and 2016, respectively.

Loss before provision for income taxes

Loss before provision for incomes taxes for the three month period ended March 31, 2017 was $37,337. Loss before provision for incomes taxes for the three month period ended March 31, 2016 was $63,275. We recorded no provision for federal or state income taxes. We have not generated any revenues.

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

As of March 31, 2017, we owed approximately $20,000 in connection with software development costs incurred, consulting services and other expenses. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses. There are no other significant liabilities as of March 31, 2017.

Since September 16, 2016, the company obtained financing in the amount of $1,305,000 in the form of a 12% three year convertible term note. The Note and accrued interest can be converted to common stock of the Company at the rate of $0.50 per share. The note holder was issued a three year warrant to purchase 1,305,000 shares of the Registrant’s common stock at $1.00 per share. At December 31, 2016, $600,000 had been received under this facility. An additional $170,000 was obtained through April 30, 2017 under like terms, including issue of a warrant to purchase 170,000 share.

Recently Issued Accounting Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2017 and believes there are none that have a material effect on the Company’s financial statements except for the following.

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

In August 2016The FASB issued ASU No. 2016-15, Topic 230 “Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments” Update No. 2016-15.. The amendments in the ASU address eight specific cash flow issues with the objective of reducing the existing diversity in practice, as the issues are either unclear or do not have specific guidance under current GAAP. ASU 2016-15 will be effective on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 1a – Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2016 to which reference is made herein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None for the period ending March 31, 2017

Item 3 – Defaults upon Senior Securities

None

Item 4 – (Removed and Reserved)

Item 5 – Other Information

None

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

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

Dated: May 15, 2017

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr., President, CEO, Principal Executive Officer,

Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer