Form 10-Q
period 2017-06-30
AMERICAN REBEL HOLDINGS INC
filed 2017-08-21
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 333-201607

AMERICAN REBEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199, Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

(913) 940-9919
Registrant’s telephone number, including area code:

N/A
(Former name, former address and former fiscal year, if changed since last report)

Copies of communications to:
Blair Krueger, Esq. Krueger LLP 7486 La Jolla Boulevard La Jolla, California 92037 (858) 405-7385

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of August 14, 2017 was 23,671,000 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,851	$-
Prepaid expense	30,083	13,500
Inventory	339,512	137,905
Inventory deposits	194,595	84,969
Total Current Assets	569,041	236,374

Property and Equipment, net	222,060	234,188

OTHER ASSETS:
Investment	-	35,000
Total Other Assets	-	35,000

TOTAL ASSETS	$791,101	$505,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Overdraft	$-	$373
Accounts payable and accrued expense	380,064	163,799
Accrued Interest – Convertible Debenture – Related Party	106,496	-
Loan – Officer - Related party	171,524	221,155
Loan – Related party	-	584,187
Loans - Nonrelated parties	160,797	182,315
Total Current Liabilities	818,881	1,151,829

Convertible Debenture –Related party	1,505,000	-
TOTAL LIABILITIES	2,323,881	1,151,829

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,421,000 and 14,621,000 issued and outstanding, respectively at June 30, 2017 and December 31, 2016	23,421	14,621
Additional paid in capital	2,848,298	1,682,129
Accumulated deficit	(4,404,499)	(2,343,017)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,532,780)	(646,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$791,101	$505,562

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2017 (unaudited)	For the three months ended June 30, 2016 (unaudited)
Revenue	$12,031	$-
Cost of goods sold	3,622	-
Gross margin	8,409	-

Expenses:
Consulting – business development	1,561,049	136,270
Product development costs	7,240	38,894
Marketing and brand development costs	136,595	105,059
Administrative and other	55,427	39,334
Depreciation expense	15,507	14,291
	1,768,618	333,848
Operating income (loss)	(1,775,818)	(333,848)

Other Income (Expense)
Gain on sale of assets	20,000	-
Interest expense	(12,865)	(11,632)
Net income (loss) before income tax provision	(1,760,273)	(345,480)
Provision for income tax	-	-
Net income (loss)	$(1,760,273)	$(345,480)
Basic and diluted income (loss) per share	$(0.11)	$(0.02)
Weighted average common shares outstanding - basic and diluted	15,905,000	14,194,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2017 (unaudited)	For the six months ended June 30, 2016 (unaudited)
Revenue	$18,197	$-
Cost of goods sold	5,504	-
Gross margin	12,693	-

Expenses:
Consulting – business development	1,709,610	260,863
Product development costs	22,516	82,320
Marketing and brand development costs	185,594	171,447
Administrative and other	124,651	73,417
Depreciation expense	30,115	28,494
	2,072,486	616,541
Operating income (loss)	(2,059,793)	(616,541)

Other Income (Expense)
Interest expense	(21,689)	(21,868)
Gain on sale of assets	20,000	-
Net income (loss) before income tax provision	(2,061,482)	(638,409)
Provision for income tax	-	-
Net income (loss)	$(2,061,482)	$(638,409)
Basic and diluted income (loss) per share	$(0.14)	$(0.02)
Weighted average common shares outstanding - basic and diluted	15,266,000	14,194,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2015 (Audited)	13,455,000	$13,455	$1,100,295	$(979,511)	$134,239

Sale of Common stock	1,166,000	1,166	581,834	-	583,000

Net loss	-	-	-	(1,363,506)	(1,363,506)

Balance – December 31, 2016 (Audited)	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	2,800,000	2,800	1,397,200	-	1,400,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,031)	-	(225,031)

Net loss	-	-	-	(2,061,482)	(2,061,482)

Balance – June 30, 2017 (Unaudited)	23,421,000	$23,421	$2,848,298	$(4,404,499)	$(1,532,780)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2017 (unaudited)	For the six months ended June 30, 2016 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,061,482)	$(638,409)
Depreciation	30,115	28,494
Gain on sale of assets	(20,000)	-
Compensation paid through issuance of common stock	1,400,000	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expenses	(10,750)	37,815
Change in inventory	(201,607)	-
Change in inventory deposits	(109,626)	(63,913)
Change in accounts payable and accrued expense	173,076	47,942
Net Cash (Used in) Operating Activities	(800,273)	(588,071)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	(17,987)	(6,226)
Investment in Cubescape, Inc.	-	(35,000)
Net Cash (Used in) Operating Activities	(17,987)	(41,226)

CASH FLOW FROM FINANCING ACTIVITIES:
Overdraft	(373)	-
Cash received through merger with American Rebel, Inc.	469	-
Proceeds from sale of common stock	-	583,000
Proceeds (repayments) of loans – officer - related party	(49,631)	84,160
Proceeds of convertible debentures	894,164	-
Repayment of loans – nonrelated party	(21,518)	(66,431)
Net Cash Provided by Financing Activities	823,015	600,729

CHANGE IN CASH	4,851	(28,568)

CASH AT BEGINNING OF PERIOD	-	90,591

CASH AT END OF PERIOD	$4,851	$62,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$5,187	$15,000
Income taxes	$-	$-

Non-cash investing and financing activities:
Investment eliminated through merger and consolidation	$35,000	$-
Vehicles acquired through assumption of loans	$-	$277,886
Debt assumed to acquire vehicles	$-	$277,886

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The “Company” was incorporated on December 15, 2014 (date of inception) under the laws of the State of Nevada, as CubeScape, Inc. Effective January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. The Company completed a business combination with its majority stockholder, American Rebel, Inc. on June 19, 2017. As a result, American Rebel, Inc. became a wholly owned subsidiary of the Company.

The acquisition of American Rebel, Inc. was accounted for as a reverse merger. The Company issued 17,421,000 shares of its common stock and issued warrants to purchase 500,000 shares of common stock to shareholders of American Rebel, Inc. and cancelled 9,000,000 shares of common stock owned by American Rebel, Inc.

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. Twenty six (26) investors invested at a price of $0.01 per share for a total of $60,000. The direct public offering closed on December 11, 2015.

Nature of operations

The Company is developing branded products in the self-defense and patriotic product areas that are promoted and sold using personal appearance, music, internet and television avenues. The Company’s products will be under the American Rebel Brand and imprinted.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2016 and notes thereto contained. And the Current Report filed on Form 8-K of the Company dated June 19, 2017.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Year end

The Company’s year-end is December 31.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Inventory and Inventory Deposits

Inventory consists of backpacks manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or market value. The Company determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. The Company also makes deposit payments on inventory to be manufactured that are carried separately until the goods are received into inventory.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Fixed assets and depreciation

Property and equipment is stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from five to seven years.

Investment

During June 2016, American Rebel, Inc. purchased a 60% controlling interest in the Company with the intent to merge. The merger was completed on June 19, 2017 and has been accounted for as a reverse merger with comparative financial history being that of American Rebel, Inc., its wholly owned subsidiary.

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the consumer; (3) the amount of fees to be paid by the consumer is fixed or determinable; and (4) the collection of our fees or product revenue is probable.

The Company will record revenue when it is realizable and earned and product has been shipped to the consumers or that our service has been rendered to the consumer. License income will be reported as income when the Company has completed any responsibility to earn the income and when any earned royalties are received.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $136,595 and $105,059 for the three month periods ended June 30, 2017 and 2016, respectively, and $185,594 and $171,447, respectively, for the six month periods then ended.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and December 31, 2016, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

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

During the three months ended June 30, 2017, and prior to the merger, the Company recorded $1,400,000 in compensation expense for the issuance of 2,800,000 shares of common stock. The common stock was valued at a price of $0.50 per share consistent with earlier sales of common stock by American Rebel, Inc. as well as the present conversion price of the Company’s convertible debentures.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2017 and December 31, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three and six month periods ended June 30, 2017 and 2016, respectively, no income tax expense has been recorded.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through June 30, 2017 and believes that none have a material effect on the Company’s financial statements except for the following.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Amendments clarifying guidance in Topic 205, Risks and Uncertainties, are applicable to entities that have not commenced planned principal operations, which we have commenced recently.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the six months ended June 30, 2017 and 2016 of ($2,061,482) and ($638,409) , respectively. The Company’s accumulated deficit was ($4,404,499) as of June 30, 2017 and ($2,343,017) as of December 31, 2016. The Company’s working capital deficit was ($249,840) as of June 30, 2017 and a deficit of ($915,455) as of December 31, 2016. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. Management believes sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock to institutional and other financial sources. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution its stockholders. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay its business plan rollout.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	June 30, 2017 (unaudited)	December 31, 2016 (audited)

Inventory - Finished goods	$339,512	$137,905
Inventory deposits	194,595	84,969
	534,107	222,874
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$534,107	$222,874

NOTE 4 – INVESTMENT

During June 2016, American Rebel, Inc. purchased a 60% controlling interest the Company with the intent to merge. The merger was completed on June 19, 2017 and American Rebel, Inc. has become a wholly owned subsidiary. The transaction has been recorded as a reverse merger with the consolidated ongoing history of the Company being that of American Rebel, Inc. The $35,000 investment in CubeScape, Inc has been eliminated in consolidation and netted into additional paid-in capital.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	June 30, 2017 (unaudited)	December 31, 2016 (audited)

Marketing equipment	$32,261	$14,274
Vehicles	277,886	277,886
	310,147	292,160
Less: Accumulated depreciation	(88,087)	(57,972)
Net property and equipment	$222,060	$234,188

For the three months ended June 30, 2017 and 2016 we recognized $15,507 and $14,291 in depreciation expense, respectively, and $30,615 and $28,494 for the six month periods then ended. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 6 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2016 was $221,155. During the six months ended June 30, 2017, the company repaid $49,631 of these loans resulting in a balance at June 30, 2017 of $171,524. These loans are due on demand and carry no interest.

During the six months ended June 30, 2017, the Company entered into several convertible debt instruments with stockholders in the amount of $905,000, for a total of $1,505,000. The Company accrued interest expense on this convertible debt of $68,799, for a total of $88,496 at June 30, 2017. Of this amount borrowed under the convertible debt, $1,347,687 was loaned to American Rebel, Inc., the Company’s former majority stockholder and now the Company’s wholly owned subsidiary, as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority stockholder also used the proceeds of these loans to purchase inventory of its initial product scheduled to launch during 2017. This loan is eliminated in consolidation.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s sole officer and director. Compensation for Mr. Ross was $100,000 and $90,000, respectively for the six months ended June 30, 2017 and 2016, and $187,500 for the year ended December 31, 2016. The Company prepaid compensation of $20,000 to Mr. Ross as of June 30, 2017. Mr. Ross received a grant of 1,000,000 shares of American Rebel, Inc. common stock, valued at $0.50 per share in June 2017, prior to the acquisition. These shares were part of the 6,500,000 shares exchanged for Company common stock in the acquisition of American Rebel, Inc. completed on June 19, 2017.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 7 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2017 when the remaining balance of $65,000 is payable.	$66,971	$78,345

Loan secured by a Ford truck, payable in monthly payments of $1,742 including interest at1% per annum through October 2018.	25,782	35,926

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	68,044	68,044

Total recorded as current liability	$160,797	$182,315

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $1,505,000 in the form of 12% three year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase 1,505,000 shares of the Company’s common stock at $1.00 per share. As of June 30, 2017, the Company received $1,505,000 under this convertible debenture. The Company received an additional $30,000 in July 2017 (see Note 12 – Subsequent Events).

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 3,010,000 (plus 1,084,000 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at June 30, 2017.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. The Company has not had any market activity within its public market. Private transactions between willing buyers and willing sellers have ranged from $0.02 to $0.50 per share. These transactions were not conducted through a broker dealer network.

As of June 30, 2017, the outstanding balance due the convertible debentures holders was $1,505,000, including $0 in original issue discount or interest.

NOTE 9 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

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

The fair value of the conversion feature of the financial instrument as of June 30, 2017 was $0. The Company did not record any expense associated with the embedded derivatives at June 30, 2017. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is higher than market as there have been no sales of the Company’s common stock..

NOTE 10 – INCOME TAXES

At June 30, 2017 and December 31, 2016, the Company had a net operating loss carryforward of $4,404,499 and $2,343,017, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Deferred tax asset:
Net operating loss carryforward	$1,541,574	$820,056
Total deferred tax asset	1,541,574	820,056
Less: Valuation allowance	(1,541,574)	(820,056)
Net deferred tax asset	$-	$-

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Valuation allowance for deferred tax assets as of June 30, 2017 and December 31, 2016 was $1,541,574 and $820,056, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2017 and December 31, 2016 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of December 31, 2016:

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

The Company issued 17,421,000 shares of its common stock and issued warrants to purchase 500,000 shares of common stock to shareholders of American Rebel, Inc. and cancelled 9,000,000 shares of common stock owned by American Rebel, Inc. to complete the acquisition of American Rebel, Inc. which was accounted for as a reverse merger.

During June 2017, prior to the merger, the American Rebel, Inc issued 2,800,000 shares of common stock as compensation and recorded an expense based on fair market value of $0.50 per share for a total expense of $1,400,000. On June 19, 2017, in connection with the merger and acquisition of the subsidiary, the Company exchanged 17,421,000 shares of common stock with stockholders of American Rebel, Inc. and cancelled 9,000,000 shares of common stock held by American Rebel, Inc. American Rebel, Inc. became a wholly owned subsidiary of the Company upon completion of the exchange.

At June 30, 2017 and December 31, 2016, there were 23,421,000 and 14,621,000 shares of common stock issued and outstanding, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 12 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three year warrants to purchase 1,505,000 shares of the Company’s common stock at $1.00 per share. In conjunction with sale of convertible debt subsequent to June 30, 2017, the Company issued warrants to purchase an additional 30,000 shares on identical terms.

On June 19, 2017, the Company issued five year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share as compensation.

As of June 30, 2017, there were 2,005,000 warrants issued and outstanding. As of December 31, 2016, there were 600,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at June 30, 2017. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	June 30, 2017 (unaudited)	December 31, 2016 (audited)

Stock Price	$.01	$.01
Exercise Price	$1	$1
Term (expected in years)	3	3
Volatility	49.5%	118%
Annual Rate of Dividends	0%	0%
Risk Free Rate	0.88%	0.88%

Stock Purchase Warrant

The following table summarizes all warrant activity for the six months ended June 30, 2017. We had no warrant activity during the six months ended June 30, 2016.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2016	600,000	$1.00	2.25 years	-
Granted	1,405,000	$0.82	3.39 years	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at June 30, 2017	2,005,000	$0.88	3.05 years	-

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2017 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to June 30, 2017, the Company received an additional $30,000 under the convertible debenture – related party (see Note 8 – Convertible Debenture – Related Party) for a total of $1,535,000 and issued an additional 30,000 warrants (see Note 12 – Warrants and Options.)

On July 6, 2017, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $250,000 with an interest rate of 12% per annum to a private investor, and current stockholder. The note is secured by a pledge of all of the Company’s current inventory and the chief executive officer’s personal guaranty. This working capital note requires payments equal to 75% of current sales and matures in 180 days. In connection with this note, the Company issued 250,000 shares of its common stock to the noteholder.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Quarterly Report on Form 10-Q, Current Reports on Form 8-K and other reports made under the Exchange Act.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•our ability to efficiently manage and repay our debt obligations;

•our inability to raise additional financing for working capital;

•our ability to generate sufficient revenue in our targeted markets to support operations;

•significant dilution resulting from our financing activities;

•actions and initiatives taken by both current and potential competitors;

•supply chain disruptions for components used in our products;

•manufacturers inability to deliver components or products on time;

•our ability to diversify our operations;

•the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•deterioration in general or global economic, market and political conditions;

•inability to efficiently manage our operations;

•inability to achieve future operating results;

•the unavailability of funds for capital expenditures;

•our ability to recruit, hire and retain key employees;

•the inability of management to effectively implement our strategies and business plans; and

•the other risks and uncertainties detailed in this report.

In this form 10-Q references to “American Rebel”, “ARI”, “the Company”, “we,” “us,” “our” and similar terms refer to American Rebel Holdings, Inc. and its wholly owned operating subsidiary, American Rebel, Inc.

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

Operations

On June 9, 2016 a change in control occurred, a sixty percent (60%) ownership interest was obtained by American Rebel, Inc. from our former officer and director and founder. On June 17, 2017, the Company acquired the business of its control stockholder accounted for and presented financially as a reverse merger transaction. Our majority stockholder, American Rebel, Inc. became a wholly owned subsidiary of the Company and we distributed shares to the stockholders of American Rebel, Inc. As a result of this reverse merger, the reported operating history of the Company is now the operating history of American Rebel, Inc. Financial statements of both companies are now consolidated and all material intercompany transactions and balances are eliminated.

We are a development stage company and have limited financial resources. We have not established a firm source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report filed on March 13, 2017 and included with our Form 10-K and Current Report on Form 8-K filed on June 22, 2017 emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative concealed carry products. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and CEO Andy Ross. Andy has hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of tens of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by 2 million people or more. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

Market Overview

The Concealed Carry product market is estimated at over $500 million in annual sales; but American Rebel’s market not only includes current consumers of concealed carry products but also includes anyone that has ever considered the option of concealing and carrying a weapon in the public arena. Many the Company’s products solve the problem of how to safely and responsibly carry a weapon. If they had our backpack, they would then have the perfect option and article to conceal and carry their gun.

The US firearms and gun ownership market continues to grow with no sign of abatement. Since 2010, the market for new gun purchases has increased by 60%, and by the end of 2016, there will be over 400 million guns in the US. Seventeen days after the election, November 25, 2016 set the single day record for the number of electronic background checks conducted by the NICS. The NICS processed 2,771,159 background checks in December, bringing 2016’s total to 27,538,673, according to FBI data. That dwarfs the firearms check record of 23,141,970 set in 2015

Interest in gun ownership and tactical/concealed carry clothing, backpacks and accessories is exploding. A current market leader in the tactical products category has grown its revenue from $80 million in 2007 to $200 million in 2011 to $400 million in 2015. This all sends a strong signal for gun rights, gun ownership, tactical/concealed carry products, and our American Rebel brand.

The obvious customer base for American Rebel Concealed Carry products would be any customer that conceals a hand gun and any concealed carry permit holders; but we believe the market is much larger than that. Interviews of potential customers have revealed that our customer base would include any person who has thought they might one day want to conceal and carry a firearm and the availability of the American Rebel product will initiate their taking action on their desire to conceal and carry a firearm. These potential customers aren’t comfortable carrying a firearm holstered on their hip and they haven’t been introduced to a product that conceals the firearm properly, allows easy access to the firearm, and also provides everyday value for their daily routine.

2016 Increases in Firearm Sales & Conceal Carry Permits

According to a recent Pew Research Report, a third of all Americans with children under 18 at home have a gun in their household, including 34% of families with children younger than 12. This is nearly identical to the share of childless adults or those with older children who have a firearm at home.

The new research also suggests blacks are only about half as likely as whites to have a firearm in their home (41% vs. 19%). Hispanics are half as likely as whites to have a gun at home (20%).

According to the survey, southerners are just about as likely as those living in the Midwest or the West to have a gun at home (38% vs. 35% and 34%, respectively). Regional differences emerge when race is factored into the analysis. White southerners are significantly more likely to have a gun at home (47%) than whites in other regions. Rural residents and older adults are disproportionately more likely than other Americans to have a gun at home.

Americans who have a gun at home see themselves differently than do other adults. According to the survey,

adults in gun-owning households are more likely to think of themselves as an “outdoor person” (68% vs. 51%)

or “a typical American” (72% vs. 62%), and to say “honor and duty are my core values” (59% vs. 48%) About six-in-ten gun household members (64%) say they “often feel proud to be American.” In contrast, about half

(51%) of other adults say this. Not surprisingly, members of gun-owning households are more than twice as likely to identify themselves as a “hunter, fisher or sportsman” (37% vs. 16%).

Handguns Are the New Personal Security

A new study of gun ownership in the United States notes a shift: Americans are increasingly interested in handguns, the types of small weapons that are easily hidden and used for self-defense, rather than rifles and shotguns used for hunting and shooting sports.

The study, conducted in 2015 by researchers from Harvard and Northeastern, sought to better understand the size and composition of the country’s gun inventory. It found that handguns made up 42 percent of the country’s privately owned firearms, up from 34 percent in 1994.

The survey indicates that a growing number of gun owners cite personal safety as a major incentive for owning a gun. In 1994, 46 percent of respondents chose protection as the primary reason to own a gun. Two decades later, 63 percent of respondents made that selection.

Who owns the handguns?

Academics and others watching the gun industry cite a number of reasons for the shift to handguns. A 24-hour news cycle has made the world feel more dangerous. A declining rural population and waning interest in hunting have pushed gun companies to look for new customers. Industry groups have heavily marketed the idea of concealed carry and personal protection

A new study commissioned by the National Shooting Sports Foundation reports women owning guns the fastest growing segment. The most commonly owned firearm by women in the study is a semiautomatic pistol, with 56 percent of women reporting they owned at least one. Women say their purchases are mainly influenced by Fit, Quality and Practicality.

Women purchasing a gun in the last 12 months spent on average $870 on firearms and more than $400 on accessories. More than 42 percent of women have a concealed carry permit for their state of residence. Placing a premium on safety, women say the single most important reason why they decided to purchase or own a firearm is protection—both personal and home protection.

Concealed Carry Permit Trends

Current estimates show the number of individuals in possession of concealed carry permits to be around 15 million. According to Dr. John R. Lott, president of the Crime Prevention Research Center, this shows a 215% increase since 2007.

Dr. Lott has found that the states of Texas, Florida, and Pennsylvania each have over one million residents that legally carry. Overall, totals show over six percent of the U.S. adult population are concealed carry permit holders. In ten other states, over 10% of adults have concealed carry permits.

Analyzing this increase in carry permits, Dr. Lott points out that 15 million is a low estimate, as this figure does not fully encompass the numbers of those that legally carry firearms. This is because 12 states have now adopted laws that allow residents to legally carry concealed weapons without permits. These “permit less” carry states, including Missouri, West Virginia, Idaho, and Mississippi, tend to have lower numbers of carry permits issued annually, despite the fact that many more residents legally carry thanks to their “Constitutional Carry” laws.

As the numbers of permit holders and gun owners have rapidly increased in recent years, the majority of these increases were seen among women and minorities. The number of women obtaining carry permits since 2007 has grown at double the rate of men seeking carry permits. Further, according to the Crime Prevention Research Center, evidence suggests that the increases in permit holding have been more rapid among minority groups.

The Rise Of The 'Concealed-Carry Lifestyle'

The "concealed-carry lifestyle" refers to a set of products and a set of ideas around the decision to carry a gun everywhere you go.

The concealed-carry movement is central to the gun-rights platform of organizations like the National Rifle Association. "The idea that you should be allowed, legally and constitutionally, to carry a gun almost anywhere ... is actually sort of the heart of what the gun rights movement believes is the future."

Over the last 30 years a deep change has happened in American law and in American habit where state by state, places that once prohibited or strictly controlled the ability to carry a gun in everyday life have systematically relaxed those rules to the point that concealed carry is now legal in all 50 states.

General Backpack Industry Trends

The backpack is back. Sales of backpacks grew 9% in the past 12 months to $1.6 billion, according to data collected for Yahoo Finance by the consumer tracking service NPD Group. Sales of backpacks for use by adults (ages 18 and up) grew even more – 16% – and it was adult purchases that accounted for 69% of the overall market. In other words: the adult backpack is very hot right now.

The category is so popular that in 2014, backpack sales growth (up 18% that year among adult men and adult women) kept the $12 billion US bag market steady in a year when women’s handbags, the largest category, declined. In the face of the purse drop, backpacks gained popularity among women that year, and are still gaining.

This kind of market upswing creates new room for small, scrappy entrants. And indeed, smaller backpack players are carving out strong corners of an industry in which one giant, VF Corporation (VFC), enjoys more than 50% market share thanks to owning Timberland, The North Face, and Eastpak.

Fashion and function must come together to appeal to today’s always on-the-go consumer,” said Marshal Cohen, chief industry analyst, The NPD Group, Inc. “Male or female, consumers are carrying a lot of things around with them, and want a bag that looks good while also meeting their multifunctional needs.”

Bags worn by men accounted for $2.3 billion in sales in 2014, nearly one quarter of total industry results. Last year’s double-digit unit and dollar sales increases clearly make the men’s segment the one to watch in 2015. Men are purchasing more bags than ever before, and wearing bags of all types.

“The bag industry has an opportunity to continue to capture and keep the attention of male and female consumers alike by emphasizing designs that accommodate their lifestyles in both form and function,” added Cohen.

Consumer Needs Based Segments

One size does not fit all. Gun owners are not the same

This consumer segmentation analysis identifies the uniquely distinct parts, or segments, of the market. In a needs-based segmentation, each segment shares a common set of motivations for wanting to buy a product and their preferred styles or features. It is not based on what the customer looks like or how they use their firearms. By understanding why consumers decide to buy a firearm, and the reasons why they selected specific firearm, we can improve our accessory products and customer interactions. For example, some consumers want premium quality and unquestionable precision – price is no object. Other consumers desire everyday functionality and acceptable workmanship all at a good value.

Based on a survey by National Shooting Sports Foundation of more than 6,000 U.S. households combined with extensive statistical analysis from Southwick Associates, this consumer segmentation data of the U.S. firearms market provides important insights which move beyond demographics and get into what really motivates people.

The largest segment, the Protector is typically a family-oriented professional with slightly above average income. They do not describe themselves as outdoorsy, but strongly define themselves as protective of their families and home and know what they want in a firearm when they visit the retailer.

Top Motivators
Protection
Develop Proficiency
To own before sales are restricted

Purchase Drivers Specific styles/features

Guardian Gary is another distinctly different protection-oriented segment. This all-male segment is a slightly older buyer who is more likely to define himself as tech savvy, analytical and old-fashioned. He is not a hunter but enjoys the outdoors. Personal protection away-from-home is a lesser concern than keeping the home front safe. Not interested in recreational shooting.

Top Motivators
Protection
Develop proficiency
To own before sales are restricted

Purchase Drivers
Price
Versatility

An all-female segment, Debbie Defense is interested in personal protection, at- and away from- home. Young and more ethnically diverse, she enjoys the outdoors. Debbie Defense wants conceal-ability and light weight in a firearm, but is not set on specific product features or brands when she starts shopping for firearms. Recreational shooting is of little interest.

Top Motivators
Protection
Develop proficiency
To own before sales are restricted

Purchase Drivers
Conceal-ability Easy to handle Weight Quality Reliability

Suburban with modest incomes, the Skills Builder is not outdoorsy and is the youngest of all segments. With higher rates of female and minority participation, this segment does not own many firearms but wants to be proficient with the firearms they own. Conceal-ability and low weight reflect their interest in personal protection.

Top Motivators
Protection
To become proficient in its use

Purchase Drivers
Conceal-ability
Easy to Handle
Weight Recommended
Innovative Used by pros

As the name implies, the Hunter owns firearms for the purpose of hunting. One of the older and most rural segments, the Hunter is not concerned about conceal-ability, but seeks quality while remaining price sensitive.

Top Motivators
Hunting
Protection
Develop shooting skills

Purchase Drivers
Price
Versatility
Quality
Reliability
Accuracy
Fit and feel

Diverse in its rural versus suburban spread, the Social Shooter is interested in firearms as a way to spend time with friends. Price is a concern, and versatility is desired in a firearm. After the Hunter segment, this group is more likely to purchase a long gun than other segments.

Top Motivators
Recreational shooting/fun
Protection
Develop shooting skills

Purchase Drivers
Price
Versatility

Not necessarily looking for rare or antique firearms, this mostly-male Collector segment wants to possess different types of firearms. Slightly older and wealthier than the other segments, they hunt and shoot, but are not avid participants. Price and versatility are not a concern.

Top Motivators
Protection
Add to their firearms collection

Purchase Drivers
Specialized: Specific styles and features

Urban Recruits have lower income, are price conscious and seek versatility in their firearm purchases. Largely urban and suburban, these relatively new owners have the highest proportion of minorities (25%), low rates of target shooting participation, and the highest rates of law enforcement and military background.

Top Motivators
Protection
Job or work purposes
To finally own a firearm

Purchase Drivers
Conceal-ability Easy to handle, Weight Specialized: Specific styles & features Recommended Innovative Used by pros

Playing Field for the U.S. Firearms Market

Needs- based consumer segmentation reveals the ‘playing field’, mapping each distinct consumer segment based on their critical needs. The playing field below (graphically presenting U.S. firearms consumers since 2000) shows how big each segment is relative to each other, and which ones are more value sensitive (Hunter, Social Shooter and Guardian Gary), and which ones enter the market knowing the specific features they want in their next purchase (Collector, Protector and Urban Recruits). Consumer segmentation is based on peoples’ most recent purchases.

Their needs and motivations can vary from purchase to purchase. For example, not everyone who hunts belongs to the Hunter segment. But, if their most recent purchase was to satisfy a home protection need, that hunter could fall into the Guardian Gary segment. Consumer segmentation is best interpreted as reflecting the overall mix of consumers’ motivations and needs as they exist today, and not as a permanent classification for each individual consumer.

Consumer segmentation brings clarity to a complex market, and provides validated insight to our new business opportunity, develops a tighter bond with our consumers, increases our brand loyalty and develops longer lifetime value.

Competition

Current Alternatives

American Rebel competes with other concealed carry products as well as products that don’t offer concealed carry capabilities. For example any backpack manufacturer competes with American Rebel Concealed Carry Backpacks and American Rebel needs to differentiate its products and clearly present the features and benefits of its backpacks.

The market is dominated by 5.11 Tactical with the remaining companies competing for the rest of a growing market.

5.11 Tactical has recently shifted its focus to big box retailers such as BassPro, Cabella’s, and Academy Sporting Goods. The smaller companies compete for space in the mom & pop retail spaces and also sell direct to consumer. American Rebel will utilize the direct to consumer path of distribution.

5.11 Tactical is very successful and the other smaller companies share varying degrees of success. The Company believes that it will be ultimately successful developing its direct to consumer model to stay in closer contact with its customers to develop America’s Patriotic Brand.

5.11 Tactical was purchased for $400 million in 2016 by Compass Diversified Holdings (NYSE: CODI). 5.11 will continue to operate independently post-merger and maintain their headquarters in Irvine and Modesto, CA and operate international sales offices in Sweden, Mexico, Australia, China, and UAE. 5.11 Tactical is estimated to have an over 40% share of the concealed carry market. Interestingly, 5.11 describes themselves as “a leading designer and marketer of purpose-built tactical apparel and gear serving a wide range of global customers including law enforcement, military special operations and firefighters, as well as outdoor enthusiasts.” 5.11’s initial product was rock climbing pants which they discovered were popular with members of law enforcement which led 5.11 to design products specifically for law enforcement and grow their business.

5.11 Tactical Rush 12 Back Pack $129.99

The RUSH12™ Backpack is a high performance multipurpose bag that fills multiple roles, from a tactical assault pack to a hunting backpack to an emergency go-bag. 16 total compartments provide a wide range of storage options, each one sized for a specific use.

Maxpedition® is the brainchild of founder and CEO Tim Tang, who in 2003 dropped out of medical school to start his own company in his parent's garage. Ten years (and several progressively larger warehouses) later, Maxpedition is now thriving in its own Los Angeles-based corporate and distribution compound

Innovative from the start, Maxpedition gained a competitive edge in its early years by creating bags and packs with superior durability and ergonomics, such as the Versipack® and Gearslinger® series. The first customers were military operators and law enforcement officers, but the civilian and concealed carry markets quickly caught on, selecting Maxpedition® as their preferred EDC (Every Day Carry).

Maxpedition Condor-II Backpack $169.00

The popular CONDOR-II Backpack has a medium-sized design, but its surprisingly spacious interior can accommodate over 1350 cubic inches of gear and a 100oz/3L hydration reservoir with b-directional tube port (not included). However, what really makes the Condor II unique is that it's designed with more exterior PALS webbing than any Maxpedition backpack available.

Rothco is a foremost supplier of military, tactical, survival and outdoor products. Founded in 1953, Rothco, a family-owned business run by Milton Somberg and Howard Somberg, has provided the military clothing and outdoor retailer with top quality merchandise and the finest service anywhere for over 60 years.

Today Rothco serves over 10,000 dealers globally. While Rothco's heritage is rooted in authentic military apparel and gear serving Army Navy dealers around the world; Rothco also serves the Tactical, Public Safety, Survival & Preparedness, Outdoor & Camping, Government Suppliers, Uniform & Work Wear, Promotions & Advertising, MilSim, Screen Printing & Embroidery, Gift & Hobby markets.

Rothco Global Assault Pack $134.99

Rothco's Global Assault Pack Features, Extra Large Compartments, Ideal For Carrying All Your Tactical Gear. This Tactical Pack Has a Main Zippered Compartment With 2 Interior Zippered Mesh Pockets, 1 Interior Open Top Pocket With 3 Quick Release Cinch Straps, One Large Zippered Front Pouch With 2 Mesh Pockets & 5” X 5” Hook & Loop For Concealed Carry Holster Attachment, 2 Removable Side Zipper Pouches With Quick Release Buckles And Interior Pockets.

Our Advantages

The American Rebel Concealed Carry patent-pending Protection Pocket is an innovative advantage over the competition. The patent-pending Protection Pocket utilizes a sandwich concept to hold the firearm in place and positioned properly for quick and effective access. American Rebel Concealed Carry products are designed for everyday use while keeping you concealed and safe. American Rebel Concealed Carry products enable easy access to your firearm while remaining discreet.

The key selling feature is innovation, style, and brand. Currently, innovation is the key selling feature as American Rebel enjoys a first-to-market status with its current assortment of Concealed Carry Backpacks.

Product innovations and first-to-market status currently insulate the Company from competitor’s influence. Changes in competition may influence pricing policies in the future.

American Rebel has applied for patent protection on several items of its products, including the patent-pending Protection Pocket. The Company believes it is an early adopter of providing SmartPack Bluetooth connectivity capabilities to its product lines. The SmartPack technology links the backpack with a SmartPhone app to provided added benefits. SmartPack technology will be offered as an optional feature within the next year.

Sales aren’t concentrated in a few customers as the company sells its products direct to the end consumer as opposed to selling wholesale to large distributors and retailers. Selling direct to consumer alleviates the potential problem of the Company being exposed to a high concentration of sales in a few customers. Large distributors or retailers do not have leverage over American Rebel since American Rebel sells direct to its customers.

Market Opportunity

The Company believes it has identified an unmet need – Customers aren’t comfortable carrying a firearm holstered on their hip and they haven’t been introduced to a product that conceals the firearm properly, allows easy access to the firearm, and provides everyday value and utility for their daily routine. In addition, many potential customers would be interested in carrying a concealed firearm if they knew about a product that conceals the firearm properly, allows easy access to the firearm, and was their primary backpack for everyday use. These potential customers need to know the availability of our product and the steps they need to take to protect themselves, their family, their neighbors, or even a room full of total strangers.

The American Rebel Concealed Carry product line’s key selling feature is innovation, style, and brand. Its patent-pending Protection Pocket is an innovative advantage over the competition. American Rebel enjoys a first-to-market status with its current assortment of Concealed Carry Backpacks designed for everyday use. Product innovations and first-to-market status currently insulate the Company from competitors’ influence. The Company believes contact with its customers through its direct sales initiatives, its social media, and its profile at consumer trade shows will increase the relevancy of American Rebel products in the lives of its customers. Contact with its customers will also provide an excellent source of information for product performance and improvement and innovation.

Market Strategy

The American Rebel brand strategy includes multiple pathways to success, all of which focus back to the Company’s core mission of providing innovative products and promoting responsible gun ownership while celebrating “The American Rebel Spirit” in all of us.

Superior designs, proprietary technology, and a unique marketing approach put American Rebel in a position to dominate the rapidly growing tactical/concealed carry market. American Rebel strongly supports the 2nd Amendment, and conveys a sense of responsibility to teach and preach good common practices of gun ownership. American Rebel products are designed to keep people safe, keep them aware, and give them the tools to defend and protect. “There’s a growing need to know how to protect yourself, your family, your neighbors or even a room full of total strangers,” says American Rebel’s CEO Andy Ross. “That need is in the forethought of every product we design.”

American Rebel directly benefits from the awareness and persona that founder Andy Ross has cultivated his entire life. His outdoors man and adventurer status will serve the brand well as it addresses the customer through television, radio, and data-driven digital marketing initiatives. In addition, Andy has assembled a brand development team to guide the Company in its infancy. The team members are all tenured in their respective fields, and in total bring hundreds of years of experience to the brand and the Company.

American Rebel Concealed Carry products were designed due to the popularity of Andy Ross’s song “Cold Dead Hand” and Andy’s music continues to be an important part of American Rebel’s marketing and its connection with its customers. American Rebel utilizes social media to put its products in front of its customers and Andy’s music and television persona provide organic content to keep our social media “fans” and “followers” engaged.

American Rebel has applied for patent protection on several items of its products, including the patent-pending Protection Pocket. Product innovations and first-to-market status currently insulate the Company from competitor’s influence. Potential customers aren’t comfortable carrying a firearm holstered on their hip and they haven’t been introduced to a product that conceals the firearm properly, allows easy access to the firearm, and also provides everyday value for their daily routine.

Product and Technology

The American Rebel patent-pending Protection Pocket utilizes a sandwich concept to hold the firearm in place and positioned properly for quick and effective access. American Rebel Concealed Carry products are designed for everyday use while keeping you concealed and safe. In addition to the patent-pending Protection Pocket, American Rebel Concealed Carry Backpacks employ the finest materials available – Ripstop water-resistance fabric, YKK zippers and branded pull tabs, UTX branded clips. Practical design provides properly sized pockets for laptops and tablets, felt-lined pocket for sunglasses, compartments for cell phones, chargers, water bottles, and other daily needed accessories. American Rebel Concealed Carry Backpacks also contain a protected area for extra magazines and ammunition.

American Rebel will introduce its SmartPack technology within the next year which links the backpack with a SmartPhone app to provided added benefits. The added benefits of the SmartPhone app include notification when approaching airports and federal buildings. It would be easy to assume someone forgetting their handgun in their carry-on luggage and then going through security would be a rare occurrence, but 2012 TSA data show over 1,500 guns were revealed by TSA screener which was an increase from 1,300 the year before. 65 guns, of which 54 were loaded were found during one week in May 2013. Some of the patterns leading to a handgun being forgotten in a carry-on include:

•A person who regularly carries a handgun in the glove box of their car taking their car in for repairs and removing the handgun and placing it in their backpack, then forgetting to return the handgun to the glove box after picking up the car and then flying in the next few days.

•A person who regularly keeps their handgun on their nightstand at home, but they move the handgun to their briefcase when visited by relatives and they forget to return the handgun to its regular position when the relatives leave and then the person travels without going through their briefcase or backpack.

•Someone packs the bags for the person flying and the person packing the bags assumes the person flying will stow the handgun when they get to the airport, but the person flying assumes the bag has been packed without the handgun.

•A backpack has a discreet, almost hidden compartment for a handgun and the person carrying the bag doesn’t remember to check the compartment. American Rebel’s patent-pending Protection Pocket is a discreet, almost hidden compartment and the Protection Pocket is so effective at carrying the handgun the person carrying the backpack needs to be reminded to remove or stow the firearm before passing through security at an airport.

The American Rebel Concealed Carry Phone App will also notify the user if they forget their backpack or accidently leave it behind. An American Rebel Concealed Carry Backpack customer using the optional American Rebel Concealed Carry Phone App will be notified on their phone if they leave their backpack behind under the table at the restaurant where they were dining and in an office building where they were attending a meeting or if someone picks up their backpack by accident. The American Rebel Concealed Carry Phone App will also be able to determine if a firearm is stowed in the backpack or if the firearm is being removed from the backpack.

Tracking technology, such as the Tile Mate and other chip options, are fairly common today; but the American Rebel added benefits combined with the patent-pending Protection Pocket and everyday use utility provide a competitive advantage over the competition. Of course, there are many backpacks on the market, but they don’t have the patent-pending Protection Pocket. There are many tactical and range bags on the market, but they don’t provide the functionality for everyday use. Many of the tactical bags on the market have a military look and feel and a need exists for a backpack that appears to be a typical backpack with additional concealed carry features that are discreet.

Future Markets

American Rebel Concealed Carry Backpacks are designed for everyday use and the popularity of backpacks today make the American Rebel Concealed Carry Backpack an easy choice for most prospective customers interested in a backpack for everyday use that offers added features and benefits to keep them concealed and safe. For prospective customers interested in a traditional briefcase or computer bag, American Rebel will soon have a solution. The American Rebel Constitution line of products will include jackets, backpacks, brief cases and carry bags that provide concealed carry capabilities targeting business professionals and entrepreneurs in both a business and business casual setting. The Constitution line will feature traditional business stylings in appearance while providing the innovative American Rebel features and benefits that keep the user concealed and safe. The Constitution line will also offer Smart capabilities that have an added benefit to strictly assuring your handgun stays under your control. The SmartPhone App can be an application to assure the user that their possessions, such as laptops and files, stay under their control. Identity and personal data breaches are multi-million dollar problems in the business world and the SmartPack provides a solution to secure personal data and valuables stay with its responsible owner. The American Rebel SmartPack incorporates our proprietary SmartPhone app, our American Rebel cloud application and a Bluetooth device.

American Rebel is currently developing a tactical line of products to offer to customers in search of a range bag or a duffel bag as well as a backpack with a more combat appearance. Our product consultant, endorser, and trainer Rod Ryan is utilizing his 30+ years of experience in the military and law enforcement as well as his years as CEO of Storm Mountain, one of the top tactical training centers in the world. Rod is applying his years of experience to create a line of products that will combine many features of our Concealed Carry line with specific needs and features required by a customer looking for a great tactical product.

Intellectual Property

American Rebel has applied for patent protection for many of its proprietary features, including its patent-pending Protection Pocket and SmartPhone app. Company CEO Andy Ross has experience with intellectual property and values the protection and value IP can provide a company. We have and generally plan to continue to enter into non-disclosure, confidentially and intellectual property assignment agreements with all new employees as a condition of employment. In addition, we intend to also generally enter into confidentiality and non-disclosure agreements with consultants, manufacturers’ representatives, distributors, suppliers and others to attempt to limit access to, use and disclosure of our proprietary information. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

We also may from time to time rely on other intellectual property developed or acquired, including patents, technical innovations, laws of unfair competition and various other licensing agreements to provide our future growth and to build our competitive position. However, we can give no assurance that competitors will not infringe on our patent or other rights or otherwise create similar or non-infringing competing products that are technically patentable in their own right.

Research and Development

Our research and development programs are generally pursued by engineers and scientists employed by us or hired as consultants or through partnerships with industry leaders in manufacturing and design and researchers and academia. We are also working with subcontractors in developing specific components of our technologies. The primary objective of our research and development program is to advance the development of our existing and proposed products, to enhance the commercial value of such products.

Government Regulation

General

The right to bear arms is stated as the Second Amendment to the US Constitution and the trend of current laws and regulations is to reduce the burden on citizens desiring to bear arms. In spite of years of journalistic and public attention and debate, the United States has instituted few substantive changes in firearms policy over the past century. Opponents to increased gun control diluted a brief push by the Roosevelt administration in the 1930s and resulted in two minimalist federal statutes. A second effort to limit citizen’s access to firearms in the wake of the assassinations of John and Robert Kennedy and Martin Luther King produced the Gun Control Act of 1968, which largely remains the primary federal law. This modest control effort was subsequently diluted by the Firearms Owners Protection Act of 1986. The Clinton administration passed the Brady Act, requiring background checks on purchases from licensed firearms dealers, and a law directed at “assault weapons,” which sunset after ten years. For the past two decades, policy activity has shifted to the state legislatures and the courts, where concealed carry laws have granted more access to firearms and the Second Amendment has been recognized as an individual and fundamental right. Entrenched opposition to gun control in Congress and state legislatures, well-organized institutional opposition, and constitutional constraints have limited the risk of increased gun restrictions for the foreseeable future. It is important to note, though, that public sentiment is subject to change and voters could demand greater restrictions on access to firearms and influence Congress and state legislatures to enact tougher gun access legislation; but that is not the current mood or trend.

In addition to the above, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, to the extent applicable. We could also encounter in the future industry-specific government regulations that would govern our products. It is highly unlikely but there is a remote chance that it may become the case that regulatory approvals will be required for the design and manufacture of our products and proposed products.

Foreign Regulation and Markets

The right to bear arms as stated in the Second Amendment to the US Constitution is uniquely American and American Rebel is uniquely “American,” especially considering the benefit of the concealed carry characteristics of our products. That being said, the Company has been approached by an exporter who believes because American Rebel products are uniquely “American” that they may have a receptive audience in Asia. The Company is not anticipating any revenue from foreign markets but will explore any proposals to partner with any companies specializing in foreign markets. If any substantive opportunities develop, American Rebel will address any foreign regulations that require the Company’s adherence.

Quality Management System

As the Company grows, we may also need to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We have a consultant with access to our current manufacturing facilities and the Company currently enjoys an excellent relationship with our manufacturing source. Manufacture of our products is not unique to a single source and the Company has access to a vast network of potential manufacturers.

Employees

The Company currently utilizes consultants and individual contractors to advance its business objectives and intends to hire full-time employees to oversee day-to-day operations of the Company and with the consultants, support management, engineering, manufacturing, and administration. The Company has no unionized employees.

Based on funding ability, the Company currently plans to hire 5 to 10 additional full-time employees within the next 12 months, whose principal responsibilities will be the support of our sales, marketing, research and development, and operational activities.

We consider relations with our consultants and contractors to be satisfactory.

Legal Matters

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Description of Property

American Rebel’s principal executive office is located at 718 Thompson Lane, Suite 108-199, Nashville, TN 37204, and its telephone number is (913) 940-9919. It also leases office space at 10571 Lackman Road, Lenexa, KS 66219. The Company plans to build a video production facility near Nashville to support the media creation necessary to promote its products to its potential customers. The Company believes these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan.

Board of Directors

Currently our Board of Directors consists of one person, Mr. Charles A. Ross, Jr., our president and CEO. Mr. Ross has not received any compensation for being on our board separate from his compensation as our president and CEO.. Mr. Ross may be compensated for his time and efforts as a board member; however, no specific board compensation agreement is in place at this time.

Advisory Board Members

The Advisory Board of the Company currently has no members. Each of our potential advisory board members, will have exceptional background in the industry and most likely become a highly valued member of the Company’s team. No compensation has been determined for advisory board members.

Results of Operations

From inception through June 30, 2017, we have generated an operating deficit of $4,404,498. We expect to incur additional losses during the fiscal year ending December 31, 2017 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Six Months Ended June 30, 2017 Compared To Six Months Ended June 30, 2016

Revenue and cost of goods sold

For the six months ended June 30, 2017, we reported Sales of $18,197, compared to Sales of $0 for the six months ended June 30, 2016. For the six months ended June 30, 2017, we reported Cost of Sales of $5,504, compared to Cost of Sales of $0 for the six months ended June 30, 2016.  For the six months ended June 30, 2017, we reported Gross Profit of $12,693, compared to Gross Profit of $0 for the six months ended June 30, 2016. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the six months ended June 30, 2017 were $2,072,486 compared to $616,541 for the six months ended June 30, 2016 as further described below.

For the six months ended June 30, 2017, we incurred consulting and business development expenses of $1,709,610, compared to consulting and business development expenses of $260,863 for the six months ended June 30, 2016. The increase in consulting and business development expenses relates primarily to expansion of activities in preparation of 2017 product launch and included a compensation payment of $1,400,000 that was paid through issuance of 2,800,000 shares of common stock and warrants to purchase 500,000 shares of common stock.

For the six months ended June 30, 2017, we incurred marketing and brand development expenses of $185,594, compared to marketing and brand development expenses of $171,447 for the six months ended June 30, 2016. The increase in marketing and brand development expenses relates primarily to expansion of activities in preparation of several 2017 product launches.

For the six months ended June 30, 2017, we incurred general and administrative expenses of $124,651, compared to general and administrative expenses of $73,417 for the six months ended June 30, 2016. The increase relates primarily to an increase in professional, consulting and operating fees due to the merger completed in June 2017 and the acceleration in our activities in connection with our planned 2017 product launches.

For the six months ended June 30, 2017, we incurred depreciation expense of $30,115, compared to depreciation expense of $28,494 for the six months ended June 30, 2016. The increase relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our planned 2017 product launches.

Other income and expenses

For the six months ended June 30, 2017, we incurred interest expense of $21,689, compared to interest expense of $21,868 for the six months ended June 30, 2016. For the six months ended June 30, 2017, we reported a gain on sale of equipment of $20,000, compared to a gain on sale of equipment of $0 for the six months ended June 30, 2016

Net Loss

Net loss for the six months ended June 30, 2017 amounted to $2,061,482, resulting in a loss per share of $0.14, compared to $638,409 for the six months ended June 30, 2016, resulting in a loss per share of $0.02. The increase in the net loss from the six months ended June 30, 2016 to the six months ended June 30, 2017 is primarily due to the investment in compensation, increased inventory and marketing in conjunction with our 2017 product launches.

Three Months Ended March 31, 2017 Compared To Three Months Ended March 31, 2016

Revenue and cost of goods sold

For the three months ended June 30, 2017, we reported Sales of $12,031, compared to Sales of $0 for the three months ended June 30, 2016. For the three months ended June 30, 2017, we reported Cost of Sales of $3,622, compared to Cost of Sales of $0 for the three months ended June 30, 2016.  For the three months ended June 30, 2017, we reported Gross Profit of $8,409, compared to Gross Profit of $0 for the three months ended June 30, 2016.  Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended June 30, 2017 were $1,768,819 compared to $333,848 for the three months ended June 30, 2016 as further described below.

For the three months ended June 30, 2017, we incurred consulting and business development expenses of $1,561,049, compared to consulting and business development expenses of $136,270 for the three months ended June 30, 2016. The increase in consulting and business development expenses relates primarily to expansion of activities in preparation of 2017 product launch and included a compensation payment of $1,400,000 that was paid through issuance of 2,800,000 shares of common stock.

For the three months ended June 30, 2017, we incurred marketing and brand development expenses of $136,595, compared to marketing and brand development expenses of $105,059 for the three months ended June 30, 2016. The increase in marketing and brand development expenses relates primarily to expansion of activities in preparation of several 2017 product launches.

For the three months ended June 30, 2017, we incurred general and administrative expenses of $55,427, compared to general and administrative expenses of $39,334 for the three months ended June 30, 2016. The increase relates primarily to an increase in professional, consulting and operating fees due to the merger completed in June 2017 and the acceleration in our activities in connection with our 2017 product launches.

For the three months ended June 30, 2017, we incurred depreciation expense of $15,507, compared to depreciation expense of $14,291 for the three months ended June 30, 2016. The increase relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our 2017 product launches.

Other income and expenses

For the three months ended June 30, 2017, we incurred interest expense of $12,865, compared to interest expense of $11,632 for the six months ended June 30, 2016. For the six months ended June 30, 2017, we reported a gain on sale of equipment of $20,000, compared to a gain on sale of equipment of $0 for the six months ended June 30, 2016

Net Loss

Net loss for the three months ended June 30, 2017 amounted to $1,760,273, resulting in a loss per share of $0.11, compared to $345,480 for the three months ended June 30, 2016, resulting in a loss per share of $0.02. The increase in the net loss from the three months ended June 30, 2016 to the three months ended June 30, 2017 is primarily due to the investment in compensation, inventory and marketing in anticipation of our 2017 product launches.

Liquidity and Capital Resources

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $915,455 at December 31, 2016 and $249,840 at June 30, 2017, and have incurred a deficit of $4,404,499 from inception to June 30, 2017. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the six months ended June 30, 2017, we raised net cash of $0 by issuance of common shares, as compared to $583,000 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we raised net cash of $905,000 through the issuance of convertible promissory notes, as compared to $0 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we repaid $49,631 on loans received from our CEO, as compared to $84,160 that we received in loans from our CEO during the six months ended June 30, 2016.

As we proceed with the launch of our American Rebel concealed carry product line we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated launch of additional products in addition to the launch of our concealed carry product line. Since it is impossible to predict with certainty the timing and amount of funds required to establish profitability, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

In addition, we expect to also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

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

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•Obtain shareholder approval of any golden parachute payments not previously approved; and

•Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the fifth anniversary of our first sale of common equity pursuant to an effective registration statement; (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter; or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Charles A. Ross, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Ross concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well to continue to improve the effectiveness of our internal controls and financial disclosure controls.

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

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1a – Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2016 filed on March 13, 2017 and in Current Report Form 8-K filed on June 22, 2017 to which reference is made herein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2017, the Company completed the acquisition of American Rebel, Inc. Pursuant to the acquisition, the Company issued 17,421,000 shares of common stock in exchange for 100% of the issued and outstanding shares of American Rebel, Inc. In addition, as part of the acquisition, American Rebel, Inc. cancelled 9,000,000 shares of the Company’s common stock it held. Lastly, the Company issued 500,000 five year warrants to purchase shares of common stock at $0.50 per share.

Subsequent Issuances After Quarter-End

Subsequent to June 30, 2017, the Company received an additional $30,000 under the convertible debenture – related party (see Note 8 – Convertible Debenture – Related Party) for a total of $1,535,000 and issued an additional 30,000 warrants (see Note 12 – Warrants and Options.)

On July 6, 2017, in connection with the sale of a $250,000 secured promissory note, the Company issued 250,000 shares of restricted common stock to the noteholder. These shared are un-issued as of the date of this Report.

All of the above-described issuances were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2017.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
4.1	$250,000 Note (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 12, 2017)
10.1*	Conflict of Interest Agreement
10.2	Amended Stock Purchase and Reorganization Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed June 22, 2017)
10.3	Loan Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 12, 2017)
10.4	Security Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 12, 2017)
10.5	Guaranty (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 12, 2017)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: August 21, 2017

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer

and Principal Accounting Officer