Form 10-Q
period 2017-09-30
AMERICAN REBEL HOLDINGS INC
filed 2017-11-20
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017

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

Copies of communications to:
Anthony N. DeMint, Esq. DeMint Law, PLLC 3753 Howard Hughes Parkway Second Floor, Suite 314 Las Vegas, Nevada 89169 (702) 714-0889

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

The number of shares of the registrant’s common stock outstanding as of November 20, 2017 was 23,771,000 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,322	$-
Prepaid expense	85,341	13,500
Inventory	515,371	137,905
Inventory deposits	-	84,969
Total Current Assets	620,034	236,374

Property and Equipment, net	206,553	234,188

OTHER ASSETS:
Investment	-	35,000
Total Other Assets	-	35,000

TOTAL ASSETS	$826,587	$505,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Overdraft	$-	$373
Accounts payable and accrued expense	365,358	163,799
Accrued Interest – Convertible Debenture – Related Party	168,537	-
Loan – Officer - Related party	104,150	221,155
Loan – Related party	-	584,187
Loan – Working Capital	183,355	-
Loans - Nonrelated parties	153,718	182,315
Total Current Liabilities	975,118	1,151,829

Convertible Debenture –Related party	1,675,000	-
TOTAL LIABILITIES	2,650,118	1,151,829

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,771,000 and 14,621,000 issued and outstanding, respectively at September 30, 2017 and December 31, 2016	23,771	14,621
Additional paid in capital	3,022,947	1,682,129
Accumulated deficit	(4,870,249)	(2,343,017)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,823,530)	(646,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$826,587	$505,562

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2017 (unaudited)	For the three months ended September 30, 2016 (unaudited)

Revenue	$10,164	$-
Cost of goods sold	3,314	-
Gross margin	6,850	-

Expenses:
Consulting – business development	172,171	130,999
Product development costs	12,860	23,486
Marketing and brand development costs	96,789	122,981
Administrative and other	53,380	66,485
Depreciation expense	15,507	14,561
	350,707	358,512
Operating income (loss)	(343,857)	(358,512)

Other Income (Expense)
Licensing income	-	30,000
Gain on sale of assets	-	-
Interest expense	(121,893)	(10,064)
Net income (loss) before income tax provision	(465,751)	(338,576)
Provision for income tax	-	-
Net income (loss)	$(465,751)	$(338,576)
Basic and diluted income (loss) per share	$(0.02)	$(0.02)
Weighted average common shares outstanding - basic and diluted	23,714,000	14,621,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2017 (unaudited)	For the nine months ended September 30, 2016 (unaudited)
Revenue	$28,361	$-
Cost of goods sold	8,818	-
Gross margin	19,543	-

Expenses:
Consulting – business development	1,881,781	391,862
Product development costs	35,376	105,806
Marketing and brand development costs	282,382	294,428
Administrative and other	178,031	139,903
Depreciation expense	45,622	43,055
	2,423,193	975,054
Operating income (loss)	(2,403,649)	(975,054)

Other Income (Expense)
Licensing income	-	30,000
Interest expense	(143,583)	(31,932)
Gain on sale of assets	20,000	-
Net income (loss) before income tax provision	(2,527,232)	(976,986)
Provision for income tax	-	-
Net income (loss)	$(2,527,232)	$(976,986)
Basic and diluted income (loss) per share	$(0.14)	$(0.07)
Weighted average common shares outstanding - basic and diluted	18,081,000	14,241,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2015	13,455,000	$13,455	$1,100,295	$(979,511)	$134,239

Sale of Common stock	1,166,000	1,166	581,834	-	583,000

Net loss	-	-	-	(1,363,506)	(1,363,506)

Balance – December 31, 2016	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	3,150,000	3,150	1,571,850	-	1,575,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,032)	-	(225,032)

Net loss	-	-	-	(2,527,232)	(2,527,232)

Balance – September 30, 2017	23,771,000	$23,771	$3,022,947	$(4,870,249)	$(1,823,530)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2017 (unaudited)	For the nine months ended September 30, 2016 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,527,232)	$(976,986)
Depreciation	45,622	43,055
Gain on sale of assets	(20,000)	-
Compensation paid through issuance of common stock	1,400,000	-
Amortization of loan discount	59,000	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expenses	(16,008)	12,815
Change in inventory	(377,467)	-
Change in inventory deposits	84,970	(142,740)
Change in accounts payable and accrued expense	220,411	51,346
Net Cash (Used in) Operating Activities	(1,130,704)	(1,012,510)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	(17,987)	(8,101)
Investment in Cubescape, Inc.	-	(35,000)
Net Cash (Used in) Operating Activities	(17,987)	(43,101)

CASH FLOW FROM FINANCING ACTIVITIES:
Overdraft	(373)	-
Cash received through merger with American Rebel, Inc.	469	-
Proceeds from sale of common stock	-	583,000
Proceeds (repayments) of loans – officer - related party	(117,005)	117,680
Proceeds of convertible debentures	1,064,164	395,562
Proceeds of working capital loan	250,000	-
Repayment of loans – nonrelated party	(29,242)	(85,125)
Net Cash Provided by Financing Activities	1,168,013	1,011,117

CHANGE IN CASH	19,322	(44,494)

CASH AT BEGINNING OF PERIOD	-	90,591

CASH AT END OF PERIOD	$19,322	$46,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,502	$31,932
Income taxes	$-	$-

Non-cash investing and financing activities:
Investment eliminated through merger and consolidation	$35,000	$-
Vehicles acquired through assumption of loans	$-	$277,886
Debt assumed to acquire vehicles	$-	$277,886

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Inventory and Inventory Deposits

Inventory consists of backpacks, jackets and accessories manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or market value. The Company determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. The Company also makes deposit payments on inventory to be manufactured that are carried separately until the goods are received into inventory.

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $96,789 and $122,981 for the three month periods ended September 30, 2017 and 2016, respectively, and $282,382 and $294,428, respectively, for the nine month periods then ended.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

During June, 2017, and prior to the merger, the Company recorded $1,400,000 in compensation expense for the issuance of 2,800,000 shares of common stock. During July, 2017 the Company recorded $59,000 in interest expense and $66,000 in loan discount for the issuance of 250,000 shares of common stock in connection with a working capital loan. During August 2017, the Company recorded $50,000 in prepaid expense for the issuance of 100,000 shares of common stock in connection with purchase of an exclusive trade show booth space. The common stock was valued at a price of $0.50 per share consistent with earlier sales of common stock by American Rebel, Inc. as well as the present conversion price of the Company’s convertible debentures.

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

Income taxes

The Company follows ASC Topic 740 for recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2017 and December 31, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three and nine month periods ended September 30, 2017 and 2016, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2017 and believes that none have a material effect on the Company’s financial statements except for the following.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the nine months ended September 30, 2017 and 2016 of ($2,527,232) and ($976,986) , respectively. The Company’s accumulated deficit was ($4,870,249) as of September 30, 2017 and ($2,343,017) as of December 31, 2016. The Company’s working capital deficit was ($355,083) as of September 30, 2017 and a deficit of ($915,455) as of December 31, 2016. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	September 30, 2017 (unaudited)	December 31, 2016 (audited)

Inventory - Finished goods	$515,371	$137,905
Inventory deposits	-	84,969
	515,371	222,874
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$515,371	$222,874

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	September 30, 2017 (unaudited)	December 31, 2016 (audited)

Marketing equipment	$32,261	$14,274
Vehicles	277,886	277,886
	310,147	292,160
Less: Accumulated depreciation	(103,594)	(57,972)
Net property and equipment	$206,553	$234,188

For the three months ended September 30, 2017 and 2016 we recognized $15,507 and $14,561 in depreciation expense, respectively, and $45,622 and $43,055 for the nine month periods then ended. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 6 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2016 was $221,155. During the nine months ended September 30, 2017, the company repaid $117,005 of these loans resulting in a balance at September 30, 2017 of $104,150. These loans are due on demand and carry no interest.

During the nine months ended September 30, 2017, the Company entered into several convertible debt instruments with stockholders in the amount of $1,075,000, for a total of $1,675,000. The Company accrued interest expense on this convertible debt of $116,915, for a total of $135,427 at September 30, 2017. Of this amount borrowed under the convertible debt, $1,633,787 was loaned to American Rebel, Inc., the Company’s former majority stockholder and now the Company’s wholly owned subsidiary, as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority stockholder also used the proceeds of these loans to purchase inventory of its initial product scheduled to launch during 2017. This loan is eliminated in consolidation.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s sole officer and director. Compensation for Mr. Ross was $150,000 and $142,500, respectively for the nine months ended September 30, 2017 and 2016, and $187,500 for the year ended December 31, 2016. Mr. Ross received a grant of 1,000,000 shares of American Rebel, Inc. common stock, valued at $0.50 per share in June 2017, prior to the acquisition. These shares were part of the 6,500,000 shares exchanged for Company common stock in the acquisition of American Rebel, Inc. completed on June 19, 2017.

NOTE 7 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2017 when the remaining balance of $65,000 is payable.	$65,000	$78,345

Loan secured by a Ford truck, payable in monthly payments of $1,742 including interest at1% per annum through October 2018.	20,674	35,926

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	68,044	68,044

Total recorded as current liability	$153,718	$182,315

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 8 – NOTES PAYABLE – WORKING CAPITAL

On July 6, 2017, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $250,000 with an interest rate of 12% per annum to a private investor, and current stockholder. The note is secured by a pledge of all of the Company’s current inventory and the chief executive officer’s personal guaranty. This working capital note requires payments equal to 75% of current sales and matures in 180 days. In connection with this note, the Company issued 250,000 shares of its common stock to the noteholder valued at $0.50 per share for a total of $125,000. The fair value of the common stock issued was recorded as a discount to the note payable. The discount will be amortized over the term of the agreement to interest expense using the straight-line method that approximates the effective interest method. As of September 30, 2017, the discounted outstanding balance due on the working capital note was $183,355, including discount of $66,000.

NOTE 9- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $1,675,000 in the form of 12% three year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase 1,675,000 shares of the Company’s common stock at $1.00 per share. As of September 30, 2017, the Company received $1,675,000 under this convertible debenture. The Company received an additional $410,000 in October and November 2017 (see Note 12 – Subsequent Events).

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 3,350,000 (plus 270,855 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at September 30, 2017.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and fair value measurement under ASC 820 and determined that the beneficial conversion feature under the convertible debenture should be recorded as a discount to debt if market was more than the conversion feature.

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

As of September 30, 2017, the outstanding balance due the convertible debentures holders was $1,675,000, including $0 in original issue discount or interest.

NOTE 10 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

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

The fair value of the conversion feature of the financial instrument as of September 30, 2017 was $0. The Company did not record any expense associated with the embedded derivatives at September 30, 2017. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is higher than market as there have been no sales of the Company’s common stock.

NOTE 11 – INCOME TAXES

At September 30, 2017 and December 31, 2016, the Company had a net operating loss carryforward of $4,870,249 and $2,343,017, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
Deferred tax asset:
Net operating loss carryforward	$1,704,587	$820,056
Total deferred tax asset	1,704,587	820,056
Less: Valuation allowance	(1,704,587)	(820,056)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of September 30, 2017 and December 31, 2016 was $1,704,587 and $820,056, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2017 and December 31, 2016 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of December 31, 2016:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 12 – SHARE CAPITAL

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

During June 2017, prior to the merger, American Rebel, Inc issued 2,800,000 shares of common stock as compensation and recorded an expense based on fair market value of $0.50 per share for a total expense of $1,400,000. On June 19, 2017, in connection with the merger and acquisition of the subsidiary, the Company exchanged 17,421,000 shares of common stock with stockholders of American Rebel, Inc. and cancelled 9,000,000 shares of common stock held by American Rebel, Inc. American Rebel, Inc. became a wholly owned subsidiary of the Company upon completion of the exchange.

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

On August 6, 2017, the Company’s wholly-owned subsidiary completed an agreement to acquire a right to a trade show booth location early in 2018. In connection with this acquisition, the Company issued 100,000 shares of its common stock to the seller.

At September 30, 2017 and December 31, 2016, there were 23,771,000 and 14,621,000 shares of common stock issued and outstanding, respectively.

NOTE 13 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three year warrants to purchase 1,675,000 shares of the Company’s common stock at $1.00 per share. In conjunction with sale of convertible debt subsequent to September 30, 2017, the Company issued warrants to purchase an additional 410,000shares on identical terms.

On June 19, 2017, the Company issued five year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share as compensation.

As of September 30, 2017, there were 2,175,000 warrants issued and outstanding. As of December 31, 2016, there were 600,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at September 30, 2017. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	September 30, 2017 (unaudited)	December 31, 2016 (audited)

Stock Price	$.01	$.01
Exercise Price	$1	$1
Term (expected in years)	3	3
Volatility	86.0%	118%
Annual Rate of Dividends	0%	0%
Risk Free Rate	1.62%	0.88%

Stock Purchase Warrant

The following table summarizes all warrant activity for the nine months ended September 30, 2017. We had no warrant activity during the nine months ended September 30, 2016.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2016	600,000	$1.00	1.99 years	-
Granted	1,575,000	$0.82	3.21 years	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at September 30, 2017	2,175,000	$0.89	2.87 years	-

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2017 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to September 30, 2017, the Company received an additional $410,000 under the convertible debenture – related party (see Note 8 – Convertible Debenture – Related Party) for a total of $2,085,000 and issued an additional 410,000 warrants (see Note 12 – Warrants and Options.)

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

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative concealed carry products. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and CEO, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of tens of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by 2 million people or more. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

Results of Operations

From inception through September 30, 2017, we have generated an operating deficit of $4,870,249. We expect to incur additional losses during the fiscal year ending December 31, 2017 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Nine Months Ended September 30, 2017 Compared To Nine Months Ended September 30, 2016

Revenue and cost of goods sold

For the nine months ended September 30, 2017, we reported Sales of $28,361, compared to Sales of $0 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we reported Cost of Sales of $8,818, compared to Cost of Sales of $0 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we reported Gross Profit of $19,543, compared to Gross Profit of $0 for the nine months ended September 30, 2016. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2017 were $2,423,193 compared to $975,054 for the nine months ended September 30, 2016 as further described below.

For the nine months ended September 30, 2017, we incurred consulting and business development expenses of $1,881,781, compared to consulting and business development expenses of $391,862 for the nine months ended September 30, 2016. The increase in consulting and business development expenses relates primarily to expansion of activities in preparation of 2017 product launch and included a compensation payment of $1,400,000 that was paid through issuance of 2,800,000 shares of common stock and warrants to purchase 500,000 shares of common stock.

For the nine months ended September 30, 2017, we incurred product development expenses of $35,376, compared to product development expenses of $105,806 for the nine months ended September 30, 2016. The change in product development expenses relates primarily to change of activities in preparation of several 2017 product launches.

For the nine months ended September 30, 2017, we incurred marketing and brand development expenses of $282,382, compared to marketing and brand development expenses of $294,428 for the nine months ended September 30, 2016. The change in marketing and brand development expenses relates primarily to expansion of activities in preparation of several 2017 product launches.

For the nine months ended September 30, 2017, we incurred general and administrative expenses of $178,031, compared to general and administrative expenses of $139,903 for the nine months ended September 30, 2016. The increase relates primarily to an increase in professional, consulting and operating fees due to the merger completed in June 2017 and the acceleration in our activities in connection with our planned 2017 product launches.

For the nine months ended September 30, 2017, we incurred depreciation expense of $45,622, compared to depreciation expense of $43,055 for the nine months ended September 30, 2016. The increase relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our planned 2017 product launches.

Other income and expenses

For the nine months ended September 30, 2017, we incurred interest expense of $143,583, compared to interest expense of $31,932 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded $59,000 in interest expense by amortization of the discount of $125,000 recorded for the issuance of 250,000 shares of common stock in connection with a working capital loan. For the nine months ended September 30, 2017, we reported a gain on sale of equipment of $20,000, compared to a gain on sale of equipment of $0 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we reported licensing income of $0, compared to licensing income of $30,000 for the nine months ended September 30, 2016.

Net Loss

Net loss for the nine months ended September 30, 2017 amounted to $2,527,232, resulting in a loss per share of $0.14, compared to $976,986 for the nine months ended September 30, 2016, resulting in a loss per share of $0.14. The increase in the net loss from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is primarily due to the investment in compensation, increased inventory and marketing in conjunction with our 2017 product launches.

Three Months Ended September 30, 2017 Compared To Three Months Ended September 30, 2016

Revenue and cost of goods sold

For the three months ended September 30, 2017, we reported Sales of $10,164, compared to Sales of $0 for the three months ended September 30, 2016. For the three months ended September 30, 2017, we reported Cost of Sales of $3,314, compared to Cost of Sales of $0 for the three months ended September 30, 2016. For the three months ended September 30, 2017, we reported Gross Profit of $6,850, compared to Gross Profit of $0 for the three months ended September 30, 2016. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended September 30, 2017 were $350,707 compared to $358,512 for the three months ended September 30, 2016 as further described below.

For the three months ended September 30, 2017, we incurred consulting and business development expenses of $172,171, compared to consulting and business development expenses of $130,999 for the three months ended September 30, 2016. The increase in consulting and business development expenses relates primarily to expansion of activities in preparation of 2017 product launch.

For the three months ended September 30, 2017, we incurred product development expenses of $12,860, compared to product development expenses of $23,486 for the three months ended September 30, 2016. The change in product development expenses relates primarily to change of activities in preparation of several 2017 product launches.

For the three months ended September 30, 2017, we incurred marketing and brand development expenses of $96,789, compared to marketing and brand development expenses of $122,981 for the three months ended September 30, 2016. The change in marketing and brand development expenses relates primarily to expansion of activities in preparation of several 2017 product launches.

For the three months ended September 30, 2017, we incurred general and administrative expenses of $53,380, compared to general and administrative expenses of $66,485 for the three months ended September 30, 2016. The change relates primarily to a reduction in professional, consulting and operating fees due to the merger completed in June 2017 and the change in our activities in connection with our 2017 product launches.

For the three months ended September 30, 2017, we incurred depreciation expense of $15,507, compared to depreciation expense of $14,561 for the three months ended September 30, 2016. The increase relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our 2017 product launches.

Other income and expenses

For the three months ended September 30, 2017, we incurred interest expense of $121,893, compared to interest expense of $10,064 for the three months ended September 30, 2016. During the three months ended September 30, 2017, we recorded $59,000 in interest expense by amortization of the discount of $125,000 recorded for the issuance of 250,000 shares of common stock in connection with a working capital loan. For the three months ended September 30, 2017, we reported licensing income of $0, compared to licensing income of $30,000 for the three months ended September 30, 2016.

Net Loss

Net loss for the three months ended September 30, 2017 amounted to $465,751, resulting in a loss per share of $0.02, compared to $338,576 for the three months ended September 30, 2016, resulting in a loss per share of $0.02. The increase in the net loss from the three months ended September 30, 2016 to the three months ended September 30, 2017 is primarily due to the investment in compensation, inventory and marketing in anticipation of our 2017 product launches.

Liquidity and Capital Resources

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $915,455 at December 31, 2016 and $355,083 at September 30, 2017, and have incurred a deficit of $4,870,249 from inception to September 30, 2017. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the nine months ended September 30, 2017, we raised net cash of $0 by issuance of common shares, as compared to $583,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we raised net cash of $1,075,000 through the issuance of convertible promissory notes, as compared to $0 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we repaid $87,005 on loans received from our CEO, as compared to $117,680 that we received in loans from our CEO during the nine months ended September 30, 2016.

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

On August 6, 2017, the Company issued 100,000 shares of common stock in connection with the acquisition by its wholly-owned operating subsidiary of an exclusive right to a trade show booth location.

Subsequent Issuances After Quarter-End

Subsequent to September 30, 2017, the Company received an additional $410,000 under the convertible debenture – related party (see Note 9 – Convertible Debenture – Related Party) for a total of $2,085,000 and issued an additional 410,000 warrants (see Note 12 – Warrants and Options.)

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2017.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Effective November 15, 2017, our name change from CubeScape, Inc. to American Rebel Holdings, Inc. was accepted by FINRA and our over-the-counter trading symbol was changed to “AREB”.

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

Dated: November 20, 2017

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO,

Principal Financial Officer

and Principal Accounting Officer