Form 10-K
period 2017-12-31
AMERICAN REBEL HOLDINGS INC
filed 2018-05-17
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-201607

AMERICAN REBEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

CUBESCAPE, INC.

(Former name or former address, if changed since last report)

NEVADA	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199 Nashville, Tennessee 37204	(913) 940-9919
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Copies of communications to:
Anthony N. DeMint, Esq. DeMint Law, PLLC 3753 Howard Hughes Parkway Second Floor, Suite 314 Las Vegas, Nevada 89169 (702) 714-0889

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $134,210 as of June 30, 2017.** (last price our common stock was sold at was $0.01 per share on December 11, 2015)

The number of shares of the registrant’s common stock outstanding as of May 1, 2018 was 24,137,667 shares.

Documents incorporated by reference: None

AMERICAN REBEL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;

•our future operating results;

•our business prospects;

•any contractual arrangements and relationships with third parties;

•the dependence of our future success on the general economy;

•any possible financings; and

•the adequacy of our cash resources and working capital.

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Corporate Summary

American Rebel, Inc. was incorporated on December 15, 2014 in the state of Nevada and is authorized to issue 75,000,000 shares of Common Stock of $0.001 par value.

American Rebel is boldly positioning itself as “America’s Patriotic Brand” in a time when national spirit and American values are being rekindled and redefined. Its initial product offerings focus on concealed carry goods and apparel, but the brand will not solely be defined as a manufacturer of concealed carry products, it will more broadly position itself on personal safety and security. American Rebel has identified an opportunity in the marketplace to provide innovative and needed items the public is searching for. American Rebel will concentrate its efforts on imagining, designing, marketing, and selling products designed to keep you, your family, your neighbors, or even a room full of total strangers concealed and safe. “That need is in the forethought of every product we design,” says American Rebel CEO Andy Ross.

The firearms and gun ownership market within the U.S.A continues to grow with no sign of decline. Since 2010, the market for new gun purchases has increased by 60%, and at the end of 2016, it has been estimated that there will be over 400 million guns in the US. Some experts anticipated that the election of Donald Trump would initiate a downturn in gun sales, yet November 25, 2016 set the single day record for the number of background checks conducted by the National Instant Criminal Background Check System (NICS). It is estimated that 27 million guns were sold in 2016, approximately 4 million more than 2015, and twice as many guns as sold in 2009.

Interest in gun ownership and tactical/concealed carry clothing, backpacks and accessories is exploding. A current market leader in the tactical products category has grown its revenue from $80 million in 2007 to $200 million in 2011 to $400 million in 2015. This is a strong heartbeat for gun rights, gun ownership, tactical/concealed-carry products and enhances our opportunity to build the American Rebel brand.

The initial product offering introduced at the 2017 NRA show in Atlanta, GA includes four sizes and styles of concealed carry backpacks with a variety of available colors (20 SKUs), which include the Company’s patent-pending Protection Pocket and two styles of men’s overcoats. Products that will additionally be released through 2017 and 2018 will include additional apparel items, briefcases, travel bags, electronics, and other personal protection items developed by the Company.

The Company will also pursue strategic alliances with other companies for goods and services that supplement or complement the internally developed products. These products may be in the personal protection category, or may be everyday products that embody the reliable, competent and confident spirit of the American Rebel brand.

To maintain quality, low cost of goods, and continuity of inventory American Rebel is pursuing strategic manufacturing alliances, and intends to establish offices and personnel in China and Mexico. Apparel labor costs in Mexico are almost equal to China, and offer quick response with lower transportation costs for smaller production runs.

An early stage company such as American Rebel faces many risks that can impede its execution of its business plan. These risks include:

Undercapitalization: The Company is currently undercapitalized and intends to pursue the additional capital required to execute its business plan. Economic conditions beyond the Company’s control can change investor interest, and competitive entries could impact the probability of success.

Legislative and Government Intervention: The current legislative trends are favorable to the 2ndAmendment and personal protection, but a political movement, public opinion, or an unforeseen event could change the legislative’s stance, and restrict concealed-carry goods, negatively impacting sales. In addition, changes to international trade agreements could impact prices, margins, and continuity of supply.

Personal Protection: The Company’s intended focus on the broader personal protection market could insulate the Company to some degree, or not. In addition, any trade agreements changes would impact most all competitors equally.

Key Man: Andy Ross has an established public personality and is currently instrumental to the Company. American Rebel intends to establish additional “faces” of the company including Dede Day and other personalities that will complement Andy Ross’s contributions.

Security: As an Internet-based retailer the Company will be subject to the risks all online retailers face. The Company employs third-party services for credit card transactions, and as operations continue the Company will continually harden its online assets and deploy additional layers of protection for its customers, its assets, and its continued operations.

Product Acceptance: Fashion trends, competitive entries, and pricing can negatively impact the brand with little to no warning and with few immediate cures. Focus groups, one-on-one interviews, and test marketing suggest that the product is attractive and sellable, the brand is adaptable, and it represents a brand ego that generates self - confidence in its patrons.

ERM: The current staffing and board participation is minimal, as such, until funding is complete there is no formal Enterprise Risk Management process in place.

Additional expertise and processes will be added as funding occurs and key outside board additions have been identified to add competence in governance, compliance, and audit.

American Rebel, Inc. was incorporated on December 15, 2014 in the state of Nevada and is a natural evolution of the vision of its founder and CEO Charles A. “Andy” Ross, Jr. Mr. Ross is a natural entrepreneur having successfully designed and delivered a new line of law enforcement/security products to market during his tenure as CEO of Digital Ally, a company he founded in 2004. Digital Ally successfully accessed the public market as a public company and Digital Ally continues to trade on the NASDAQ stock exchange. Andy’s father, Bud Ross, also brought new and innovative products to market and accessed the public market as founder and CEO of the legendary music equipment company Kustom Electronics and pioneered the television receive only (TVRO) satellite dish industry with Birdview Satellite Communications.

The roots of American Rebel trace back to a song written and recorded by Andy Ross in response to the ongoing gun rights debate. Andy was completing his second CD and the dialog on television and online was suggesting that severe restrictions were needed in the right to bear arms. Andy reached out to his collaborators and wrote the song “Cold Dead Hand.” “Cold Dead Hand” harkens back to the iconic Charlton Heston public appearance where Charlton holds a rifle high over his head and proclaims, “Out of my cold dead hand….” This phrase has been a rallying cry for gun rights supporters ever since; but never has it been incorporated into such an effective song. Andy renamed his second CD Cold Dead Hand and the song was released nationally to country music radio stations. The song received significant airplay and an accompanying video to the song received hundreds of thousands of views. In addition to the country music radio station airplay, many talk radio stations picked up the song and promoted it as a 2nd Amendment anthem. Andy continues to conduct interviews on music and talk radio stations about the song and the gun rights debate.

It was the song “Cold Dead Hand” that inspired Danny “the Count” Koker to reach out to Andy to create the 2nd Amendment Muscle Car for his highly-rated Counting Cars television program on the History Channel. The story behind the creation, building, and presentation of the car to Andy is captured in the episode Rocked and Loaded which originally aired February 25, 2014 and continues to re-air and has appeared as a part of “best of” compilations of the shows episodes. The enduring popularity of the 2nd Amendment Muscle Car was evidenced by the excitement shown by 2017 NRA Convention attendees when they reviewed the car in the American Rebel booth. In fact, the car is so popular that the company is planning several collectible die-cast models of the car.

“Cold Dead Hand” placed Andy Ross directly in the public and political debate over gun rights and the right to bear arms as codified in the 2nd Amendment to the US Constitution. As Andy participated in the debate, he realized there was a market opportunity to provide innovative and effective designs for everyday use items that assisted the desire of customers to be concealed and safe during their normal course of everyday duties. The beginnings of American Rebel were starting to take shape and because Andy Ross’s music plays such an important part in the American Rebel story, it is helpful to trace the beginnings of Andy Ross’s music career.

Andy Ross started Ross Archery in 2005 and soon after started his ground-breaking Maximum Archery television show. Andy set out to make an archery show like no other that would appeal to a younger demographic. The X-Games were popular and Andy felt that archery programs needed to have this type of appeal to reach the younger audience. Andy believed one of the ways he could add value would be to create original music for the show. He had already developed relationships in Nashville and he set out to write and record the opener for the 2009 edition of Maximum Archery. While working the Ross Archery booth at the Iowa Deer Classic in early 2010, Andy was excited to meet fans that had downloaded the opening song to the TV show. Andy contacted the record producer that had produced the recording of the opener to Maximum Archery and reported that fans loved his music. The Nashville record producer and Andy decided it was time to write and record an entire CD. Andy’s first CD, You Ain’t Seen Crazy Yet, was released in 2011 and included that opener (“Three Legged Dog”) as well as “You Ain’t Seen Crazy Yet,” “Outlaw Women and Whiskey,” and many others. Andy’s You Ain’t Seen Crazy Yet was popular with Andy’s fan base and a second CD was started in late 2012. The Nashville record producer was Doug Grau. Doug and Andy had met because an artist that Doug had produced was a huge fan of Maximum Archery and the artist, Donnie Davisson of the Davisson Brothers, introduced Andy to Doug and the rest of the Davisson Brothers at a local Nashville bar where Doug and the Davissons were celebrating completing the debut Davisson Brothers Band CD.

Andy’s third CD, Time to Fight, has already launched the hit song “Back on the Backroads,” which features Little Texas. The second single off Time to Fight will be “Playing In The Mud” and will be featured as a theme song for the GNCC Racing Series. Accessing the GNCC fan base is an example of Andy’s music reaching a new target demographic for American Rebel products. Much in the same way “Cold Dead Hand” accessed the large fan base of Counting Cars, “Playing In The Mud” will access the large fan base of GNCC racing and off road and 4-wheeling in general.

After the airing of the Counting Cars episode that featured the building and presenting of the 2nd Amendment Muscle Car to Andy and the accompanying exposure from “Cold Dead Hand,” Andy began to imagine a product that would be perfect for everyday use while keeping the user concealed and safe. Range bags, bags and packs that were designed to carry firearms and ammo to the range, were on the market; but they weren’t versatile enough to satisfy everyday needs. These range bags were just that, range bags. Andy imagined a backpack that had designed areas to carry a laptop or tablet, a phone, sunglasses, files and important papers, chargers for electronics, anything needed in the normal course of the day, and a patent-pending Protection Pocket that could effectively carry most handguns. The patent-pending Protection Pocket utilizes a sandwich method which holds the handgun in place and is accessed by a zipper on either side of the rear bottom of the backpack. If a user of one of Andy’s backpacks needed to get to their firearm, they could rest easy knowing the gun was in place and they could access it easily and quickly.

During the same time period Andy was beginning the design of the concealed carry backpack, Andy was writing a new opener song for his television show. He wanted the television show to expand beyond a show exclusively about archery, to be a show that could feature tactical shooting and personal safety information as well as continue to cover his passion for hunting. He wanted the show to include hunts with firearms in addition to hunts with his bow. Andy wrote and recorded “American Rebel” to be the new opener for his new show and the response to the new song and the new show was extremely positive. As the new show aired and Andy performed “American Rebel” during his musical appearances, a trusted business consultant suggested to Andy that his new company should be called American Rebel. Andy agreed that American Rebel captured the spirit of what his new company was about.

With the features and benefits of the American Rebel backpack identified, Andy set out to create the specific design of the American Rebel Concealed Carry Backpack. A supplier was selected and samples were created and evaluated. These samples were tested, changes were proposed and new samples created and tested. An early prototype of the Double Compartment Backpack was presented at the 2016 NRA National Convention in Louisville, KY. Response to the Double Compartment Backpack was very positive and the information gathered was incorporated into the final designs of the American Rebel Concealed Carry Backpacks. Over the course of 2016 it was determined there would be four sizes of the Concealed Carry Backpack. The Double Compartment Backpack was originally named the Patriot backpack and this Double Compartment Backpack will continue to be a part of the line and eventually be renamed the Freedom X-Large Double Compartment Concealed Carry Backpack. The X-Large Double Compartment Concealed Carry Backpack will have two main compartment areas to carry a laptop or tablet, a phone, sunglasses, files and important papers, chargers for electronics, anything needed in the normal course of the day, and a patent-pending Protection Pocket that could effectively carry most handguns. The patent-pending Protection Pocket utilizes a sandwich method which holds the handgun in place and is accessed by a zipper on either side of the rear bottom of the backpack. If a user of one of Andy’s backpacks needed to get to their firearm, they could rest easy knowing the gun was in place and they could access it easily and quickly.

Data collected during the testing phase revealed an opportunity to include a ballistic panel in a backpack. The Large Freedom Concealed Carry Backpack has a specifically designed pocket for an optional ballistic panel. In addition to the pocket for the optional ballistic panel, the Large Freedom Concealed Carry Backpack also includes areas to carry a laptop or tablet, a phone, sunglasses, files and important papers, chargers for electronics, anything needed in the normal course of the day, and the patent-pending Protection Pocket that could effectively carry most handguns. The patent-pending Protection Pocket utilizes a sandwich method which holds the handgun in place and is accessed by a zipper on either side of the rear bottom of the backpack. If a user of one of Andy’s backpacks needed to get to their firearm, they could rest easy knowing the gun was in place and they could access it easily and quickly. The Freedom Large Backpack is available in six colors, including camo.

The Freedom Medium Concealed Carry Backpack is a unique design targeting consumers carrying today’s more compact electronics, computers, and tablets. Similar to the X-Large Double Compartment and Large Concealed Carry Backpacks, the Freedom Medium Concealed Carry Backpack is for everyday use while keeping you concealed and safe. The Freedom Medium also has the patent-pending Protection Pocket positioned in a similar fashion to the X-Large Double Compartment and the Large Backpacks. The Freedom Medium Concealed Carry Backpack is available in five colors, including camo.

The Freedom Small One Strap Pack takes advantage of the trend for a small one-shoulder pack that is perfect for people not carrying computers and relying on their phone or small tablet for communication. The Small One Strap Pack is available in six colors and features its own unique way to safely carry a handgun.

The entire line of Concealed Carry Backpacks debuted to rave reviews and brisk sales at the 2017 NRA Convention in Atlanta. In addition to the Concealed Carry Backpacks, American Rebel also debuted two jackets for men – the Defender and the Cartwright. The Defender is a stylish black jacket tailor-made for any setting that enables easy access to your firearm while remaining discreet, keeping you concealed and safe. The Cartwright is a sturdy, rugged canvas coat perfect for outdoor activities and rural America that enables easy access to your firearm while remaining discreet, also keeping you concealed and safe. The Cartwright is available in olive green and tan.

In addition to the products debuted at the 2017 NRA Convention, American Rebel will soon offer two women’s purses and a stylish women’s concealed carry jacket. There is great demand for women’s concealed carry products and American Rebel believes it can present offerings in these categories that improve upon available products functionality and style.

The company maintains its warehouse and shipping operations at 9641 Lackman Road, Lenexa, KS, 66219; but utilizes 718 Thompson Lane, Suite 108-199, Nashville, TN, 37204 as its primary address. The lease agreement at 9641 Lackman Road, Lenexa, KS, is in the name of American Rebel Holdings, Inc. The wholly-owned subsidiary American Rebel, Inc. maintains 718 Thompson Lane, Suite 108-199, Nashville, TN address. Our website address is www.americanrebel.com. The information on our website is not part of this Current Report, Form 10-K.

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative concealed carry products. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and CEO Andy Ross. Andy has hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of tens of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by over 2 million people. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

Market Overview

The Concealed Carry product market is estimated at over $500 million in annual sales; but American Rebel’s market not only includes current consumers of concealed carry products but also includes anyone that has ever considered concealing and carrying a weapon. To many the Company’s products solve the problem of how to safely and responsibly carry a weapon. If they had our backpack, they would then conceal and carry a gun.

The US firearms and gun ownership market continues to grow with no sign of abatement. Since 2010, the market for new gun purchases has increased by 60%, and by the end of 2016, there will be over 400 million guns in the US. Seventeen days after the election, November 25, 2016 set the single-day record for the number of electronic background checks conducted by the NICS. The NICS processed 2,771,159 background checks in December, bringing 2016’s total to 27,538,673, according to FBI data. That dwarfs the firearms check record of 23,141,970 set in 2015

Interest in gun ownership and tactical/concealed carry clothing, backpacks and accessories is exploding. A current market leader in the tactical products category has grown its revenue from $80 million in 2007 to $200 million in 2011 to $400 million in 2015. This all sends a strong signal for gun rights, gun ownership, tactical/concealed carry products, and our American Rebel brand.

The obvious customer base for American Rebel Concealed Carry products would be any customer that conceals a handgun and any concealed carry permit holders; but we believe the market is much larger than that. Interviews of potential customers have revealed that our customer base would include any person who has thought they might one day want to conceal and carry a firearm and the availability of the American Rebel product will initiate their taking action on their desire to conceal and carry a firearm. These potential customers aren’t comfortable carrying a firearm holstered on their hip and they haven’t been introduced to a product that conceals the firearm properly, allows easy access to the firearm, and also provides everyday value for their daily routine.

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

Who owns the handguns?

Academics and others watching the gun industry cite a number of reasons for the shift to handguns. A 24-hour news cycle has made the world feel more dangerous. A declining rural population and waning interest in hunting have pushed gun companies to look for new customers. Industry groups have heavily marketed the idea of concealed carry and personal protection as their growth strategy.

A new study commissioned by the National Shooting Sports Foundation reports women owning guns as the fastest growing segment. The most commonly owned firearm by women in the study is a semiautomatic pistol, with 56 percent of women reporting they owned at least one. Women say their purchases are mainly influenced by Fit, Quality and Practicality.

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

Analyzing this increase in carry permits, Dr. Lott points out that 15 million is a low estimate, as this figure does not fully encompass the numbers of those that legally carry firearms. This is because 12 states have now adopted laws that allow residents to legally carry concealed weapons without permits. These “permitless” carry states, including Missouri, West Virginia, Idaho, and Mississippi, tend to have lower numbers of carry permits issued annually, despite the fact that many more residents legally carry thanks to their “Constitutional Carry” laws.

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

The largest segment which is 26% of gun buyers since 2000, the Protector is typically a family-oriented professional with slightly above average income. They do not describe themselves as outdoorsy, but strongly define themselves as protective of their families and home and know what they want in a firearm when they visit the retailer. This segment is 34% female and top motivators for purchases are protection, to develop proficiency, and to own before sales are restricted. Buyers in this segment are interested in specific styles and features of the firearms.

Guardian Gary, 15% of all gun buyers since 2000, is another distinctly different protection-oriented segment. This all-male segment is a slightly older buyer who is more likely to define himself as tech-savvy, analytical and old-fashioned. He is not a hunter but enjoys the outdoors. Personal protection away-from-home is a lesser concern than keeping the home front safe. This group is not interested in recreational shooting. Top motivators for purchase are protection, to develop proficiency, and to own before sales are restricted. Buyers in this segment are interested in price and versatility.

An all-female segment, Debbie Defense is interested in personal protection, at- and away from- home. Young and more ethnically diverse and 15% of all gun buyers since 2000, she enjoys the outdoors. Debbie Defense wants conceal-ability and light weight in a firearm, but is not set on specific product features or brands when she starts shopping for firearms. Recreational shooting is of little interest. Top motivators for purchase are protection, to develop proficiency, and to own before sales are restricted.

Suburban with modest incomes, the Skills Builder is not outdoorsy and is the youngest of all segments. With higher rates of female (43%) and minority participation, this segment does not own many firearms but wants to be proficient with the firearms they own. Conceal-ability and low weight reflect their interest in personal protection. Skills Builders, which comprise 12% of all gun buyers, are also interested in innovative equipment used by the pros that is easy to handle.

As the name implies, the Hunter owns firearms for the purpose of hunting and Hunters comprise 11% of all gun buyers, of which 25% are female. One of the older and most rural segments, the Hunter is not concerned about conceal-ability, but seeks quality while remaining price sensitive. Other than hunting, top motivators include protection and to develop shooting skills. Buyers in this segment are also interested in accuracy, reliability, and fit and feel.

Diverse in its rural versus suburban spread, the Social Shooter is interested in firearms as a way to spend time with friends. This segment is 25% female and makes up 8% of all gun buyers. Price is a concern, and versatility is desired in a firearm. After the Hunter segment, this group is more likely to purchase a long gun than other segments.

Not necessarily looking for rare or antique firearms, this mostly-male Collector segment wants to possess different types of firearms. Slightly older and wealthier than the other segments, they hunt and shoot, but are not avid participants. Price and versatility are not a concern as they are interested in specialized pieces and specific styles and features. This segment comprises 8% of all gun buyers since 2000.

Urban Recruits have lower income, are price conscious and seek versatility in their firearm purchases. Largely urban and suburban, these relatively new owners have the highest proportion of minorities (25%), low rates of target shooting participation, the highest rates of law enforcement and military background, and make up 4% of all gun buyers since 2000. This segment is 34% female and is interested in equipment that is recommended to them, easy to conceal and handle, and lightweight with specific styles and features.

Playing Field for the U.S. Firearms Market

Needs-based consumer segmentation reveals the ‘playing field’, mapping each distinct consumer segment based on their critical needs. The playing field below (graphically presenting U.S. firearms consumers since 2000) shows how big each segment is relative to each other, and which ones are more value sensitive (Hunter, Social Shooter and Guardian Gary), and which ones enter the market knowing the specific features they want in their next purchase (Collector, Protector and Urban Recruits). Consumer segmentation is based on peoples’ most recent purchases.

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

5.11 Tactical is very successful and the other smaller companies share varying degrees of success. The Company believes that it will be ultimately successful developing its direct-to-consumer model to stay in closer contact with its customers to develop America’s Patriotic Brand.

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

American Rebel directly benefits from the awareness and persona that founder Andy Ross has cultivated his entire life. His outdoorsman and adventurer status will serve the brand well as it addresses the customer through television, radio, and data-driven digital marketing initiatives. In addition, Andy has assembled a brand development team to guide the Company in its infancy. The team members are all tenured in their respective fields, and in total bring hundreds of years of experience to the brand and the Company.

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

The American Rebel Concealed Carry Phone App will also notify the user if they forget their backpack or accidently leave it behind. An American Rebel Concealed Carry Backpack customer using the optional American Rebel Concealed Carry SmartPhone App will be notified on their phone if they leave their backpack behind under the table at the restaurant where they were dining and in an office building where they were attending a meeting or if someone picks up their backpack by accident. The American Rebel Concealed Carry SmartPhone App will also be able to determine if a firearm is stowed in the backpack or if the firearm is being removed from the backpack.

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

Quality Management System

As the Company grows, we may also need to establish a suitable and effective quality management system, which establishes controlled processes for our product design, manufacturing, and distribution. We have a consultant with access to our current manufacturing facilities and the Company currently enjoys an excellent relationship with our manufacturing sources. Our products are not limited to a single source and the Company has access to a vast network of potential manufacturers.

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

Description of Property

The company maintains its warehouse and shipping operations at 9641 Lackman Road, Lenexa, KS 66219; but utilizes 718 Thompson Lane, Suite 108-199, Nashville, TN 37204 as its primary address. The lease agreement at 9641 Lackman Road, Lenexa, KS, is in the name of American Rebel Holdings, Inc. The wholly owned subsidiary American Rebel, Inc. maintains 718 Thompson Lane, Suite 108-199, Nashville, TN address. The Company believes these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan.

Board of Directors

Currently our Board of Directors consists of one person, Mr. Charles A. Ross, Jr., our president and CEO. Mr. Ross has not received any compensation for being on our board separate from his compensation as our president and CEO. Mr. Ross may be compensated for his time and efforts as a board member; however, no specific board compensation agreement is in place at this time.

Advisory Board Members

The Advisory Board of the Company currently has no members. Each of our advisory board members, will have exceptional background in the industry and most likely become a highly valued member of the Company’s team. No compensation has been determined for advisory board members.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows, to create consistency in the classification of eight specific cash flow items. This standard is effective for calendar-year SEC registrants beginning in 2018. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The Company is evaluating the impact of adoption of ASU 2016-18 on its Consolidated Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718)-Scope of Modification Accounting, to provide guidance on determining which changes to terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260)-Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of the ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 with a scope exception and do not have an accounting effect. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting, and increase the transparency of hedging programs. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

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

OUR SECURITIES INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD READ ALL INVESTMENT MATERIALS, INCLUDING ALL EXHIBITS, AND CAREFULLY CONSIDER, AMONG OTHER FACTORS THE FOLLOWING RISK FACTORS.

Risks Related to the Business

1.American Rebel has limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

American Rebel is an early stage company and virtually no financial resources are currently available to it. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2017 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will be required to seek additional financing. Financing sought may be in the form of equity or debt from sources yet to be identified. We will seek additional financing to further pursue and execute on our business steps. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of working capital funds primarily consists of loans from related parties who are shareholders or business associates of our President and CEO. These sources we believe to be sufficient to keep our business operations functioning for the next six months to a year. We do not have a formal agreement with our founder and CEO, nor with the related parties to fund the Company’s working capital needs. We have not generated significant revenues from our business, and our expenses will continue to be accrued or deferred until sufficient financing is obtained. Financing may be obtained from our founder or others who are familiar with us and our founder and loan us the necessary funds to pay for these expenses. We have received interest-free short-term loans and deferred the payment of services for third-party vendors to fund our operations. No assurances can be given that we will be able to continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

2.American Rebel is and will continue to be completely dependent on the services of our president, and CEO, Charles A. Ross, Jr., the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Ross, our CEO. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason, or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find personnel, it is uncertain whether we could find someone who could develop and execute our business along the lines described in this report. We will fail without the services of Mr. Ross or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Ross naming the Company as the beneficiary when and if we obtain the necessary resources to do so and he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such key-man life insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel or independent contractors to further our business efforts.

3.Because we have recently commenced business operations, we face a high risk of business failure.

We were formed on December 15, 2014. Most of our efforts to date have been related to executing our business plan and commencing business operations. Through December 31, 2017 we have had limited revenues. We face a high risk of business failure. The likelihood of success must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on many factors, including, but not limited to, initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

The Company has not yet acquired or fully developed products or services that have proven materially saleable in the marketplace. We may not be able to fully develop any product or service in the future because of a lack of funds or financing to do so. In order for us to fully develop or acquire any product or service, we must be able to secure the necessary financing. The cost to develop our products or services as currently outlined may very well be significant. We have no committed source of funds to undertake the business strategy as outlined. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

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

4.We may not have or ever have the resources or ability to implement and manage our growth strategy.

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

The Company’s ability to operate profitable revenue generating products or service lines (if we are able to establish any product or service lines at all) will depend upon a number of factors, including (i) identifying appropriate and satisfactory sales channels; (ii) generating sufficient funds from our then-existing operations or obtaining third-party financing or additional capital to develop new product or service lines; (iii) the Company’s management team and our financial and accounting controls; and (iv) staffing, training and retention of skilled personnel, if any at all. These factors most likely will be beyond the Company’s control and may be adversely affected by the economy or actions taken by competing businesses. Moreover, potential products or services that may meet the Company’s focus and other criteria for developing new products or services, if we are able to develop or acquire at all, are believed to be severely limited. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

5.We may not be successful in hiring personnel because of the competitive market for qualified people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified personnel to provide the Company's services. Competition for such personnel may be intense. There can be no assurance that the Company will be successful in attracting and retaining the specific personnel it requires to conduct and expand its operations successfully or to differentiate itself from its competitors. The Company's results of operations and growth prospects could be materially adversely affected if the Company was unable to attract, hire, train and retain such qualified personnel.

6.Our reliance on referrals from outside contacts to develop business may not be effective.

The Company initially will rely on our CEO, Mr. Ross, for a majority of its business leads. We currently have no contracts or agreements in place with any outside sales representatives or business professionals (industry consultants). No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

7.Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

The Company's future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in the levels of revenues, the size and timing of orders, changes in the mix of future products, the timing of new offerings by the Company or its competitors, new office openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced products or services offered by the Company or its competitors, changes in operating expenses, availability of qualified personnel, disruption in sources of related product and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company's expenses we believe will be based upon, in part, on its expectation as to future or projected revenues. If revenue levels are below expectations, operating results are likely to be adversely affected.

Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock could be materially adversely affected.

8.There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our CEO) may have a conflict of interest in allocating management time among business activities. In the course of other business activities, certain key personnel (particularly our CEO) may become aware of business opportunities which may be appropriate for presentation to us, as well as other businesses with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented to. We cannot provide any assurance that our efforts to eliminate the potential impact of conflicts of interest will be effective.

9.We will need to establish additional relationships with developers and consultants to fully develop and market our company and its intended products or services.

We do not possess all of the resources necessary to develop our products or services on a mass scale. We will need to develop a network of agents and manufacturers that will be able to carry out our intended market penetration, as well as enhance marketing or sales force strategy through appropriate arrangements with local developers and consultants to develop our products and services. If we are not able to enlist the services of third-party vendors or seek out consultants, our business will suffer.

10.We are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

11.Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

12.The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our shareholders. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $700 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years.

If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

13.Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and CEO.

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

Risks Related to our Common Stock

14.Persons who purchase shares of our common stock may lose their money without us ever being able to develop a market.

In the event that no market to purchase our common shares is ever created, it is likely that the entire investment of a purchaser in our common stock would be lost.

15.Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

We do not have any committed sources of financing. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (75,000,000) shares but unissued (51,229,000) shares. In addition, if a trading market ever develops for our common stock, we may attempt to raise additional capital by selling shares, possibly at a deep discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

16.The interests of shareholders may be hurt because we can issue shares to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

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

17.Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and directors.

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

18.Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

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

(i)any market for our shares will develop;

(ii)the prices at which our common stock will trade; or

(iii)the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

19.Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•the basis on which the broker or dealer made the suitability determination; and

•that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosures also have to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

20.The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by sales-persons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

21.Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

22.Our board of directors (consisting of one person, our president, and CEO) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

23.We do not expect to pay cash dividends in the foreseeable future.

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

24.We are an “emerging growth company” and cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

25.Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

26.You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

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

Risks Related to Our Business

27.The Company has a limited operating history upon which investors can evaluate our future prospects.

The Company has a limited operating history upon which an evaluation of its business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new line of products. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products, or that although functional and scalable, our products and will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that our competitors have such a significant advantage in brand recognition that our products will not be considered by potential customers; that we are not able to upgrade and enhance our technologies and products to accommodate new features as the market evolves; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because our business is new and our market is rapidly developing. If our forecasts prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect our business, financial condition and operating results.

28.We have had limited revenues since inception, and we cannot predict when we will achieve profitability.

American Rebel has not been profitable and cannot predict when or if we will achieve profitability. We have experienced net losses and have had limited revenues since our inception in December 2014. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell our existing and proposed products, of which we can give no assurance. We are unable to determine when we will generate significant revenues, if any, from the sale of any of such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2017, we had an accumulated deficit of $5,285,855.

29.We may never complete the development of our SmartPack or any of our other proposed products into marketable products.

We do not know when or whether we will successfully complete the development of the SmartPack or any other proposed or contemplated product, for any of our target markets. We continue to seek to improve our technologies before we are able to produce a commercially viable product. Failure to improve on any of our technologies could delay or prevent their successful development for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

30.We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing our products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, our commercialization schedule could be delayed and potential purchasers of our initial commercial products may decline to purchase such products or may opt to pursue alternative products.

We may also experience shortages of raw materials and labor due to manufacturing difficulties. Our manufacturing operations could be disrupted by fire, earthquake or other natural disasters, a labor-related disruption, failure in supply or other logistical channels, electrical outages or other reasons. If there were a disruption to manufacturing facilities, we would be unable to manufacture products until we have restored and re-qualified our manufacturing capability or developed alternative manufacturing facilities.

Generally, we have made advances meeting our milestone schedules as our entire Concealed Carry product line was introduced at the 2017 NRA Convention. We can give no assurance that our commercialization schedule will continue to be met as we further develop the SmartPack or any of our other proposed products.

31.Our Business is dependent on introducing our products to potential customers interested in concealed carry goods and if we fail to properly introduce our products to these potential customers, our revenue could fail to grow and could decrease.

The Company enjoyed rapid acceptance of its brand and products during the 2017 NRA Convention, but a significant risk exists that the Company will be able to reach potential customers through the remainder of the year outside of the NRA Convention. To reach potential customers the Company will employ social media awareness campaigns and remarket the company’s products to potential customers who show any interest in the Company’s goods. There can be no assurance the Company will effectively employ social media awareness campaigns to reach potential customers. The Company will also create video content to educate potential customers about its products. There can be no assurance the Company will be effective at creating effective video content and there can also be no assurance the Company will efficiently reach potential customers.

32.We are subject to potential governmental regulations relating to access to firearms.

Our products are designed to properly carry a concealed firearm. Federal or state laws and regulations could be adopted to limit our ability to sell our products. Our products may have to be altered or have features removed to obtain compliance with laws and regulations. There can be no assurance that the current trend that limits additional restrictions on access to firearms will continue.

33.If we are not able to both obtain and maintain adequate levels of investment, it would have a material adverse effect on our business.

A new business selling products requires capital investment to research and develop the new products. Capital investment is required to create awareness of the new business’s products and market the new business’s products. If the Company is unable to obtain and maintain adequate levels of capital investment, the Company will be unable to manufacture its inventory and market its inventory to grow its revenues and establish its brand.

34.Product defects could adversely affect the results of our operations.

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. The Company may not properly anticipate customer applications of our products and our products may fail to survive such unanticipated customer use. If the Company’s products fail to adequately perform to meet the customer’s expectations, the customer may demand refunds or replacements which will negatively affect the Company’s profitability.

35.We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The Company’s products support the use and access to firearms and if the Company’s products are ineffective the Company could require protection against potential product liability claims.

36.We require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

We will require additional funds to further develop our business plan. Based on our current operating plans, we require a minimum of $6 million to fund our planned operations necessary to effectively introduce our brand and products into the market. We can give no assurance that we will be successful in raising any funds. Additionally, if we are unable to generate sufficient revenues from our operating activities, we may need to raise additional funds through equity offerings or otherwise in order to meet our expected future liquidity requirements, including to introduce our other planned products or to pursue new product opportunities. Any such financing that we undertake will likely be dilutive to current stockholders and you.

We intend to continue to make investments to support our business growth, including patent or other intellectual property asset creation. In addition, we may also need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, satisfying debt payment obligations, developing new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of its common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

37.We cannot predict our future capital needs and we may not be able to secure additional financing.

We will need to raise additional funds in the future to fund our working capital needs and to fund further expansion of our business. We may require additional equity or debt financings, collaborative arrangements with corporate partners or funds from other sources for these purposes. No assurance can be given that necessary funds will be available for us to finance our development on acceptable terms, if at all. Furthermore, such additional financings may involve substantial dilution of our stockholders or may require that we relinquish rights to certain of our technologies or products. In addition, we may experience operational difficulties and delays due to working capital restrictions. If adequate funds are not available from operations or additional sources of financing, we may have to delay or scale back our growth plans.

38.The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

We believe that we will need to incur additional research and development expenditures to continue development of our existing proposed products as well as research and development expenditures to develop new products. The products we are developing and may develop in the future may not be successful. In addition, the length of our product and service development cycle may be greater than we originally expected and we may experience delays in product development. If our resulting products and services are not technologically successful, they may not achieve market acceptance or compete effectively with our competitors’ products and services.

39.If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success will depend upon the continued service of Andy Ross, our President and Chief Executive Officer. Although we believe that our relationship with him is positive, there can be no assurance that his services will continue to be available to us in the future. We do not carry key man life insurance policies on Mr. Ross at this time.

40.The impact of our patent applications may be limited.

There can be no assurance that we will be successful at obtaining patent protection for our features for which we have applied for patent protection. If we are unsuccessful at obtaining patent protection, we may suffer from competitors copying our features that distinguish our products.

41.We will not be profitable unless we can demonstrate that our products can be manufactured at low prices.

To date, we have manufactured our products in limited volume. As the Company creates demand for its products, our projections require the benefit of volume discounts as we increase the size of our order. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

Our profitability in part is dependent on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

42.Our dependence on a limited number of suppliers may prevent us from delivering our devices on a timely basis.

We currently rely on a limited number of suppliers of our products. If these suppliers became unable to provide products in the volumes needed or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply. The process of qualifying suppliers is lengthy. Delays or interruptions in the supply of our requirements could limit or stop our ability to provide sufficient quantities of products on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations.

43.Our financial results may be affected by tariffs or border adjustment taxes or other import restrictions.

Our current supplier has facilities both in China and Mexico and the imposition of tariffs or border adjustment taxes may affect our financial results. The current political climate is hostile to companies manufacturing goods outside of the US. At the current manufacturing levels, it is impractical to seek manufacturing facilities in the US as US manufacturers are unable to meet or even approach the cost of manufacturing small quantities of custom-made goods. American Rebel is searching for a US-based manufacturer that can produce its goods once higher quantity orders are required by product demand.

Risks Related to Our Industry

44.The industry in which we operate is competitive, price sensitive and subject to risks of governmental regulations or laws. If our competitors are better able to develop and market products that are more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The concealed carry and tactical goods industry is characterized by intense competition. We will face competition on the basis of product features, price, services, apparent value, and other factors. Competitors may include large apparel makers and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging styles, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than ours or may be more successful in attracting potential customers, employees and strategic partners.

Our competitive position will depend on multiple, complex factors, including our ability to achieve market acceptance for our products, develop new products, implement production and marketing plans, and protect our intellectual property. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. The entry into the market of manufacturers located in low-cost manufacturing locations may also create pricing pressure, particularly in developing markets. Our future success depends, among other things, upon our ability to compete effectively against current providers, as well as to respond effectively to changes in popular styles and customer requirements, and upon our ability to successfully implement our marketing strategies and execute our research and development plan. Our research and development efforts are aimed, in part, at solving increasingly complex opportunities, as well as creating new products, and we do not expect that all of our projects will be successful. If our research and development efforts are unsuccessful, our future results of operations could be materially harmed.

45.We face competition from other accessory and apparel manufacturers that focus on similar markets.

We face competition from companies that also focus on the concealed carry and tactical market that we have chosen to enter. These companies have longer operating histories and may have greater name recognition and substantially greater financial, technical and marketing resources than us. Many of these companies also have existing and established products, and more extensive customer bases, broader customer relationships and broader industry alliances than us, including relationships with many of our potential customers. Increased competition from any of these sources could result in our failure to achieve and maintain an adequate level of customers and market share to support the cost of our operations.

46.Our industry could experience greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

There is such rapid interest in new concealed carry products that this rapidly growing market may get the attention of government regulators and legislators. The current trend in legislation is to roll back or minimize access to firearms restrictions, but there can be no assurance that this trend will continue.

47.Unsuccessful product launches could have a material adverse effect on our prospects.

New businesses have a disproportionate risk that each product launch will be successful in the early days of the new business. Mature companies can better absorb the negative effects of a disappointing product launch as the mature company can be supported by their existing successful products. A new business is critically establishing their base of successful products to support their need to establish revenue, reach profitability, and satisfy their investors.

48.Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

Extensive intellectual property litigation may be necessary to protect our patents and, from time to time, we might be the subject of claims by third parties of potential infringement or misappropriation. Regardless of outcome, such claims are expensive to prosecute and defend and divert the time and effort of our management and operating personnel from other business issues. A successful claim or claims of patent or other intellectual property infringement against us could result in our payment of significant monetary damages and/or royalty payments or negatively impact our ability to sell current or future products in the affected category and could have a material adverse effect on its business, cash flows, financial condition or results of operations.

49.If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We plan on relying on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We will seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We will seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed. In general, any loss of trade secret protection or other unpatented proprietary rights could harm our business, results of operations and financial condition.

50.If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or proprietary rights of others, our competitiveness and business prospects may be materially damaged.

We have filed for patent protection for our proprietary Protection Pocket and our SmartPhone app. We may continue to seek patent protection for our proprietary technology. Seeking patent protection is a lengthy and costly process, and there can be no assurance that patents will be issued from any pending applications, or that any claims allowed from existing or pending patents will be sufficiently broad or strong to protect our proprietary technology. There is also no guarantee that any patents we hold will not be challenged, invalidated or circumvented, or that the patent rights granted will provide competitive advantages to us. Our competitors have developed and may continue to develop and obtain patents for technologies that are similar or superior to our technologies. In addition, the laws of foreign jurisdictions in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent, as do the laws of the United States.

Adverse outcomes in current or future legal disputes regarding patent and other intellectual property rights could result in the loss of our intellectual property rights, subject us to significant liabilities to third parties, require us to seek licenses from third parties on terms that may not be reasonable or favorable to us, prevent us from manufacturing, importing or selling our products, or compel us to redesign our products to avoid infringing third parties’ intellectual property. As a result, we may be required to incur substantial costs to prosecute, enforce or defend our intellectual property rights if they are challenged. Any of these circumstances could have a material adverse effect on our business, financial condition and resources or results of operations.

51.Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or impact offerings in our product portfolios.

Our long-term success largely depends on our ability to market innovative and appealing competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies and features critical to our products. Also, our currently pending or future patents applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

Furthermore, to the extent we do not file applications for patents domestically or internationally, we may not be able to prevent third parties from using our proprietary technologies or may lose access to technologies critical to our products in other countries.

52.As a direct-to-consumer Internet-based retailer, the Company will be subject to the risks all online retailers face.

The company employs third-party services for credit card transactions, and as operations continue the Company will continually harden its online assets and deploy additional layers of protection for its customers, its assets, and its continued operations. Consumers who are comfortable purchasing online are increasing as new consumers’ age into technology they have grown up with. Consumers who are not comfortable purchasing online are a decreasing number. There can be no assurance that consumers will continue to be comfortable with purchasing online and that the number of consumers comfortable with purchasing online will continue to increase.

53.As a new company, the Company does not have Enterprise Risk Management controls in place.

The Company does not have the benefit of having Enterprise Risk Management controls in place and its operations and execution may suffer from the lack of such controls. Currently the Company has the benefit of its sole officer and director, CEO Andy Ross.

Risks Related to Our Securities and Other Risks

54.An active and visible public trading market for our Common Stock may not develop.

We cannot predict whether an active market for our Common Stock will ever develop in the future. In the absence of an active trading market:

•Investors may have difficulty buying and selling or obtaining market quotations;

•Market visibility for shares of our Common Stock may be limited; and a lack of visibility for shares of our Common Stock may have a depressive effect on the market price for shares of our Common Stock.

Assuming we can find market makers to establish quotations for our Common Stock, we expect that our Common Stock will be quoted over-the-counter on a market operated by OTC Markets Group, Inc. These markets are relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than NASDAQ or the NYSE AMEX. No assurances can be given that our Common Stock, even if quoted on such markets, will ever actively trade on such markets, much less a senior market like NASDAQ or NYSE AMEX. In this event, there would be a highly illiquid market for our Common Stock and you may be unable to dispose of your Common Stock at desirable prices or at all. Moreover, there is a risk that our Common Stock could be delisted from its current tier of the OTC Market, in which case our stock may be quoted on markets even more illiquid.

55.The market price of our common stock may be volatile.

The market price for our Common Stock may be volatile and subject to wide fluctuations in response to factors including the following:

•Our ability to successfully bring any of our proposed or planned products to market;

•Actual or anticipated fluctuations in our quarterly or annual operating results;

•Changes in financial or operational estimates or projections;

•Conditions in markets generally;

•Changes in the economic performance or market valuations of companies similar to ours;

•Announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•Our intellectual property position; and

•General economic or political conditions in the United States or elsewhere.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our Common Stock.

56.Because we were engaged in a transaction that can be generally characterized as a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we were engaged in a transaction that can be generally characterized as a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of the Company since there is little incentive to brokerage firms to recommend the purchase of the common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

57.Our Company may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

Before the merger transaction, American Rebel Holdings, Inc. conducted due diligence on our Company customary and appropriate for a transaction similar to the merger transaction. American Rebel, Inc. has completed an audit of its financial results for the years ending December 31, 2015 and December 31, 2016. However, the due diligence process may not reveal all material liabilities of our Company currently existing or which may be asserted in the future against our Company relating to its activities before the consummation of the merger transaction. In addition, the Stock Purchase and Exchange Agreement contains representations with respect to the absence of any liabilities. However, there can be no assurance that our Company will not have any liabilities upon the closing of the merger transaction that we are unaware of or that we will be successful in enforcing any indemnification provisions or that such indemnification provisions will be adequate to reimburse us. Any such liabilities of our Company that survive the merger transaction could harm our revenues, business, prospects, financial condition and results of operations.

58.There will be a significant number of shares of common stock eligible for sale, which could depress the market price of such stock.

We will have approximately 17,421,000 shares of common stock and warrants to purchase 500,000 shares of common stock issued or issuable to the American Rebel shareholders. Although these shares may be subject to a lock-up agreement for a period of no more than one year, a large number of shares of our common stock would become available for sale in the public market, which could harm the market price of the stock.

59.Our largest stockholders will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Our largest shareholder, ABA Rebels, LLC owns over 27% of our fully diluted outstanding shares and our CEO, Mr. Ross owns approximately 27% of our outstanding shares. As a result, Mr. Ross and ABA Rebels, LLC will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Ross also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

60.We currently do not have any independent directors on our Board, which limits our ability to establish effective independent corporate governance procedures.

Our board of directors has significant control over us and we have not established committees comprised of independent directors. We have only one director, who holds executive officer positions and is not independent. Accordingly, he has significant control over all corporate issues. We do not have an audit, compensation, governance or nominating committee comprised of independent directors. Our Board as a whole currently performs these functions. Thus, there is a potential conflict in that our sole director is also engaged in management and participate in decisions concerning management compensation and audit issues, among other issues, that may affect management performance.

Although we intend to add additional members to our Board of Directors as qualified candidates become available, until we have a board of directors that would include a majority of independent members, if ever, there will be limited or no independent oversight of our directors’ decisions and activities.

61.Material weaknesses may exist when the Company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements.

The Company is required to provide management’s report on the effectiveness of internal control over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of Sarbanes-Oxley. Material weaknesses may exist when the Company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements under the Exchange Act or Section 404 of Sarbanes-Oxley following the completion of the merger transaction. The existence of one or more material weaknesses would preclude a conclusion that the Company maintains effective internal control over financial reporting. Such a conclusion would be required to be disclosed in the Company’s future Annual Reports on Form 10-K and could harm the Company’s reputation and cause the market price of its common stock to drop.

62.Anti-takeover provisions that may be in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

The Company’s certificate of incorporation and bylaws may contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

63.If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock after the consummation of the merger transaction will likely be less than $5.00 per share and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•Make a special written suitability determination for the purchaser;

•Receive the purchaser’s prior written agreement to the transaction;

•Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks”

•and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

64.The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTC Market securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements are less stringent than those of the stock exchanges such as NASDAQ. Patterns of fraud and abuse include:

•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

65.We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our common stock. We plan to retain any future earning to finance growth.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS CURRENT REPORT ON FORM 10-K, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT THERE MAY BE OTHER POSSIBLE RISKS THAT COULD BE IMPORTANT.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The company maintains its warehouse and shipping operations at 9641 Lackman Road, Lenexa, KS 66219; but utilizes 718 Thompson Lane, Suite 108-199, Nashville, TN 37204 as its primary address. The lease agreement at 9641 Lackman Road, Lenexa, KS, is in the name of American Rebel Holdings, Inc. The wholly owned subsidiary American Rebel, Inc. maintains 718 Thompson Lane, Suite 108-199, Nashville, TN address.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCQB under the symbol “AREB,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We obtained the AREB symbol on February 1, 2017.

Shareholders of Record

As of May 15, 2018, an aggregate of 24,137,667 shares of our common stock were issued and outstanding and owned by 50 shareholders of record.

Recent Sales of Unregistered Securities

Securities Issued In Connection With The Merger.

On June 19, 2017, the Company issued 17,421,000 shares of its common stock and issued warrants to purchase 500,000 shares of common stock to the shareholders of American Rebel, Inc. This issuance was completed in accordance with Section 4(2) of the Securities Act in an offering without any public offering or distribution. These shares and equity instruments are restricted securities and include an appropriate restrictive legend when issued.

The shares were issued as exempted transactions under Section 4(2) and/or Regulation S of the Securities Act of 1933. They are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes only without a view for distribution. Furthermore, they had access to information concerning the Company and our business prospects; there was no general solicitation or advertising for the purchase of the securities; and the securities are restricted pursuant to Rule 144 and include an appropriate restrictive legend.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forwar-looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward-looking statement. We undertake no obligation to update publicly any forward-looking statements.

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

We are a development stage company and have limited financial resources. We have not established a firm source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report filed on May 15, 2018 and included with our Form 10-K emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative concealed carry products. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and CEO, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest-growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of tens of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by over 2 million people. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

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

Results of Operations for the fiscal year ended December 31, 2017

Revenue and cost of goods sold

For the year ended December 31, 2017, we reported Sales of $46,396, compared to Sales of $7,103 for the year ended December 31, 2016. For the year ended December 31, 2017, we reported Cost of Sales of $17,785, compared to Cost of Sales of $2,463 for the year ended December 31, 2016. For the year ended December 31, 2017, we reported Gross Profit of $28,611, compared to Gross Profit of $4,640 for the year ended December 31, 2016. Sales of our products began during the fourth quarter of 2016.

Expenses

Total operating expenses for the year ended December 31, 2017 were $2,708,371 compared to $1,357,184 for the year ended December 31, 2016 as further described below.

For the year ended December 31, 2017, we incurred consulting and business development expenses of $2,009,161, compared to consulting and business development expenses of $519,050 for the year ended December 31, 2016. The increase in consulting and business development expenses relates primarily to expansion of activities in preparation of 2017 product launch and included a compensation payment of $1,400,000 that was paid through issuance of 2,800,000 shares of common stock and warrants to purchase 500,000 shares of common stock.

For the year ended December 31, 2017, we incurred product development expenses of $64,376, compared to product development expenses of $146,870 for the year ended December 31, 2016. The change in product development expenses relates primarily to change of activities in preparation of several 2017 product launches.

For the year ended December 31, 2017, we incurred marketing and brand development expenses of $347,521, compared to marketing and brand development expenses of $418,079 for the year ended December 31, 2016. The change in marketing and brand development expenses relates primarily to change of activities in preparation of several 2017 product launches.

For the year ended December 31, 2017, we incurred general and administrative expenses of $226,184, compared to general and administrative expenses of $215,521 for the year ended December 31, 2016. The increase relates primarily to an increase in professional, consulting and operating fees due to the merger completed in June 2017 and the acceleration in our activities in connection with our planned 2017 product launches.

For the year ended December 31, 2017, we incurred depreciation expense of $61,129, compared to depreciation expense of $57,663 for the year ended December 31, 2016. The increase relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our planned 2017 product launches.

Other income and expenses

For the year ended December 31, 2017, we incurred interest expense of $283,079, compared to interest expense of $40,962 for the year ended December 31, 2016. During the year ended December 31, 2017, we recorded $120,000 in interest expense by amortization of the discount of $125,000 recorded for the issuance of 250,000 shares of common stock in connection with a working capital loan. For the year ended December 31, 2017, we reported a gain on sale of equipment of $20,000, compared to a gain on sale of equipment of $0 for the year ended December 31, 2016. For the year ended December 31, 2017, we reported licensing income of $0, compared to licensing income of $30,000 for the year ended December 31, 2016.

Net Loss

Net loss for the year ended December 31, 2017 amounted to $2,942,838, resulting in a loss per share of $0.15, compared to $1,363,505 for the year ended December 31, 2016, resulting in a loss per share of $0.10. The increase in the net loss from the year ended December 31, 2016 to the year ended December 31, 2017 is primarily due to the investment in compensation, increased inventory and marketing in conjunction with our 2017 product launches.

Liquidity

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $915,455 at December 31, 2016 and $302,023 at December 31, 2017, and have incurred a deficit of $5,285,855 from inception to December 31, 2017. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the year ended December 31, 2017, we raised net cash of $0 by issuance of common shares, as compared to $583,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we raised net cash of $1,524,164 through the issuance of convertible promissory notes, as compared to $0 for the year ended December 31, 2016. During the year ended December 31, 2017, we raised net cash of $300,000 through the issuance of promissory notes secured by specific inventory, as compared to $0 for the year ended December 31, 2016. During the year ended December 31, 2017, we repaid $139,275 on loans received from our CEO, as compared to $117,680 that we received in loans from our CEO during the year ended December 31, 2016.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN REBEL HOLDINGS, INC.

(formerly known as CubeScape, Inc.)

DECEMBER 31, 2017

PLS CPA, A PROFESSIONAL CORP.

4725 MERCURY STREET #210 SAN DIEGO CALIFORNIA 92111

TELEPHONE (858)722-5953 FAX (858) 761-0341 FAX (858) 433-2979

_________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

American Rebel Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue sufficient to cover operating costs and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA

PLS CPA,

A Professional Corp.

We have served as the Company’s auditor since 2014.

May 17, 2018

San Diego, CA. 92111

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$70,798	$-
Prepaid expense	116,156	13,500
Inventory	479,233	137,905
Inventory deposits	71,440	84,969
Total Current Assets	737,627	236,374

Property and Equipment, net	191,046	234,188

OTHER ASSETS:
Lease Deposit	6,841	-
Investment	-	35,000
Total Other Assets	6,841	35,000

TOTAL ASSETS	$935,514	$505,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Overdraft	$-	$373
Accounts payable and accrued expense	285,419	163,799
Accrued Interest – Convertible Debenture – Related Party	240,893	-
Loan – Officer - Related party	81,881	221,155
Loan – Related party	-	584,187
Loan – Working Capital	277,223	-
Loans - Nonrelated parties	154,235	182,315
Total Current Liabilities	1,039,651	1,151,829

Convertible Debenture –Related party	2,135,000	-
TOTAL LIABILITIES	3,174,651	1,151,829

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 23,771,000 and 14,621,000 issued and outstanding, respectively at December 31, 2017 and December 31, 2016	23,771	14,621
Additional paid in capital	3,022,947	1,682,129
Accumulated deficit	(5,285,855)	(2,343,017)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,239,137)	(646,267)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$935,514	$505,562

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2017	For the year ended December 31, 2016
Revenue	$46,396	$7,103
Cost of goods sold	17,785	2,463
Gross margin	28,611	4,640

Expenses:
Consulting – business development	2,009,161	519,050
Product development costs	64,376	146,870
Marketing and brand development costs	347,521	418,079
Administrative and other	226,184	215,522
Depreciation expense	61,129	57,663
	2,708,371	1,357,184
Operating income (loss)	(2,679,759)	(1,352,544)

Other Income (Expense)
Licensing income	-	30,000
Interest expense	(283,079)	(40,962)
Gain on sale of assets	20,000	-
Net income (loss) before income tax provision	(2,942,838)	(1,363,506)
Provision for income tax	-	-
Net income (loss)	$(2,942,838)	$(1,363,506)
Basic and diluted income (loss) per share	$(0.15)	$(0.10)
Weighted average common shares outstanding - basic and diluted	19,515,000	14,038,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2015	13,455,000	$13,455	$1,100,295	$(979,511)	$134,239

Sale of Common stock	1,166,000	1,166	581,834	-	583,000

Net loss	-	-	-	(1,363,506)	(1,363,506)

Balance – December 31, 2016	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	3,150,000	3,150	1,571,850	-	1,575,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,032)	-	(225,032)

Net loss	-	-	-	(2,942,838)	(2,942,838)

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2017	For the year ended December 31, 2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,942,838)	$(1,363,506)
Depreciation	61,129	57,663
Gain on sale of assets	(20,000)	-
Compensation paid through issuance of common stock	1,400,000	-
Amortization of loan discount	120,000	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expenses	(46,823)	24,315
Change in inventory	(341,329)	(137,905)
Change in inventory deposits	13,530	(84,969)
Change in accounts payable and accrued expense	212,828	163,768
Net Cash (Used in) Operating Activities	(1,543,503)	(1,340,634)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	(17,987)	(8,101)
Lease Deposit	(6,841)	-
Investment in Cubescape, Inc.	-	(35,000)
Net Cash (Used in) Operating Activities	(24.828)	(43,101)

CASH FLOW FROM FINANCING ACTIVITIES:
Overdraft	(373)	373
Cash received through merger with American Rebel, Inc.	469	-
Proceeds from sale of common stock	-	583,000
Proceeds (repayments) of loans – officer - related party	(139,275)	221,155
Proceeds of convertible debentures	1,524,164	584,187
Proceeds of working capital loan	300,000	-
Repayment of loans – nonrelated party	(45,856)	(95,571)
Net Cash Provided by Financing Activities	1,639,129	1,293,144

CHANGE IN CASH	70,798	(90,591)

CASH AT BEGINNING OF PERIOD	-	90,591

CASH AT END OF PERIOD	$70,798	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,502	$34,838
Income taxes	$-	$-

Non-cash investing and financing activities:
Investment eliminated through merger and consolidation	$35,000	$-
Vehicles acquired through assumption of loans	$-	$277,886
Debt assumed to acquire vehicles	$-	$277,886

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Fixed assets and depreciation

Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from five to seven years.

Investment

During June 2016, American Rebel, Inc. purchased a 60% controlling interest in the Company with the intent to merge. The merger was completed on June 19, 2017 and has been accounted for as a reverse merger with comparative financial history being that of American Rebel, Inc., its wholly owned subsidiary.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $347,521 and $418,079 for the years ended December 31, 2017 and 2016, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and December 31, 2016, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock-based compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During June, 2017, and prior to the merger, the Company recorded $1,400,000 in compensation expense for the issuance of 2,800,000 shares of common stock. The Company recorded $120,000 in interest expense and $5,000 in loan discount for the issuance of 250,000 shares of common stock in connection with a working capital loan In July, 2017. During August 2017, the Company recorded $50,000 in prepaid expense for the issuance of 100,000 shares of common stock in connection with purchase of an exclusive trade show booth space. The common stock was valued at a price of $0.50 per share consistent with earlier sales of common stock by American Rebel, Inc. as well as the present conversion price of the Company’s convertible debentures.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2017 and December 31, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended December 31, 2017 and 2016, respectively, no income tax expense has been recorded.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2017 and believes that none have a material effect on the Company’s financial statements except for the following.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The objective of ASU 2016-02 is to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU 2016-02 is permitted. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows, to create consistency in the classification of eight specific cash flow items. This standard is effective for calendar-year SEC registrants beginning in 2018. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230), which amends the existing guidance relating to the disclosure of restricted cash and restricted cash equivalents on the statement of cash flows. ASU 2016-18 is effective for the fiscal year beginning after December 15, 2017, and interim periods within that fiscal year, and early adoption is permitted. The Company is evaluating the impact of adoption of ASU 2016-18 on its Consolidated Statements of Cash Flows.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718)-Scope of Modification Accounting, to provide guidance on determining which changes to terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260)-Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of the ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments in Part II recharacterize the indefinite deferral of certain provisions of Topic 480 with a scope exception and do not have an accounting effect. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting, and increase the transparency of hedging programs. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company is evaluating the effects adoption of this guidance will have on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2017 and 2016 of ($2,942,838) and ($1,363,505) , respectively. The Company’s accumulated deficit was ($5,285,855) as of December 31, 2017 and ($2,343,017) as of December 31, 2016. The Company’s working capital deficit was ($302,023) as of December 31, 2017 and a deficit of ($915,455) as of December 31, 2016. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. Management believes holders of its warrants will execute their outstanding warrants generating investment capital for the Company. Management is also in discussion with several investment banks and broker dealers regarding the initiation of a capital campaign.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	December 31, 2017	December 31, 2016

Inventory - Finished goods	$479,233	$137,905
Inventory deposits	71,440	84,969
	550,673	222,874
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$550,673	$222,874

NOTE 4 – INVESTMENT

During June 2016, American Rebel, Inc. purchased a 60% controlling interest the Company with the intent to merge. The merger was completed on June 19, 2017 and American Rebel, Inc. has become a wholly-owned subsidiary. The transaction has been recorded as a reverse merger with the consolidated ongoing history of the Company being that of American Rebel, Inc. The $35,000 investment in CubeScape, Inc has been eliminated in consolidation and netted into additional paid-in capital.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31, 2017	December 31, 2016

Marketing equipment	$32,261	$14,274
Vehicles	277,886	277,886
	310,147	292,160
Less: Accumulated depreciation	(119,101)	(57,972)
Net property and equipment	$191,046	$234,188

For the years ended December 31, 2017 and 2016 we recognized $61,129 and $57,663 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 6 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2016 was $221,155. During the year ended December 31, 2017, the company repaid $139,275 of these loans resulting in a balance at December 31, 2017 of $81,880. These loans are due on demand and carry no interest.

During the year ended December 31, 2017, the Company entered into several convertible debt instruments with stockholders in the amount of $1,535,000, for a total of $2,135,000. The Company accrued interest expense on this convertible debt of $195,805, for a total of $240,893 at December 31, 2017. Of this amount borrowed under the convertible debt, $2,078,787 was loaned to American Rebel, Inc., the Company’s former majority stockholder and now the Company’s wholly owned subsidiary, as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority stockholder also used the proceeds of these loans to purchase inventory of its initial product scheduled to launch during 2017. This loan is eliminated in consolidation.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s sole officer and director. Compensation for Mr. Ross was $200,000 and $187,500, respectively for the years ended December 31, 2017 and 2016. Mr. Ross received a grant of 1,000,000 shares of American Rebel, Inc. common stock, valued at $0.50 per share in June 2017, prior to the acquisition. These shares were part of the 6,500,000 shares that Mr. Ross exchanged for Company common stock in the acquisition of American Rebel, Inc. completed on June 19, 2017.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 7 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016

Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through July 2020 when the remaining balance is payable.	$70,649	$78,345

Loan secured by a Ford truck, payable in monthly payments of $1,742 including interest at1% per annum through October 2018.	15,542	35,926

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	68,044	68,044

Total recorded as current liability	$154,235	$182,315

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 8 – NOTES PAYABLE – WORKING CAPITAL

On July 6, 2017, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $250,000 with an interest rate of 12% per annum to a private investor, and current stockholder. The note is secured by a pledge of the Company’s current inventory and the chief executive officer’s personal guaranty. This working capital note requires payments equal to 75% of current sales and matured in January 2018. The Company continues to make payments based on the percentage of current sales. In December 2017, the investor advanced an additional $50,000 in connection with this note, and in January 2018 and March 2018, the investor advanced a total of another $50,000 in connection with this note. In connection with this note, the Company issued 250,000 shares of its common stock to the noteholder valued at $0.50 per share for a total of $125,000. The fair value of the common stock issued was recorded as a discount to the note payable. The discount will be amortized over the term of the agreement to interest expense using the straight-line method that approximates the effective interest method. As of December 31, 2017, the discounted outstanding balance due on the working capital note was $277,223, including discount of $5,000.

NOTE 9- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $2,135,000 in the form of 12% three-year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase 2,135,000 shares of the Company’s common stock at $1.00 per share. As of December 31, 2017, the Company received $2,135,000 under this convertible debenture. The Company received an additional $120,000 in 2018 (see Note 12 – Subsequent Events).

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 4,270,000 (plus 487,630 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at December 31, 2017.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and fair value measurement under ASC 820 and determined that the beneficial conversion feature under the convertible debenture should be recorded as a discount to debt if market was more than the conversion feature.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 9- CONVERTIBLE DEBENTURE – RELATED PARTY (CONTINUED)

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

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. The Company has not had any market activity within its public market. Private transactions between willing buyers and willing sellers have ranged from $0.02 to $0.50 per share. These transactions were not conducted through a broker-dealer network.

As of December 31, 2017, the outstanding balance due the convertible debentures holders was $2,135,000, including $0 in original issue discount or interest.

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

The fair value of the conversion feature of the financial instrument as of December 31, 2017 was $0. The Company did not record any expense associated with the embedded derivatives at December 31, 2017. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is higher than market as there have been no sales of the Company’s common stock.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 11 – INCOME TAXES

At December 31, 2017 and December 31, 2016, the Company had a net operating loss carryforward of $5,285,855 and $2,343,017, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	December 31, 2017	December 31, 2016
Deferred tax asset:
Net operating loss carryforward	$1,110,030	$820,056
Total deferred tax asset	1,110,030	820,056
Less: Valuation allowance	(1,110,030)	(820,056)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2017 and December 31, 2016 was $1,110,030 and $820,056, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2017 and December 31, 2016 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for and as of December 31, 2016:

Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

Reconciliation between statutory rate and the effective tax rate for and as of December 31, 2017:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 12 – SHARE CAPITAL (CONTINUED)

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

At December 31, 2017 and December 31, 2016, there were 23,771,000 and 14,621,000 shares of common stock issued and outstanding, respectively.

NOTE 13 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three-year warrants to purchase 2,135,000 shares of the Company’s common stock at $1.00 per share. In conjunction with sale of convertible debt subsequent to December 31, 2017, the Company issued warrants to purchase an additional 120,000shares on identical terms.

On June 19, 2017, the Company issued five-year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share as compensation.

As of December 31, 2017, there were 2,635,000 warrants issued and outstanding. As of December 31, 2016, there were 600,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at December 31, 2017. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 13 – WARRANTS AND OPTIONS (CONTINUED)

	December 31, 2017	December 31, 2016

Stock Price	$.01	$.01
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	111.7%	118.0%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	1.98%	0.88%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2017. We had no warrant activity during the year ended December 31, 2016.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2016	600,000	$1.00	1.74 years	-
Granted	2,035,000	$0.88	2.93 years	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2017	2,635,000	$0.91	2.66 years	-

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for warehouse and shipping space in Lenexa, Kansas which expires in January 2021. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,
2018	$78,115
2019	82,088
2020	82,088
2021	3,972
Total	$246,263

Rent costs totaled approximately $32,288 and $34,944 for years ended December 31, 2017 and 2016, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2017 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to December 31, 2017, the Company received an additional $50,000 under the notes payable – working capital – related party (NOTE 8 – NOTES PAYABLE – WORKING CAPITAL) for a total borrowed of $350,000.

Subsequent to December 31, 2017, the Company received an additional $120,000 under the convertible debenture – related party (see Note 9 – Convertible Debenture – Related Party) for a total of $2,255,000 and issued an additional 120,000 warrants (see Note 12 – Warrants and Options.)

Subsequent to December 31, 2017, the Company received a loan in the amount of $200,000 secured by specific inventory. The note accrues interest at the rate of 12% per annum, requires monthly payment based on sales of that specific inventory and matures December 31, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of American Rebel Holdings, Inc. as of December 31, 2017.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Charles A. Ross, Jr.	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting office	51	June 9, 2016

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

Director Nominations

As of December 31, 2017, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal year ended December 31, 2017 and 2016, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
(1) Charles A. Ross, Jr.	2016(1)	−	−	−	−	−	−	187,500	187,500
CEO, CFO and Director	2017			500,000				200,000	700,000

David Estus	2015(2)	−	−	−	−	−	−	−	−
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

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended December 31, 2017 and December 31, 2016.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2017 and December 31, 2016.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2017.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David Estus(1)	$-	$-	$-	$-	$-	$-	$-
Charles A. Ross, Jr.	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Estus provided services to the Company until June 9, 2016 when he resigned as our sole officer and director in connection with our change in control transaction.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of May 15, 2018, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Charles A. Ross, Jr.(2)	6,500,000	27.46%

Directors and executive officers as a group (1 Person)	6,500,000	27.46%

ABA Rebels, LLC (3) 9274 Kingston Pike, Suite 406, Knoxville, Tennessee 37922	6,360,000	23.97%

Robert Lucas (4)	1,300,000	5.49%

Douglas Grau (5)	2,000,000	8.45%

(1) Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 1026 16th Avenue South, Nashville, Tennessee 37212.

(2) Chairman, President, Chief Executive Officer and Director. As part of the share exchange which occurred on June 16, 2017 Mr. Charles A. Ross, Jr. received 6,500,000 shares of the Company. Mr. Ross received a grant of 1,000,000 shares of Rebel common stock on June 15, 2017 prior to the Exchange. Mr. Ross was a greater than 10% shareholder of Rebel prior to the share exchange. Mr. Ross claims beneficial ownership of 6,500,000 shares of the Company’s common stock.

(3) As part of the share exchange which occurred on June 16, 2017 ABA Rebels, LLC (“ABA”) received 1,625,000 shares of the Company. ABA was a greater than 10% shareholder of Rebel prior to the share exchange. ABA owns an additional 1,875,000 shares of common stock. ABA beneficially owns 2,860,000 shares of common stock pursuant to a convertible note (see #4 above). ABA in addition to the convertible note was issued warrants to purchase 1,430,000 shares of common stock at $1.00 per share (see #4 above). ABA claims beneficial ownership of 6,360,000 shares of the Company’s common stock which includes shares underlying the convertible note but does not include the warrants due to their 3 year term and expiry. William D. King, managing member of ABA may be deemed to be a control person of the shares owned by such entity. Mr. King disclaims beneficial ownership of these shares.

(4) As part of the share exchange which occurred on June 16, 2017 Robert Lucas received 525,000 shares of the Company and a warrant to purchase 250,000 shares of stock at a price of $0.50 per share for five years. Mr. Lucas received a grant of 250,000 shares and a warrant to purchase 250,000 shares of Rebel common stock on June 15, 2017 prior to the Exchange. Mr. Lucas was a greater than 5% shareholder of Rebel prior to the share exchange. Mr. Lucas owns an additional 775,000 shares of common stock. Mr. Lucas claims beneficial ownership of 1,300,000 shares of the Company’s common stock.

(5) As part of the share exchange which occurred on June 16, 2017 Douglas Grau received 2,000,000 shares of the Company. Mr. Grau received a grant of 500,000 shares of Rebel common stock on June 15, 2017 prior to the Exchange. Mr. Grau was a greater than 10% shareholder of Rebel prior to the share exchange. Mr. Grau claims beneficial ownership of 2,000,000 shares of the Company’s common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address was 1854 Oxford Avenue, Cardiff-by-the-Sea, California 92007. This space was provided to us by Mr. Estus. Mr. Estus charged us $500 per month and paid for all utilities and other maintenance costs for the facilities. There wasno written lease agreement. The arrangement ended in June 2016 and Mr. Estus forgave the accrued and unpaid rent.. We presently are provided office space by our majority shareholder, American Rebel, Inc. at no charge.

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

During September and October 2016 the Company made net loans totaling $584,187 to American Rebel, Inc., its control shareholder, a related party. American Rebel, Inc owned sixty percent (60%) of the outstanding common stock of the Company. The loans are not interest bearing and are payable on demand. During 2017 the Company increased the amount of these loans to $2,078,787. The company acquired American Rebel Inc in a reverse merger transaction in June 2017. These loan balances are eliminated in consolidation at December 31, 2017.

During September and October 2016, the Company entered into a convertible debt instrument with ABA Rebels, LLC, a shareholder of its majority shareholder in the amount of $600,000. Of this amount, $584,187 was then loaned to the Company’s largest shareholder as working capital to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority shareholder also used the proceeds of these loans to purchase inventory for its product launch planned for the second quarter of 2017. Subsequent to yearend, the Company has issued Convertible debt under the same terms to obtain an additional $325,000, of which substantially all has been loaned to American Rebel, Inc., its majority shareholder. During 2017 the Company increased the amount of these convertible debt instruments to $2,135,000. The company acquired American Rebel Inc in a reverse merger transaction in June 2017.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2017 and December 31, 2016 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2017 and 2016 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2017	December 31, 2016
Audit fees (1)	$29,000	$23,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$29,000	$23,000

Notes:

(1) Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2017 and December 31, 2016.

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

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: May 17, 2018	By:	/s/ Charles A. Ross
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

Signatures	Title(s)	Date

/s/ Charles A. Ross Charles A. Ross	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 17, 2018