Form 10-K/A
period 2017-12-31
AMERICAN REBEL HOLDINGS INC
filed 2018-05-21
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $141,376 as of May 1, 2018.** (last price our common stock was sold at was $0.01 per share on December 11, 2015)

The number of shares of the registrant’s common stock outstanding as of May 1, 2017 was 24,137,667 shares.

Documents incorporated by reference: None

EXPLANATORY NOTE

American Rebel Holdings, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on May 17, 2018, to submit the Interactive Data File (as defined in Rule 11 of Regulation S-T) for that fiscal year as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 was omitted from the Form 10-K in accordance with the 30-day grace period provided under Rule 405(a)(2)(ii) of Regulation S-T.

Except as set forth above, this Form 10-K/A does not modify or update any of the disclosure in the Form 10-K. This Form 10-K/A speaks as of the time of filing of the Form 10-K, does not reflect events that may have occurred subsequent to such filing, and does not modify or update in any way disclosure made in the Form 10-K.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this Annual Report on Form 10-K

(a)Exhibits

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

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: May 18, 2018	By:	/s/ Charles A. Ross
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

Signatures	Title(s)	Date

/s/ Charles A. Ross Charles A. Ross	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 18, 2018