Form 10-Q
period 2018-03-31
AMERICAN REBEL HOLDINGS INC
filed 2018-06-28
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of June 20, 2018 was 24,237,667 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,490	$70,798
Prepaid expense	71,488	116,156
Inventory	472,305	479,233
Inventory deposits	171,440	71,440
Total Current Assets	735,724	737,627

Property and Equipment, net	175,539	191,046

OTHER ASSETS:
Lease Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$918,104	$935,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Overdraft	$-	$-
Accounts payable and accrued expense	306,959	285,419
Accrued Interest – Convertible Debenture – Related Party	320,778	240,893
Loan – Officer - Related party	75,451	81,881
Loan – Working Capital	512,876	277,223
Loans - Nonrelated parties	145,199	154,235
Total Current Liabilities	1,361,263	1,039,651

Convertible Debenture –Related party	2,160,000	2,135,000
TOTAL LIABILITIES	3,521,263	3,174,651

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,237,667 and 23,771,000 issued and outstanding, respectively at March 31, 2018 and December 31, 2017	24,238	23,771
Additional paid in capital	3,285,814	3,022,947
Accumulated deficit	(5,913,212)	(5,285,855)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,603,160)	(2,239,137)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$918,104	$935,514

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2018 (unaudited)	For the three months ended March 31, 2017 (unaudited)
Revenue	$28,316	$6,166
Cost of goods sold	11,605	1,882
Gross margin	16,711	4,284

Expenses:
Consulting – business development	129,882	147,780
Product development costs	7,936	15,276
Marketing and brand development costs	223,154	70,662
Administrative and other	181,097	48,342
Depreciation expense	15,507	14,608
	557,577	296,668
Operating income (loss)	(540,866)	(292,384)

Other Income (Expense)
Interest expense	(86,491)	(8,824)
Net income (loss) before income tax provision	(627,357)	(301,208)
Provision for income tax	-	-
Net income (loss)	$(627,357)	$(301,208)
Basic and diluted income (loss) per share	$(0.03)	$(0.02)
Weighted average common shares outstanding - basic and diluted	24,160,000	14,621,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2016	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	3,150,000	3,150	1,571,850	-	1,575,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,032)	-	(225,032)

Net loss	-	-	-	(2,942,838)	(2,942,838)

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)

Common Stock issued as compensation.	466,667	467	262,867	-	263,334

Net loss	-	-	-	(627,357)	(627,357)

Balance – March 31, 2018 (unaudited)	24,237,667	$24,238	$3,285,814	$(5,913,212)	$(2,603,160)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2018 (unaudited)	For the three months ended March 31, 2017 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(627,357)	$(301,208)
Depreciation	16,340	14,608
Compensation paid through issuance of common stock	157,483	-
Amortization of loan discount	5,000	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in prepaid expenses	75,086	(66,500)
Change in inventory	6,928	(144,903)
Change in inventory deposits	(100,000)	18,770
Change in accounts payable and accrued expense	176,025	(32,430)
Net Cash (Used in) Operating Activities	(290,495)	(511,664)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Investment in Cubescape, Inc.	-	-
Net Cash (Used in) Operating Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Overdraft	-	(373)
Cash received through merger with American Rebel, Inc.	-	-
Proceeds loans from Cubescape, Inc	-	563,500
Proceeds (repayments) of loans – officer - related party	(6,430)	-
Proceeds of convertible debentures	25,000	-
Proceeds of working capital loan	250,000	-
Repayment of loans – nonrelated party	(28,383)	(13,362)
Net Cash Provided by Financing Activities	240,187	549,764

CHANGE IN CASH	(50,308)	38,100

CASH AT BEGINNING OF PERIOD	70,798	-

CASH AT END OF PERIOD	$20,490	$38,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$18,047	$8,824
Income taxes	$-	$-

Non-cash investing and financing activities:
Investment eliminated through merger and consolidation	$-	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2017 and notes thereto contained. And the Current Report filed on Form 8-K of the Company dated June 19, 2017.

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

MARCH 31, 2018

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $223,154 and $70,662 for the three-month periods ended March 31, 2018 and 2017, respectively.

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

During June, 2017, and prior to the merger, the Company recorded $1,400,000 in compensation expense for the issuance of 2,800,000 shares of common stock. During 2017, the Company recorded $120,000 in interest expense and $5,000 in loan discount for the issuance of 250,000 shares of common stock in connection with a working capital loan. During August 2017, the Company recorded $50,000 in prepaid expense for the issuance of 100,000 shares of common stock in connection with purchase of an exclusive trade show booth space. The common stock was valued at a price of $0.50 per share consistent with earlier sales of common stock by American Rebel, Inc. as well as the present conversion price of the Company’s convertible debentures. The deferred interest of $5,000 and the prepaid expense of $50,000 were charged to expense in January 2018.

During January, 2018, the Company recorded $157,483 in compensation expense, increased prepaid expense $31,251, and reduced Accrued expense $74,600 with the issuance of 466,667 shares of common stock. The common stock was valued at prices of $0.50 and $0.60 per share consistent with earlier sales of common stock by American Rebel, Inc. as well as the present conversion price of the Company’s convertible debentures and negotiation with a vendor.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2018 and December 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three month period ended March 31, 2018 and 2017, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2018 and believes that none have a material effect on the Company’s financial statements except for the following.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements (continued)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the three months ended March 31, 2018 and 2017 of ($627,357) and ($301,208), respectively. The Company’s accumulated deficit was ($5,913,212) as of March 31, 2018 and ($5,285,855) as of December 31, 2017. The Company’s working capital deficit was ($625,540) as of March 31, 2018 and a deficit of ($355,083) as of December 31, 2017. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	March 31, 2018 (unaudited)	December 31, 2017 (audited)

Inventory - Finished goods	$472,305	$479,233
Inventory deposits	171,440	71,440
	643,745	550,673
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$643,745	$550,673

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	March 31, 2018 (unaudited)	December 31, 2017 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(134,608)	(119,101)
Net property and equipment	$175,539	$191,046

For the three months ended March 31, 2018 and 2017 we recognized $15,507 and $14,608 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 6 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2017 was $81,881. During the three months ended March 31, 2018, the company repaid $6,430 of these loans resulting in a balance at March 31, 2018 of $75,451. These loans are due on demand and carry no interest.

During the three months ended March 31, 2018, the Company entered into convertible debt instruments with stockholders in the amount of $25,000, for a total of $2,160,000. The Company accrued interest expense on this convertible debt of $63,444, for a total of $259,249 at March 31, 2018. Of this amount borrowed under the convertible debt, substantially all was loaned to American Rebel, Inc., the Company’s former majority stockholder and now the Company’s wholly owned subsidiary, as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, marketing costs, and to purchase inventory. This loan is eliminated in consolidation.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s sole officer and director. Compensation for Mr. Ross was $50,000 and $50,000, respectively for the three months ended March 31, 2018 and 2017.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 7 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020.	$66,770	$70,649

Loan secured by a Ford truck, payable in monthly payments of $1,742 including interest at1% per annum through October 2018.	10,385	15,542

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	68,044	68,044

Total recorded as current liability	$145,199	$154,235

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 8 – NOTES PAYABLE – WORKING CAPITAL

On July 6, 2017, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $250,000 with an interest rate of 12% per annum to a private investor, and current stockholder. The note is secured by a pledge of the Company’s current inventory and the chief executive officer’s personal guaranty. This working capital note requires payments equal to 75% of current sales and matured in January 2018. The Company continues to make payments based on the percentage of current sales. In December 2017, the investor advanced an additional $50,000 in connection with this note, and in January 2018 and March 2018, the investor advanced a total of another $50,000 in connection with this note. In connection with this note, the Company issued 250,000 shares of its common stock to the note holder valued at $0.50 per share for a total of $125,000. The fair value of the common stock issued was recorded as a discount to the note payable. The discount was amortized over the initial term of the agreement to interest expense using the straight-line method that approximates the effective interest method. As of March 31, 2018, the outstanding balance due on the working capital note was $312,876.

On January, 2018, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $200,000 with an interest rate of 12% per annum to a private investor, and current stockholder. The note is secured by a pledge of certain of the Company’s inventory and the chief executive officer’s personal guaranty. This working capital note requires payments equal to 100% of sales of the specific inventory and matures December 31, 2018. As of March 31, 2018, the outstanding balance due on the working capital note was $200,000.

NOTE 9- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $2,160,000 in the form of 12% three year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase a total of 2,160,000shares of the Company’s common stock at $1.00 per share. As of March 31, 2018, the Company received $2,160,000 under this convertible debenture. The Company received an additional $95,000 in April 2018 (see Note 12 – Subsequent Events).

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 4,320,000 (plus 518,498 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at March 31, 2018.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 9- CONVERTIBLE DEBENTURE – RELATED PARTY (CONTINUED)

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

As of March 31, 2018, the outstanding balance due the convertible debentures holders was $2,160,000, including $0 in original issue discount or interest.

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

The fair value of the conversion feature of the financial instrument as of March 31, 2018 was $0. The Company did not record any expense associated with the embedded derivatives at March 31, 2018. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is higher than market as there have been no sales of the Company’s common stock.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 11 – INCOME TAXES

At March 31, 2018 and December 31, 2017, the Company had a net operating loss carryforward of $5,913,212 and $5,285,855, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$1,241,774	$1,110,030
Total deferred tax asset	1,241,774	1,110,030
Less: Valuation allowance	(1,241,774)	(1,110,030)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of March 31, 2018 and December 31, 2017 was $1,241,774 and $1,110,030, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2018 and December 31, 2017 and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of December 31, 2017:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.0)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 12 – SHARE CAPITAL (CONTINUED)

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

In January 2018, the Company issued 466,667 shares of its common stock to pay professional and consulting fees and recorded an expense based on fair market value of $0.50 and $0.60 per share for a total expense of $263,334.

At March 31, 2018 and December 31, 2017, there were 24,237,667 and 23,771,000 shares of common stock issued and outstanding, respectively.

NOTE 13 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three-year warrants to purchase 2,160,000 shares of the Company’s common stock at $1.00 per share. In conjunction with sale of convertible debt subsequent to March 31, 2018, the Company issued warrants to purchase an additional 95,000 shares on identical terms.

On June 19, 2017, the Company issued five year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share as compensation.

As of March 31, 2018, there were 2,660,000 warrants issued and outstanding. As of December 31, 2017, there were 2,635,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at March 31, 2018. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 13 – WARRANTS AND OPTIONS (CONTINUED)

	March 31, 2018 (unaudited)	December 31, 2017 (audited)

Stock Price	$0.01	$0.01
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	82.5%	111.7%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	2.39%	1.98%

Stock Purchase Warrant

The following table summarizes all warrant activity for the three months ended March 31, 2018. We had no warrant activity during the three months ended March 31, 2017.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2017	2,635,000	$0.91	2.66 years	-
Granted	25,000	$1.00	2.81 years	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at March 31, 2018	2,660,000	0.91	2.69 years	-

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2018 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to March 31, 2018, the Company received an additional $95,000 under the convertible debenture – related party (see Note 8 – Convertible Debenture – Related Party) for a total of $2,255,000 and issued an additional 95,000 warrants (see Note 12 – Warrants and Options.)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read along with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). The Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

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

Results of Operations

From inception through March 31, 2018, we have generated an operating deficit of $5,913,212. We expect to incur additional losses during the fiscal year ending December 31, 2018 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Three Months Ended March 31, 2018 Compared To Three Months Ended March 31, 2017

Revenue and cost of goods sold

For the three months ended March 31, 2018, we reported Sales of $28,316, compared to Sales of $6,166 for the three months ended March 31, 2017. For the three months ended March 31, 2018, we reported Cost of Sales of $11,605, compared to Cost of Sales of $1.882 for the three months ended March 31, 2017. For the three months ended March 31, 2018, we reported Gross Profit of $16,711, compared to Gross Profit of $4,284 for the three months ended March 31, 2017. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 were $557,577compared to $296,668 for the three months ended March 31, 2017 as further described below.

For the three months ended March 31, 2018, we incurred consulting and business development expenses of $129,882, compared to consulting and business development expenses of $147,780 for the three months ended March 31, 2017. The change in consulting and business development expenses relates primarily to expansion of activities in preparation of 2017 product launch.

For the three months ended March 31, 2018, we incurred product development expenses of $7,936, compared to product development expenses of $15,276 for the three months ended March 31, 2017. The change in product development expenses relates primarily to change of activities in preparation of several 2017 product launches.

For the three months ended March 31, 2018, we incurred marketing and brand development expenses of $223,154, compared to marketing and brand development expenses of $70,662 for the three months ended March 31, 2017. The change in marketing and brand development expenses relates primarily to expansion of activities including major trade shows in conjunction with the several 2017 product launches.

For the three months ended March 31, 2018, we incurred general and administrative expenses of $181,097, compared to general and administrative expenses of $48,342 for the three months ended March 31, 2017. The change relates primarily to a change in professional, consulting and operating fees due to the merger completed in June 2017 and the change in our activities in connection with our 2017 product launches.

For the three months ended March 31, 2018, we incurred depreciation expense of $15,507, compared to depreciation expense of $14,608 for the three months ended March 31, 2017. The change relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our 2017 product launches.

Other income and expenses

For the three months ended March 31, 2018, we incurred interest expense of $86,491, compared to interest expense of $8,824 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we recorded $5,000 in interest expense by amortization of the discount of $125,000 recorded for the issuance of 250,000 shares of common stock in connection with a working capital loan.

Net Loss

Net loss for the three months ended March 31, 2018 amounted to $627,357, resulting in a loss per share of $0.03, compared to $301,208 for the three months ended March 31, 2017, resulting in a loss per share of $0.02. The increase in the net loss from the three months ended March 31, 2017 to the three months ended March 31, 2018 is primarily due to the investment in compensation, inventory and marketing in conjunction of our 2017 product launches.

Liquidity and Capital Resources

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $355,083 at December 31, 2017 and $625,540 at March 31, 2018, and have incurred a deficit of $5,913,212 from inception to March 31, 2018. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the three months ended March 31, 2018, we raised net cash of $0 by issuance of common shares, as compared to $0 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we raised net cash of $25,000 through the issuance of convertible promissory notes, as compared to $0 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we raised net cash of $200,000 through the issuance of notes payable secured by inventory, as compared to $0 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we repaid $6,430 on loans received from our CEO, as compared to $0 that we repaid in loans from our CEO during the three months ended March 31, 2017.

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

Item 1a – Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2017 filed on May 17, 2018, to which reference is made herein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In January, 2018, the Company issued 466,667 shares of common stock in payment of professional and consulting fees.

Subsequent Issuances After Quarter-End

Subsequent to March 31, 2018, the Company received an additional $95,000 under the convertible debenture – related party (see Note 9 – Convertible Debenture – Related Party) for a total of $2,255,000 and issued an additional 95,000 warrants (see Note 12 – Warrants and Options.)

All of the above-described issuances were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption there from.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2018.

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

Dated: June 28, 2018

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer

and Principal Accounting Officer