Form 10-Q
period 2018-06-30
AMERICAN REBEL HOLDINGS INC
filed 2018-09-28
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 333-201707

AMERICAN REBEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199, Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 267-3235

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

The number of shares of the registrant’s common stock outstanding as of September 23, 2018 was 29,553,392 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,945	$70,798
Accounts Receivable	3,991	-
Prepaid expense	86,635	116,156
Inventory	444,402	479,233
Inventory deposits	171,440	71,440
Total Current Assets	739,413	737,627

Property and Equipment, net	160,032	191,046

OTHER ASSETS:
Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$906,286	$935,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Overdraft	$-	$-
Accounts payable and accrued expense	270,008	285,419
Accrued Interest – Convertible Debenture – Related Party	100,416	240,893
Loan – Officer - Related party	72,951	81,881
Loan – Related party	-	-
Loan – Working Capital	496,005	277,223
Loans - Nonrelated parties	139,510	154,235
Total Current Liabilities	1,078,890	1,039,651

Convertible Debenture –Related party, net of unamortized discount of $109,329 and zero, respectively	135,671	2,135,000
TOTAL LIABILITIES	1,214,561	3,174,651

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,553,392 and 23,771,000 issued and outstanding, respectively at June 30, 2018 and December 31, 2017	29,553	23,771
Additional paid in capital	6,058,361	3,022,947
Accumulated deficit	(6,396,189)	(5,285,855)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(308,275)	(2,239,137)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$906,286	$935,514

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2018 (unaudited)	For the three months ended June 30, 2017 (unaudited)

Revenue	$31,214	$12,031
Cost of goods sold	13,262	3,622
Gross margin	17,952	8,409

Expenses:
Consulting – business development	166,060	1,561,049
Product development costs	7,866	7,240
Marketing and brand development costs	172,021	136,595
Administrative and other	73,166	55,427
Depreciation expense	15,507	15,507
	434,620	1,775,818
Operating income (loss)	(416,669)	(1,767,409)

Other Income (Expense)
Licensing income	-	-
Gain on sale of assets	-	20,000
Interest expense	(66,309)	(12,865)
Net income (loss) before income tax provision	(482,978)	(1,760,273)
Provision for income tax	-	-
Net income (loss)	$(482,978)	$(1,760,274)
Basic and diluted income (loss) per share	$(0.02)	$(0.11)
Weighted average common shares outstanding - basic and diluted	27,633,000	15,905,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six months ended June 30, 2018 (unaudited)	For the Six months ended June 30, 2017 (unaudited)

Revenue	$59,530	$18,197
Cost of goods sold	24,868	5,504
Gross margin	34,662	12,693

Expenses:
Consulting – business development	295,942	1,709,610
Product development costs	15,802	22,516
Marketing and brand development costs	395,175	185,594
Administrative and other	254,263	124,651
Depreciation expense	31,014	30,115
	992,196	2,072,486
Operating income (loss)	(957,534)	(2,059,793)

Other Income (Expense)
Licensing income	-	-
Interest expense	(152,800)	(21,689)
Gain on sale of assets	-	20,000
Net income (loss) before income tax provision	(1,110,334)	(2,061,482)
Provision for income tax	-	-
Net income (loss)	$(1,110,334)	$(2,061,482)
Basic and diluted income (loss) per share	$(0.04)	$(0.14)
Weighted average common shares outstanding - basic and diluted	25,306,000	15,266,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2015	13,455,000	$13,455	$1,100,295	$(979,511)	$134,239

Sale of Common stock	1,166,000	1,166	581,834	-	583,000

Net loss	-	-	-	(1,363,506)	(1,363,506)

Balance – December 31, 2016	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	3,150,000	3,150	1,571,850	-	1,575,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,032)	-	(225,032)

Net loss	-	-	-	(2,942,838)	(2,942,838)

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)

Common Stock issued as compensation.	633,334	633	346,034	-	346,667

Convertible Debenture Discount	-	-	120,000	-	120,000

Conversion of Convertible Debentures	4,569,058	4,569	2,279,960	-	2,284,529

Exercise of Warrants.	580,000	580	289,420	-	290,000

Net loss	-	-	-	(1,110,334)	(1,110,334)

Balance – June 30, 2018-(Unaudited)	29,553,392	$29,553	$6,058,361	$(6,396,189)	$(308,275)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2018 (unaudited)	For the six months ended June 30, 2017 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,110,334)	$(2,061,482)
Depreciation	31,014	30,115
Gain on sale of assets	-	(20,000)
Compensation paid through issuance of common stock	219,983	1,400,000
Amortization of loan discount	15,671	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in Accounts Receivable	(3,991)	-
Change in prepaid expenses	81,606	(10,750)
Change in inventory	34,831	(201,606)
Change in inventory deposits	(100,000)	(109,626)
Change in accounts payable and accrued expense	193,241	173,076
Net Cash (Used in) Operating Activities	(637,979)	(800,273)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	(17,987)
Investment in Cubescape, Inc.	-	-
Net Cash (Used in) Operating Activities	-	(17,987)

CASH FLOW FROM FINANCING ACTIVITIES:
Overdraft	-	(373)
Cash received through merger with American Rebel, Inc.	-	469
Proceeds from sale of common stock	-	-
Proceeds (repayments) of loans – officer - related party	(8,930)	(49,631)
Proceeds of convertible debentures	120,000	894,164
Proceeds of exercise of warrants	290,000	-
Proceeds of working capital loan	250,000	-
Repayment of loans – nonrelated party	(50,944)	(21,518)
Net Cash Provided by Financing Activities	600,126	823,111

CHANGE IN CASH	(37,853)	4,851

CASH AT BEGINNING OF PERIOD	70,798	-

CASH AT END OF PERIOD	$32,945	$4,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,405	$5,187
Income taxes	$-	$-

Non-cash investing and financing activities:
Investment eliminated through merger and consolidation	$-	$35,000
Conversion of Debentures to common stock	$2,284,529	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

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

Advertising Costs

Advertising costs are expensed as incurred; Marketing costs incurred were $172,021 and $136,595 for the three month periods ended June 30, 2018 and 2017, respectively, and $395,175 and $185,594, respectively, for the six month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

JUNE 30, 2018

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During June, 2017, and prior to the merger, the Company recorded $1,400,000 in compensation expense for the issuance of 2,800,000 shares of common stock. During July, 2017 the Company recorded $59,000 in interest expense and $66,000 in loan discount for the issuance of 250,000 shares of common stock in connection with a working capital loan. During August 2017, the Company recorded $50,000 in prepaid expense for the issuance of 100,000 shares of common stock in connection with purchase of an exclusive trade show booth space. In January, 2018 and May 2018, the Company issued a total of 333,333 shares of common stock as compensation for professional services to be performed during 2018. The common stock was valued at a price of $0.50 per share consistent with earlier sales of common stock by American Rebel, Inc. as well as the present conversion price of the Company’s convertible debentures. In January, 2018, the Company issued 300,000 shares of common stock as compensation in settlement of professional services billed at $180,000.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2018 and December 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

The Company classifies tax-related penalties and net interest as income tax expense. For the three and six month periods ended June 30, 2018 and 2017, respectively, no income tax expense has been recorded.

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

Recent Pronouncements

The Company evaluated recent accounting pronouncements through June 30, 2018 and believes that none have a material effect on the Company’s financial statements except for the following.

In August, 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entities Ability to continue as a Going Concern. The standard is intended to define management's responsibility to decide whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective for the annual period ending after December 15, 2017, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on our financial statements. Management's evaluations regarding the events and conditions that raise substantial doubt regarding the Company's ability to continue as a going concern are disclosed in Note 2 below.

In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of Effective Date. In 2014 FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided a framework for addressing revenue recognition issues and replaces almost all existing revenue recognition guidance in current U.S. GAAP. The core principle of ASU 2014-09 is for companies to recognize revenue for the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also resulted in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. The amendments in ASU 2015-14 defer the effective date of the new revenue recognition guidance to annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted to the original effective date (December 15, 2017), including interim periods within that reporting period. Management is evaluating the future impact of this guidance on the Company’s financial statements and notes thereto.

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

JUNE 30, 2018

(unaudited)

Recent Pronouncements (continued)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the six months ended June 30, 2018 and 2017 of ($1,110,334) and ($2,061,482) , respectively. The Company’s accumulated deficit was ($6,396,189) as of June 30, 2018 and ($5,285,855) as of December 31, 2017. The Company’s working capital deficit was ($339,477) as of June 30, 2018 and a deficit of ($302,024) as of December 31, 2017. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Inventory - Finished goods	$444,402	$479,233
Inventory deposits	171,440	71,440
	615,842	550,673
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$615,842	$550,673

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	June 30, 2018 (unaudited)	December 31, 2017 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(150,115)	(119,101)
Net property and equipment	$160,032	$191,046

For the three months ended June 30, 2018 and 2017 we recognized $15,507 and $15,507 in depreciation expense, respectively, and $31,014 and $30,115 for the six month periods then ended. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 6 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2017 was $81,881. During the six months ended June 30, 2018, the company repaid $8,930 of these loans resulting in a balance at June 30, 2018 of $72,951. These loans are due on demand and carry no interest.

During the six months ended June 30, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $120,000, for a total of $245,000. The Company accrued interest expense on this convertible debt of $96,398, for a total accrued of $17,675 at June 30, 2018. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $120,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at June 30, 2018 was $135,671.

On April 30, 2018, holders of convertible debentures exercised their rights to convert the debt of $2,010,000 and accrued interest of $274,529 to 4,569,058 shares of common stock. Of this amount borrowed under the convertible debt, $2,481,787 was loaned to American Rebel, Inc., the Company’s former majority stockholder and now the Company’s wholly owned subsidiary, as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority stockholder also used the proceeds of these loans to purchase inventory of its initial product launched during 2017. This loan is eliminated in consolidation.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s sole officer and director. Compensation for Mr. Ross was $100,000 and $100,000, respectively for the six months ended June 30, 2018 and 2017, and $187,500 for the year ended December 31, 2017. Mr. Ross received a grant of 1,000,000 shares of American Rebel, Inc. common stock, valued at $0.50 per share in June 2017, prior to the acquisition. These shares were part of the 6,500,000 shares exchanged for Company common stock in the acquisition of American Rebel, Inc. completed on June 19, 2017.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 7 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020 when the remaining balance is payable.

	$62,804	$70,649

Loan secured by a Ford truck, payable in monthly payments of $1,742 including interest at 1% per annum through October 2018.	8,661	15,542

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.

	68,044	68,044

Total recorded as current liability	$139,509	$154,235

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 8 – NOTES PAYABLE – WORKING CAPITAL

On July 6, 2017, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $250,000 with an interest rate of 12% per annum to a private investor, and current stockholder. In April, 2018 the Company’s wholly-owned operating subsidiary completed the sale of additional notes under similar terms in the additional principal amount totaling $250,000. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These working capital notes require payments equal to 75-100% of current sales of that specific secured inventory and mature in 180 days. In connection with the original note, the Company issued 250,000 shares of its common stock to the noteholder valued at $0.50 per share for a total of $125,000. The fair value of the common stock issued was recorded as a discount to the note payable. The discount was amortized over the term of the agreement to interest expense using the straight-line method that approximates the effective interest method. As of June 30, 2018, the discounted outstanding balance due on the working capital notes was $496,005.

NOTE 9- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $2,255,000 in the form of 12% three year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase 2,255,000 shares of the Company’s common stock at $1.00 per share. At April 30, 2018, debentures with face value of $2,010,000 plus accrued interest of $274,529 were converted into 4,569,058 shares of common stock. As of June 30, 2018, the Company had a face value of $245,000 due under this convertible debenture.

The convertible debenture holders, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 490,000 (plus 35,350 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at December 31, 2018.

During the six months ended June 30, 2018, the Company sold convertible debt instruments in the amount of $120,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $120,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at June 30, 2018 was $135,671.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. The Company had not had any market activity within its public market until January 2018. Private transactions between willing buyers and willing sellers have ranged from $0.02 to $0.50 per share. These private transactions were not conducted through a broker dealer network. Since public trading of the common stock began in 2018 market price of the Company’s traded stock has ranged from $1.00 to $2.50 per share.

NOTE 10 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

Since September 2017 the Company entered into a financial instrument, which consists of a convertible debenture, containing a conversion feature. Generally financial instruments are convertible into shares of the Company’s common stock; at prices that are either marked to the volume weighted average price of the Company’s publicly traded stock or a static price determinative from each financial instrument agreement. These prices may be at a significant discount to market as determined overall by the volume weighted average price of the Company’s publicly traded common stock. The Company for all intent and purposes considers these discounts to be fair market value as would be determined in an arm’s length transaction with a willing buyer and the restrictive nature of the common stock issued, unless issued pursuant to a registration or some other registered shares with the SEC.

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

The fair value of the conversion feature of the financial instrument as of June 30, 2018 was $0. The Company did not record any expense associated with the embedded derivatives at June 30, 2018. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is higher than market as there have been no sales of the Company’s common stock.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 11 – INCOME TAXES

At June 30, 2018 and December 31, 2017, the Company had a net operating loss carryforward of $6,396,189 and $5,285,855, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$1,599,047	$1,321,464
Total deferred tax asset	1,599,047	1,321,464
Less: Valuation allowance	(1,599,047)	(1,321,464)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of June 30, 2018 and December 31, 2017 was $1,599,047 and $1,321,464, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2018 and December 31, 2017 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of December 31, 2017:

Federal statutory rate	(21.00)%
State taxes, net of federal benefit	(4.00)%
Change in valuation allowance	25.00%
Effective tax rate	0.00%

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

JUNE 30, 2018

(unaudited)

NOTE 12 – SHARE CAPITAL(CONTINUED)

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

On July 6, 2017, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $250,000 with an interest rate of 12% per annum to a private investor, and current stockholder. In 2018, the Company’s wholly-owned operating subsidiary sold additional notes under similar terms in the additional amount of $250,000. The notes are secured by a pledge of all of the Company’s current inventory and the chief executive officer’s personal guaranty. This working capital note requires payments equal to 75% of current sales and matures in 180 days. In connection with this note, the Company issued 250,000 shares of its common stock to the noteholder.

On August 6, 2017, the Company’s wholly-owned subsidiary completed an agreement to acquire a right to a trade show booth location early in 2018. In connection with this acquisition, the Company issued 100,000 shares of its common stock to the seller.

In January 2018, the Company’s wholly owned subsidiary completed an agreement to acquire professional services during 2018 in exchange for 500,000 shares of the company’s common stock. The common stock is to be issued in three stages, 166,667 shares in January 2018, 166,667 shares in May 2018 and the remainder in September 2018. The shares were valued at $.50 per share consistent with valuation of other share issues.

In January 2018, the Company issued 300,000 shares of common stock to settle a liability for professional services billed in the amount of $180,000.

At June 30, 2018 and December 31, 2017, there were 29,553,392 and 23,771,000 shares of common stock issued and outstanding, respectively.

NOTE 13 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three year warrants to purchase 2,255,000 shares of the Company’s common stock at $1.00 per share. In conjunction with the conversion of convertible debt at April 30, 2018, the company agreed to reduce the exercise price of the Warrants to $.50 per share. Warrants to purchase 580,000 shares of common stock were exercised generating proceeds of $290,000 during 2018.

On June 19, 2017, the Company issued five year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share as compensation.

As of June 30, 2018, there were 1,675,000 warrants issued and outstanding. As of December 31, 2017, there were 2,010,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at June 30, 2018. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company’s common stock has not traded in material volume, so the volatility computation was based on other similarly situated companies. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term which due to their maturity period as expiry, it was three years. The Company had no reason to believe future volatility over the expected remaining life of these common stock equivalents was likely to differ materially from historical volatility. Expected life was based on three years due to the expiry of maturity. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the common stock equivalents.

	June 30, 2018 (unaudited)	December 31, 2017 (audited)

Stock Price	$0.01	$0.01
Exercise Price	$1	$1
Term (expected in years)	3	3
Volatility	77.70%	111.70%
Annual Rate of Dividends	0.00%	0.00%
Risk Free Rate	2.63%	1.98%

Stock Purchase Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2018 and the year ended December 31, 2017.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2016	600,000	$0.50	1.34 years	-
Granted	2,035,000	$0.52	2.41 years	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2017	2,635,000	$0.52	2.40 years	-
Granted	120,000	$1.00	2.73 years	-
Exercised	580,000	$0.50	-	-
Expired	-	-	-	-
Outstanding and Exercisable at June 30, 2018	2,175,000	$0.54	2.42 years	-

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2018 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to June 30, 2018, the Company received an additional $300,000 under the notes payable secured by inventory and received $40,000 from exercise of warrants to issue 80,000 shares of common stock.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for the purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

We are a development stage company and have limited financial resources. We have not established a firm source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report filed on May 17, 2018 and included with our Form 10-K emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

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

Results of Operations

From inception through June 30, 2018, we have generated an operating deficit of $6,396,189. We expect to incur additional losses during the fiscal year ending December 31, 2018 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Six months Ended June 30, 2018 Compared To Six months Ended June 30, 2017

Revenue and cost of goods sold

For the six months ended June 30, 2018, we reported Sales of $59,530, compared to Sales of $18,197 for the six months ended June 30, 2017. For the six months ended June 30, 2018, we reported Cost of Sales of $24,868, compared to Cost of Sales of $5,504 for the six months ended June 30, 2017. For the six months ended June 30, 2018, we reported Gross Profit of $34,662, compared to Gross Profit of $12,693 for the six months ended June 30, 2017. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the six months ended June 30, 2018 were $992,196 compared to $2,072,486 for the six months ended June 30, 2017 as further described below.

For the six months ended June 30, 2018, we incurred consulting and business development expenses of $295,942, compared to consulting and business development expenses of $1,709,610 for the six months ended June 30, 2017. The decrease in consulting and business development expenses relates primarily to expansion of activities in preparation product launch and included a compensation payment in June 2017 of $1,400,000 that was paid through issuance of 2,800,000 shares of common stock and warrants to purchase 500,000 shares of common stock.

For the six months ended June 30, 2018, we incurred product development expenses of $15,802, compared to product development expenses of $22,516 for the six months ended June 30, 2017. The change in product development expenses relates primarily to change of activities in preparation of product launches.

For the six months ended June 30, 2018, we incurred marketing and brand development expenses of $395,175, compared to marketing and brand development expenses of $185,594 for the six months ended June 30, 2017. The change in marketing and brand development expenses relates primarily to expansion of activities in preparation of product launches.

For the six months ended June 30, 2018, we incurred general and administrative expenses of $254,263, compared to general and administrative expenses of $124,651 for the six months ended June 30, 2017. The increase relates primarily to an increase in professional, consulting and operating fees due to the acceleration in our activities in connection with our planned 2018 product launches.

For the six months ended June 30, 2018, we incurred depreciation expense of $31,014, compared to depreciation expense of $30,115 for the six months ended June 30, 2017. The depreciation relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our planned product launches.

Other income and expenses

For the six months ended June 30, 2018, we incurred interest expense of $152,800, compared to interest expense of $21,689 for the six months ended June 30, 2017. For the six months ended June 30, 2018, we reported a gain on sale of equipment of $0, compared to a gain on sale of equipment of $20,000 for the six months ended June 30, 2017.

Net Loss

Net loss for the six months ended June 30, 2018 amounted to $1,110,334, resulting in a loss per share of $0.04, compared to $2,061,482 for the six months ended June 30, 2017, resulting in a loss per share of $0.14. The change in the net loss from the six months ended June 30, 2017 to the six months ended June 30, 2018 is primarily due to the investment in compensation paid with common stock in 2017, offset by increased inventory and marketing in conjunction with our product launches.

Three Months Ended June 30, 2018 Compared To Three Months Ended June 30, 2017

Revenue and cost of goods sold

For the three months ended June 30, 2018, we reported Sales of $31,214, compared to Sales of $12,031 for the three months ended June 30, 2017. For the three months ended June 30, 2018, we reported Cost of Sales of $13,262, compared to Cost of Sales of $3,622 for the three months ended June 30, 2017. For the three months ended June 30, 2018, we reported Gross Profit of $17,952, compared to Gross Profit of $8,409 for the three months ended June 30, 2017. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended June 30, 2018 were $434,620 compared to $1,775,818 for the three months ended June 30, 2017 as further described below.

For the three months ended June 30, 2018, we incurred consulting and business development expenses of $166,060, compared to consulting and business development expenses of $1,561,049 for the three months ended June 30, 2017. The decrease in consulting and business development expenses relates primarily to expansion of activities in preparation of product launch. During June 2017, the company issued 2,800,000 shares of common stock as compensation valued at $1,400,000.

For the three months ended June 30, 2018, we incurred product development expenses of $7,866, compared to product development expenses of $7,240 for the three months ended June 30, 2017. The change in product development expenses relates primarily to change of activities in preparation of several 2018 product launches.

For the three months ended June 30, 2018, we incurred marketing and brand development expenses of $172,021, compared to marketing and brand development expenses of $136,595 for the three months ended June 30, 2017. The change in marketing and brand development expenses relates primarily to expansion of activities in preparation of several product launches.

For the three months ended June 30, 2018, we incurred general and administrative expenses of $73,166, compared to general and administrative expenses of $55,427 for the three months ended June 30, 2017. The change relates primarily to an increase n our activities in connection with our product launches.

For the three months ended June 30, 2018, we incurred depreciation expense of $15,507, compared to depreciation expense of $15,507 for the three months ended June 30, 2017. The depreciation relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our product launches.

Other income and expenses

For the three months ended June 30, 2018, we incurred interest expense of $66,309, compared to interest expense of $12,865 for the three months ended June 30, 2017. For the three months ended June 30, 2018, we reported a gain on sale of equipment of $0, compared to a gain on sale of equipment of $20,000 for the three months ended June 30, 2017.

Net Loss

Net loss for the three months ended June 30, 2018 amounted to $482,978, resulting in a loss per share of $0.02, compared to $1,760,273 for the three months ended June 30, 2017, resulting in a loss per share of $0.11. The change in the net loss from the three months ended June 30, 2017 to the three months ended June 30, 2018 is primarily due to the investment in compensation paid by issue of stock in 2017, inventory and marketing in anticipation of our product launches.

Liquidity and Capital Resources

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $302,024 at December 31, 2017 and $339,477 at June 30, 2018, and have incurred a deficit of $6,396,189 from inception to June 30, 2018. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the six months ended June 30, 2018, we raised net cash of $290,000 by issuance of common shares in exercise of warrants, as compared to $0 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we raised net cash of $120,000 through the issuance of convertible promissory notes, as compared to $894,164 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we raised net cash of $250,000 through the issuance of notes payable secured by Inventory, as compared to $0 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we repaid $8,930 on loans received from our CEO, as compared to $49,631 that we repaid in loans from our CEO during the six months ended June 30, 2017.

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

Item 1a – Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2017 filed on May 17, 2018 to which reference is made herein.

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

In January, 2018 and May 2018, the Company issued a total of 333,333 shares of common stock as compensation for professional services to be performed during 2018.

In January, 2018, the Company issued 300,000 shares of common stock as compensation in settlement of professional services billed at $180,000.

Subsequent Issuances After Quarter-End

Subsequent to June 30, 2018, the Company received an additional $40,000 in exercise of warrants issued under the convertible debenture) and issued 80,000 shares of common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2018.

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

Dated: September 28, 2018

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer

and Principal Accounting Officer