Form 10-Q
period 2018-09-30
AMERICAN REBEL HOLDINGS INC
filed 2018-11-19
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 000-55728

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2018 was 29,800,058 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	4

	Consolidated Condensed Balance Sheets of American Rebel Holdings, Inc. at September 30, 2018 (unaudited) and December 31, 2017 (audited)	4

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the three months ended September 30, 2018 and 2017 (unaudited)	5

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the nine months ended September 30, 2018 and 2017 (unaudited)	6

	Consolidated Condensed Statements of Stockholders Deficit of American Rebel Holdings, Inc. from December 31, 2015 through September 30, 2018 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows of American Rebel Holdings, Inc. for the nine months ended September 30, 2018 and 2017 (unaudited)	8

	Notes to the Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Mine Safety Disclosure	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I. FINANCIAL INFORMATION

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,972	$70,798
Accounts Receivable	1,017	-
Prepaid expense	121,317	116,156
Inventory	440,369	479,233
Inventory deposits	253,664	71,440
Total Current Assets	825,339	737,627

Property and Equipment, net	144,525	191,046

OTHER ASSETS:
Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$976,705	$935,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Overdraft	$-	$-
Accounts payable and accrued expense	306,386	285,419
Accrued Interest – Convertible Debenture – Related Party	131,690	240,893
Loan – Officer - Related party	32,951	81,881
Loan – Related party	-	-
Loan – Working Capital	787,045	277,223
Loans - Nonrelated parties	135,119	154,235
Total Current Liabilities	1,393,190	1,039,651

Convertible Debenture –Related party, net of unamortized discount of $99,329 and zero, respectively	145,671	2,135,000
TOTAL LIABILITIES	1,538,861	3,174,651

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,800,058 and 23,771,000 issued and outstanding, respectively at September 30, 2018 and December 31, 2017	29,800	23,771
Additional paid in capital	6,181,448	3,022,947
Accumulated deficit	(6,773,404)	(5,285,855)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(562,156)	(2,239,137)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$976,705	$935,514

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2018 (unaudited)	For the three months ended September 30, 2017 (unaudited)

Revenue	$26,831	$10,164
Cost of goods sold	11,357	3,314
Gross margin	15,474	6,850

Expenses:
Consulting – business development	146,272	172,171
Product development costs	316	12,860
Marketing and brand development costs	127,584	96,789
Administrative and other	52,664	53,380
Depreciation expense	15,507	15,507
	342,344	350,707
Operating income (loss)	(326,871)	(343,857)

Other Income (Expense)
Licensing income	-	-
Gain on sale of assets	-	-
Interest expense	(50,345)	(121,893)
Net income (loss) before income tax provision	(377,215)	(465,751)
Provision for income tax	-	-
Net income (loss)	$(377,215)	$(465,751)
Basic and diluted income (loss) per share	$(0.01)	$(0.02)
Weighted average common shares outstanding – basic and diluted	29,666,000	23,714,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2018 (unaudited)	For the nine months ended September 30, 2017 (unaudited)
Revenue	$86,361	$28,361
Cost of goods sold	36,224	8,818
Gross margin	50,136	19,543

Expenses:
Consulting – business development	442,215	1,881,781
Product development costs	16,118	35,376
Marketing and brand development costs	522,759	282,382
Administrative and other	306,928	178,031
Depreciation expense	46,521	45,622
	1,334,540	2,423,193
Operating income (loss)	(1,284,404)	(2,403,649)

Other Income (Expense)
Licensing income	-	-
Interest expense	(203,145)	(143,583)
Gain on sale of assets	-	20,000
Net income (loss) before income tax provision	(1,487,549)	(2,527,232)
Provision for income tax	-	-
Net income (loss)	$(1,487,549)	$(2,527,232)
Basic and diluted income (loss) per share	$(0.05)	$(0.14)
Weighted average common shares outstanding – basic and diluted	27,176,000	18,081,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2015	13,455,000	$13,455	$1,100,295	$(979,511)	$134,239

Sale of Common stock	1,166,000	1,166	581,834	-	583,000

Net loss	-	-	-	(1,363,506)	(1,363,506)

Balance – December 31, 2016	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	3,150,000	3,150	1,571,850	-	1,575,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,032)	-	(225,032)

Net loss	-	-	-	(2,942,838)	(2,942,838)

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)

Common Stock issued as compensation.	800,000	800	429,200	-	430,000

Convertible Debenture Discount	-	-	120,000	-	120,000

Conversion of Convertible Debentures	4,569,058	4,569	2,279,960	-	2,284,529

Exercise of Warrants.	660,000	660	329,340	-	330,000

Net loss	-	-	-	(1,487,549)	(1,487,549)

Balance – September 30, 2018-(Unaudited)	29,800,058	$29,800	$6,181,448	$(6,773,404)	$(562,156)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2018 (unaudited)	For the nine months ended September 30, 2017 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,487,549)	$(2,527,232)
Depreciation	46,521	45,622
Gain on sale of assets	-	(20,000)
Compensation paid through issuance of common stock	282,483	1,400,000
Amortization of loan discount	25,671	59,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in Accounts Receivable	(1,017)	-
Change in prepaid expenses	67,756	(16,008)
Change in inventory	38,864	(377,467)
Change in inventory deposits	(182,224)	84,970
Change in accounts payable and accrued expense	260,894	220,411
Net Cash (Used in) Operating Activities	(948,601)	(1,130,704)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	(17,987)
Investment in Cubescape, Inc.	-	-
Net Cash (Used in) Operating Activities	-	(17,987)

CASH FLOW FROM FINANCING ACTIVITIES:
Overdraft	-	(373)
Cash received through merger with American Rebel, Inc.	-	469
Proceeds from sale of common stock	-	-
Proceeds (repayments) of loans – officer - related party	(48,930)	(117,005)
Proceeds of convertible debentures	120,000	1,064,164
Proceeds of exercise of warrants	330,000	-
Proceeds of working capital loan	550,000	250,000
Repayment of loans – nonrelated party	(64,295)	(29,242)
Net Cash Provided by Financing Activities	886,775	1,168,013

CHANGE IN CASH	(61,825)	19,322

CASH AT BEGINNING OF PERIOD	70,798	-

CASH AT END OF PERIOD	$8,972	$19,322

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,475	$9,502
Income taxes	$-	$-

Non-cash investing and financing activities:
Investment eliminated through merger and consolidation	$-	$35,000
Conversion of Debentures to common stock	$2,284,529	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

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

Advertising Costs

Advertising costs are expensed as incurred; Marketing costs incurred were $127,584 and $96,789 for the three month periods ended September 30, 2018 and 2017, respectively, and $522,759 and $282,382, respectively, for the nine month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

SEPTEMBER 30, 2018

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

During June, 2017, and prior to the merger, the Company recorded $1,400,000 in compensation expense for the issuance of 2,800,000 shares of common stock. During July, 2017 the Company recorded $59,000 in interest expense and $66,000 in loan discount for the issuance of 250,000 shares of common stock in connection with a working capital loan. During August 2017, the Company recorded $50,000 in prepaid expense for the issuance of 100,000 shares of common stock in connection with purchase of an exclusive trade show booth space. In January 2018, the Company agreed to issue and subsequently issued a total of 500,000 shares of common stock as compensation for professional services to be performed during 2018. The common stock was valued at a price of $0.50 per share consistent with earlier sales of common stock by American Rebel, Inc. as well as the present conversion price of the Company’s convertible debentures. In January, 2018, the Company issued 300,000 shares of common stock as compensation in settlement of professional services billed at $180,000.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2018 and December 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The Company classifies tax-related penalties and net interest as income tax expense. For the three and nine month periods ended September 30, 2018 and 2017, respectively, no income tax expense has been recorded.

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

Recent Pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2018 and believes that none have a material effect on the Company’s financial statements except for the following.

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

SEPTEMBER 30, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the nine months ended September 30, 2018 and 2017 of ($1,487,549) and ($2,527,232) , respectively. The Company’s accumulated deficit was ($6,773,404) as of September 30, 2018 and ($5,285,855) as of December 31, 2017. The Company’s working capital deficit was ($567,851) as of September 30, 2018 and a deficit of ($302,024) as of December 31, 2017. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)

Inventory - Finished goods	$440,369	$479,233
Inventory deposits	253,664	71,440
	694,033	550,673
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$694,033	$550,673

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(165,622)	(119,101)
Net property and equipment	$144,525	$191,046

For the three months ended September 30, 2018 and 2017 we recognized $15,507 and $15,507 in depreciation expense, respectively, and $46,521 and $45,622 for the nine month periods then ended. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 6 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2017 was $81,881. During the nine months ended September 30, 2018, the company repaid $48,930 of these loans resulting in a balance at September 30, 2018 of $32,951. These loans are due on demand and carry no interest.

During the nine months ended September 30, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $120,000, for a total outstanding of $245,000. The Company accrued interest expense on this convertible debt of $104,676, for a total accrued of $25,282 at September 30, 2018. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $120,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at September 30, 2018 was $145,671.

On April 30, 2018, holders of convertible debentures exercised their rights to convert the debt of $2,010,000 and accrued interest of $274,529 to 4,569,058 shares of common stock. Of the total amount borrowed under the convertible debt, $2,521,787 was loaned to American Rebel, Inc., the Company’s former majority stockholder and now the Company’s wholly owned subsidiary, as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority stockholder also used the proceeds of these loans to purchase inventory of its initial product launched during 2017. This loan is eliminated in consolidation.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s sole officer and director. Compensation for Mr. Ross was $150,000 and $150,000, respectively for the nine months ended September 30, 2018 and 2017, and $187,500 for the year ended December 31, 2017. Mr. Ross received a grant of 1,000,000 shares of American Rebel, Inc. common stock, valued at $0.50 per share in June 2017, prior to the acquisition. These shares were part of the 6,500,000 shares exchanged for Company common stock in the acquisition of American Rebel, Inc. completed on June 19, 2017.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 7 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020 when the remaining balance is payable.	$60,088	$70,649

Loan secured by a Ford truck, payable in monthly payments of $1,742 including interest at 1% per annum through October 2018.	6,987	15,542

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	68,044	68,044

Total recorded as current liability	$135,119	$154,235

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 8 – NOTES PAYABLE – WORKING CAPITAL

On July 6, 2017, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $250,000 with an interest rate of 12% per annum to a private investor, and current stockholder. In April, 2018 the Company’s wholly-owned operating subsidiary completed the sale of additional notes under similar terms in the additional principal amount totaling $250,000. In July, 2018 the Company’s wholly-owned operating subsidiary completed the sale of additional notes under similar terms in the additional principal amount totaling $300,000. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These working capital notes require payments equal to 75-100% of current sales of that specific secured inventory and mature in 180 days. In connection with the original note, the Company issued 250,000 shares of its common stock to the noteholder valued at $0.50 per share for a total of $125,000. The fair value of the common stock issued was recorded as a discount to the note payable and the discount was amortized over the term of that agreement to interest expense using the straight-line method that approximates the effective interest method. As of September 30, 2018, the outstanding balance due on the working capital notes was $787,045.

NOTE 9- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $2,255,000 in the form of 12% three year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase 2,255,000 shares of the Company’s common stock at $1.00 per share. At April 30, 2018, debentures with face value of $2,010,000 plus accrued interest of $274,529 were converted into 4,569,058 shares of common stock. As of September 30, 2018, the Company had a face value of $245,000 due under this convertible debenture.

The convertible debenture holders, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 490,000 (plus 50,564 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at December 31, 2017 and a discount of $99,329 at September 30, 2018.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 9- CONVERTIBLE DEBENTURE – RELATED PARTY (CONTINUED)

During the nine months ended September 30, 2018, the Company sold convertible debt instruments in the amount of $120,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $120,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at September 30, 2018 was $145,671.

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

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. The Company had not had any market activity within its public market until January 2018. Private transactions between willing buyers and willing sellers have ranged from $0.02 to $0.50 per share. These private transactions were not conducted through a broker dealer network. Since public trading of the common stock began in 2018 market price of the Company’s traded stock has ranged from $0.70 to $2.50 per share.

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

The fair value of the conversion feature of the financial instrument as of September 30, 2018 was $0. The Company did not record any expense associated with the embedded derivatives at September 30, 2018. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is higher than market as there have been no sales of the Company’s common stock.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 11 – INCOME TAXES

At September 30, 2018 and December 31, 2017, the Company had a net operating loss carryforward of $6,773,404 and $5,285,855, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$1,693,351	$1,321,464
Total deferred tax asset	1,693,351	1,321,464
Less: Valuation allowance	(1,693,351)	(1,321,464)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of September 30, 2018 and December 31, 2017 was $1,693,351 and $1,321,464, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2018 and December 31, 2017 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for both periods and as of December 31, 2017:

Federal statutory rate	(21.0%)
State taxes, net of federal benefit	(4.0%)
Change in valuation allowance	25.0%
Effective tax rate	0.0%

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

SEPTEMBER 30, 2018

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

At September 30, 2018 and December 31, 2017, there were 29,800,058 and 23,771,000 shares of common stock issued and outstanding, respectively.

NOTE 13 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three year warrants to purchase 2,255,000 shares of the Company’s common stock at $1.00 per share. In conjunction with the conversion of convertible debt at April 30, 2018, the company agreed to reduce the exercise price of the Warrants to $.50 per share. Warrants to purchase 660,000 shares of common stock were exercised generating proceeds of $330,000 during 2018.

On June 19, 2017, the Company issued five year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share as compensation.

As of September 30, 2018, there were 2,095,000 warrants issued and outstanding. As of December 31, 2017, there were 2,635,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at September 30, 2018. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 13 – WARRANTS AND OPTIONS (CONTINUED)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)

Stock Price	$1.00	$0.01
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	163.00%	111.7%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	2.69%	1.98%

Stock Purchase Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2016	600,000	$0.50	1.09 years	-
Granted	2,035,000	$0.52	2.16 years	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2017	2,635,000	$0.52	2.15 years	-
Granted	120,000	$1.00	2.48 years	-
Exercised	660,000	$0.50	-	-
Expired	-	-	-	-
Outstanding and Exercisable at September 30, 2018	2,095,000	$0.54	2.17 years	-

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2018 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to September 30, 2018, the Company raised an additional $150,000 through sale of six month convertible debentures and raised an additional $400,000 through a six month loan.

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

Results of Operations

From inception through September 30, 2018, we have generated an operating deficit of $6,773,404. We expect to incur additional losses during the fiscal year ending December 31, 2018 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Nine months Ended September 30, 2018 Compared To Nine months Ended September 30, 2017

Revenue and cost of goods sold

For the nine months ended September 30, 2018, we reported Sales of $86,361, compared to Sales of $28,361 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we reported Cost of Sales of $36,224, compared to Cost of Sales of $8,818 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we reported Gross Profit of $50,136, compared to Gross Profit of $19,543 for the nine months ended September 30, 2017. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2018 were $1,334,540 compared to $2,423,193 for the nine months ended September 30, 2017 as further described below.

For the nine months ended September 30, 2018, we incurred consulting and business development expenses of $442,215, compared to consulting and business development expenses of $1,881,781 for the nine months ended September 30, 2017. The decrease in consulting and business development expenses relates primarily to expansion of activities in preparation product launch and included a compensation payment in June 2017 of $1,400,000 that was paid through issuance of 2,800,000 shares of common stock and warrants to purchase 500,000 shares of common stock.

For the nine months ended September 30, 2018, we incurred product development expenses of $16,118, compared to product development expenses of $35,376 for the nine months ended September 30, 2017. The change in product development expenses relates primarily to change of activities in preparation of product launches.

For the nine months ended September 30, 2018, we incurred marketing and brand development expenses of $522,759, compared to marketing and brand development expenses of $282,382 for the nine months ended September 30, 2017. The change in marketing and brand development expenses relates primarily to expansion of activities in preparation of product launches.

For the nine months ended September 30, 2018, we incurred general and administrative expenses of $306,928, compared to general and administrative expenses of $178,031 for the nine months ended September 30, 2017. The increase relates primarily to an increase in professional, consulting and operating fees due to the acceleration in our activities in connection with our planned 2018 product launches.

For the nine months ended September 30, 2018, we incurred depreciation expense of $46,521, compared to depreciation expense of $45,622 for the nine months ended September 30, 2017. The depreciation relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our planned product launches.

Other income and expenses

For the nine months ended September 30, 2018, we incurred interest expense of $203,145, compared to interest expense of $143,583 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we reported a gain on sale of equipment of $0, compared to a gain on sale of equipment of $20,000 for the nine months ended September 30, 2017.

Net Loss

Net loss for the nine months ended September 30, 2018 amounted to $1,487,549, resulting in a loss per share of $0.05, compared to $2,527,232 for the nine months ended September 30, 2017, resulting in a loss per share of $0.14. The change in the net loss from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 is primarily due to the investment in compensation paid with common stock in 2017, offset by increased inventory and marketing in conjunction with our product launches.

Three Months Ended September 30, 2018 Compared To Three Months Ended September 30, 2017

Revenue and cost of goods sold

For the three months ended September 30, 2018, we reported Sales of $26,831, compared to Sales of $10,164 for the three months ended September 30, 2017. For the three months ended September 30, 2018, we reported Cost of Sales of $11,357, compared to Cost of Sales of $3,314 for the three months ended September 30, 2017. For the three months ended September 30, 2018, we reported Gross Profit of $15,474, compared to Gross Profit of $6,850 for the three months ended September 30, 2017. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended September 30, 2018 were $342,344 compared to $350,707 for the three months ended September 30, 2017 as further described below.

For the three months ended September 30, 2018, we incurred consulting and business development expenses of $146,272, compared to consulting and business development expenses of $172,171 for the three months ended September 30, 2017. The decrease in consulting and business development expenses relates primarily to expansion of activities in preparation of product launch.

For the three months ended September 30, 2018, we incurred product development expenses of $316, compared to product development expenses of $12,860 for the three months ended September 30, 2017. The change in product development expenses relates primarily to change of activities in preparation of several 2018 product launches.

For the three months ended September 30, 2018, we incurred marketing and brand development expenses of $127,584, compared to marketing and brand development expenses of $96,789 for the three months ended September 30, 2017. The change in marketing and brand development expenses relates primarily to expansion of activities in preparation of several product launches.

For the three months ended September 30, 2018, we incurred general and administrative expenses of $52,664, compared to general and administrative expenses of $53,380 for the three months ended September 30, 2017. The change relates primarily to an increase n our activities in connection with our product launches.

For the three months ended September 30, 2018, we incurred depreciation expense of $15,507, compared to depreciation expense of $15,507 for the three months ended September 30, 2017. The depreciation relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our product launches.

Other income and expenses

For the three months ended September 30, 2018, we incurred interest expense of $50,345, compared to interest expense of $121,893 for the three months ended September 30, 2017.

Net Loss

Net loss for the three months ended September 30, 2018 amounted to $377,215, resulting in a loss per share of $0.01, compared to $465,751 for the three months ended September 30, 2017, resulting in a loss per share of $0.02. The change in the net loss from the three months ended September 30, 2017 to the three months ended September 30, 2018 is primarily due to the change in inventory and marketing in anticipation of our product launches.

Liquidity and Capital Resources

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $302,024 at December 31, 2017 and $567,851 at September 30, 2018, and have incurred a deficit of $6,773,404 from inception to September 30, 2018. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the nine months ended September 30, 2018, we raised net cash of $330,000 by issuance of common shares in exercise of warrants, as compared to $0 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we raised net cash of $120,000 through the issuance of convertible promissory notes, as compared to $1,064,164 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we raised net cash of $550,000 through the issuance of notes payable secured by Inventory, as compared to $250,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we repaid $48,930 on loans received from our CEO, as compared to $117,005 that we repaid in loans from our CEO during the nine months ended September 30, 2017.

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

In January, May and September 2018, the Company issued a total of 500,000 shares of common stock as compensation for professional services to be performed during 2018.

In January, 2018, the Company issued 300,000 shares of common stock as compensation in settlement of professional services billed at $180,000.

Subsequent Issuances After Quarter-End

Subsequent to September 30, 2018, the Company issued no additional shares of common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2018.

Item 3 – Defaults upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Effective November 15, 2017, our name change from CubeScape, Inc. to American Rebel Holdings, Inc. was accepted by FINRA and our over-the-counter trading symbol was changed to “AREB”.

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation

3.2*	Bylaws of CubeScape, Inc.

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)

4.1	$250,000 Note (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 12, 2017

10.1*	Conflict of Interest Agreement

10.2	Amended Stock Purchase and Reorganization Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed June 22, 2017)

10.3	Loan Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 12, 2017

10.4	Security Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 12, 2017

10.5	Guaranty (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 12, 2017

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: November 19, 2018

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer and Principal Accounting Officer