Form 10-K
period 2018-12-31
AMERICAN REBEL HOLDINGS INC
filed 2019-04-05
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55728

AMERICAN REBEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199 Nashville, Tennessee 37204	(833) 267-3235
(Address of principal executive offices)	(Registrant’s telephone number)

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

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $14,885,201 as of June 30, 2018.

The number of shares of the registrant’s common stock outstanding as of March 29, 2019 was 30,262,058 shares.

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

Except as otherwise indicated by the context, references in this report to “Company”, “American Rebel Holdings”, “American Rebel” “we”, “us” and “our” are references to American Rebel Holdings, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

Corporate Summary

American Rebel Holdings, Inc. was incorporated on December 15, 2014 in the state of Nevada and is authorized to issue 100,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock of $0.001 par value.

American Rebel is boldly positioning itself as “America’s Patriotic Brand” in a time when national spirit and American values are being rekindled and redefined. American Rebel is an advocate for the 2nd Amendment and conveys a sense of responsibility to teach and preach good common practices of gun ownership. American Rebel products keep you concealed and safe inside and outside the home. American Rebel Safes protect your firearms and valuables from children, theft, fire and natural disasters inside the home; and American Rebel Concealed Carry Products provide quick and easy access to your firearm utilizing American Rebel’s Proprietary Protection Pocket in its backpacks and apparel outside the home. The initial company product releases embrace the “concealed carry lifestyle” with a focus on concealed carry products, apparel, personal security and defense. “There’s a growing need to know how to protect yourself, your family, your neighbors or even a room full of total strangers,” says American Rebel’s CEO, Andy Ross. “That need is in the forethought of every product we design”

The “concealed carry lifestyle” refers to a set of products and a set of ideas around the emotional decision to carry a gun everywhere you go. The American Rebel brand strategy is similar to the successful Harley-Davidson Motorcycle philosophy, referenced in this quote from Richard F. Teerlink, Harley’s chairman and former chief executive, “It’s not hardware; it is a lifestyle, an emotional attachment. That’s what we have to keep marketing to.” As an American icon, Harley has come to symbolize freedom, rugged individualism, excitement and a sense of “bad boy rebellion.” American Rebel – America’s Patriotic Brand has significant potential for branded products as a lifestyle brand. Its innovative Concealed Carry Product line serves a large and growing market segment; but it is important to note we have product opportunities beyond Concealed Carry Products.

We were initially incorporated under the laws of the State of Nevada on December 15, 2014 under the name CubeScape, Inc. On or about June 8, 2016, a change in control occurred with us pursuant to the terms of a Securities Purchase Agreement by and among us, David Estus, our then sole officer, director and majority stockholder and American Rebel, Inc., a Nevada corporation (“ARI”). Pursuant to the terms of the agreement, Estus, who owned 9,000,000 shares of our common stock representing 60% of our issued and outstanding common stock, sold such shares to ARI for aggregate consideration of $35,000, or approximately $0.00389 per share. In addition, certain stockholders of ARI purchased 6,000,000 shares of our common stock in a series of private transactions from nonaffiliates. Effective December 23, 2016 we changed our name to American Rebel Holdings, Inc.

On June 19, 2017, we entered into an Amended Stock Purchase and Reorganization Agreement with ARI and its former stockholders, whereby we acquired 100% of the outstanding common shares of ARI in exchange for the issuance of 17,421,000 shares of our common stock and warrants to purchase 500,000 shares of common stock at $0.50 per share. In addition, we cancelled the 9,000,000 shares of our common stock issued to ARI as part of the change of control transaction described above. Following the acquisition, there were approximately 23,421,000 shares of our common stock issued and outstanding, with pre-acquisition stockholders holding 6,000,000 shares of our common stock (held by some former ARI stockholders who acquired these shares in private transactions) and former ARI stockholders holding 17,421,000 shares of our common stock directly or 74.4% of our issued and outstanding equity.

After giving effect to this transaction, we commenced operations through ARI as our wholly-owned subsidiary.

American Rebel, Inc. was incorporated on December 15, 2014 in the state of Nevada and is a natural evolution of the vision of its founder and CEO Charles A. “Andy” Ross, Jr. Mr. Ross is a natural entrepreneur having successfully designed and delivered a new line of law enforcement/security products to market during his tenure as CEO of Digital Ally, a company he founded in 2004. Digital Ally successfully accessed the public market as a public company and Digital Ally continues to trade on the NASDAQ stock exchange. Andy also founded Ross Archery in 2006 and hosted an innovative television show called Maximum Archery that aired on the Outdoor

Channel, Sportsman Channel, and the Pursuit Channel.

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

It was the song “Cold Dead Hand” that inspired Danny “the Count” Koker to reach out to Andy to create the 2nd Amendment Muscle Car for his highly-rated Counting Cars television program on the History Channel. The story behind the creation, building, and presentation of the car to Andy is captured in the episode Rocked and Loaded which originally aired February 25, 2014 and continues to re-air and has appeared as a part of “best of” compilations of the show’s episodes. The enduring popularity of the 2nd Amendment Muscle Car was evidenced by the excitement shown by 2017 NRA Convention attendees when they reviewed the car in the American Rebel booth. In fact, the car is so popular that the company is planning several collectible die-cast models of the car.

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

After the airing of the Counting Cars episode that featured the building and presenting of the 2nd Amendment Muscle Car to Andy and the accompanying exposure from “Cold Dead Hand,” Andy began to imagine a product that would be perfect for everyday use while keeping the user concealed and safe. Range bags, bags and packs that were designed to carry firearms and ammo to the range, were on the market; but they weren’t versatile enough to satisfy everyday needs. These range bags were just that, range bags. Andy imagined a backpack that had designed areas to carry a laptop or tablet, a phone, sunglasses, files and important papers, chargers for electronics, anything needed in the normal course of the day, and an isolated patent-pending Protection Pocket that could effectively carry most handguns. The patent-pending Protection Pocket utilizes a sandwich method which holds the handgun in place and is accessed by a zipper on either side of the rear bottom of the backpack. If a user of one of Andy’s backpacks needed to get to their firearm, they could rest easy knowing the gun was in place and they could access it easily and quickly.

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

With the features and benefits of the American Rebel backpack identified, Andy set out to create the specific design of the American Rebel Concealed Carry Backpack. A supplier was selected and samples were created and evaluated. These samples were tested, changes were proposed and new samples created and tested. Response to the Extra-Large Double Compartment Backpack was very positive and the information gathered was incorporated into the final designs of the American Rebel Concealed Carry Backpacks. The patent-pending Protection Pocket utilizes a sandwich method which holds the handgun in place and is accessed by a zipper on either side of the rear bottom of the backpack. If a user of one of Andy’s backpacks needed to get to their firearm, they could rest easy knowing the gun was in place and they could access it easily and quickly.

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

The initial product offering introduced at the 2017 NRA show in Atlanta, GA includes four sizes and styles of concealed carry backpacks with a variety of available colors (25 SKUs), which include the Company’s patent-pending Protection Pocket and two styles of men’s overcoats. Products that will additionally be released through 2018 and 2019 will include additional apparel items, briefcases, travel bags, electronics, and other personal protection items developed by the Company.

The addition of Nathan Findley to the American Rebel team presents an opportunity for American Rebel to launch American Rebel Safes in 2019. Nathan’s many years of experience with Liberty Safe and 9g Products are key assets for American Rebel to engineer, design, and manufacture its own line of gun safes and security products. American Rebel has the right products, marketing, and brand to capitalize on the unmet needs and opportunities identified by its CEO Andy Ross and the American Rebel Executive Team.

The Company will also pursue strategic alliances with other companies for goods and services that supplement or complement the internally developed products. These products may be in the personal protection category, or may be everyday products that embody the reliable, competent and confident spirit of the American Rebel brand.

To maintain quality, low cost of goods, and continuity of inventory American Rebel is pursuing strategic manufacturing alliances and intends to establish offices and personnel in China and Mexico. Apparel labor costs in Mexico are almost equal to China and offer quick response with lower transportation costs for smaller production runs.

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

Product Acceptance: Fashion trends, competitive entries, and pricing can negatively impact the brand with little to no warning and with few immediate cures. Focus groups, one-on-one interviews, and test marketing suggest that the product is attractive and sellable, the brand is adaptable, and it represents a brand ego that generates self-confidence in its patrons.

ERM: The current staffing and board participation is minimal, as such, until funding is complete there is no formal Enterprise Risk Management process in place.

Additional expertise and processes will be added as funding occurs and key outside board additions have been identified to add competence in governance, compliance, and audit.

American Rebel Safes

American Rebel Safes are a product of Nathan Findley’s years of experience engineering and designing gun safes at Liberty Safe and 9g Products combined with American Rebel style and innovation. Keeping your guns in a location only appropriate trusted members of the household can access should be one of the top priorities for every responsible gun owner. Whenever a new firearm is purchased, the owner should also look for a way to store and secure it. Storing the firearm in a gun safe will prevent it from being misused by young household members, and it will also prevent it from being stolen in a burglary or damaged in a fire or natural disaster. Gun safes may seem pricy at first glance, but once the consumer is educated on their role to protect expensive firearms and other valuables such as jewelry and important documents, the price is justified.

American Rebel intends to produce large floor safes (with 50, 40 and 25 gun capacities), wall safes and personal safes.

Reasons gun owners should own a gun safe:

•If you are a gun owner and you have children, many states have a law in place that you have to have your gun locked in a safe away from children. This will prevent your children from getting the gun and hurting themselves or someone else.

•Some states have a law in place that you have to keep your gun locked away when it is not in use even if you don’t have children in your home. California has a law that you have to have your gun locked away by a firearms safety device that is considered safe by the California Department of Justice (DOJ). When you buy a safe, you should see if it has approval from the California DOJ.

•Many gun owners own more guns than insurance will cover. Many insurance companies only cover $3,000 worth of guns. Are your weapons worth more? If so, you should invest in a gun safe to make sure your guns are protected from fire, water, and thieves.

•Many insurance companies will give you a discount if you own a gun safe. If you own a gun safe or you purchase one, you should see if your insurance company is one that offers a discount for this. A safe can protect your guns and possibly save you money.

•Do people know you own guns? You might not know that many burglaries are carried out by people they know.

•If a person you know breaks into your home, steals your gun, and murders someone you could be charged with a crime you didn’t commit or the victim’s family could sue you.

•Gun safes can protect your guns in the event your home goes up in flames. When buying a safe, you should see if it will protect your firearm or any other valuables from fire damage.

•You might be the type of person that has a gun in your home for protection. A gun locked in a safe can still offer you protection. There are quick access gun safes on the market. With a quick access gun safe, you can still retrieve your gun in a few seconds but when it isn’t needed it will be protected.

A gun safe is the best investment a gun owner can make because the safe can protect guns from thieves, fire, water, or accidents. This year, bills or ballot measures to require safe storage have been proposed in Delaware, Washington, Oregon, Missouri and Virginia; and various laws are on the books in California and Massachusetts. Even a figure as staunchly pro-gun as Texas’s Republican lieutenant governor, Dan Patrick, called on gun-owning parents to lock up their weapons after the Santa Fe shooting. The gun safe industry is experiencing rapid growth and innovation. American Rebel CEO Andy Ross, Nathan Findley and the rest of the American Rebel team are committed to fulfilling the opportunity in the gun safe market and filling the identified void with American Rebel Gun Safes.

Licensing

Management believes the American Rebel brand name may have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that markets a line of tools under their own brand but wants to pursue an alternative marketing plan that might have a different look and feel could license the American Rebel brand name for their line of tools and market their tools under two distinct brands. The licensee would benefit from the strong American Rebel brand with their second line of tools as they would continue to sell both the line of tools under their brand and the line of tools under the American Rebel brand. Because of the strong brand identity of the American Rebel brand, the Company would generate licensing income created primarily by the marketing done to sell Company-owned American Rebel products in the marketplace.

In addition to a third party seeking to license the American Rebel brand name to benefit from the brand’s awareness and positioning, a third party may license the American Rebel proprietary fashion pattern (under development) to benefit from the popular look of American Rebel products and to associate their products with this popular appearance.

American Rebel has identified the expertise required to develop a unique appearance that third parties will desire to license and this potential revenue stream could be exponentially larger than projected.

Conversely, American Rebel can also benefit as a licensee of unique products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel can license that product from the third party and sell the licensed product under the American Rebel brand.

The key to successful licensing either as the licensee or licensor is a successful brand. By introducing American Rebel to the market with innovative concealed carry and gun safe products and by aggressively marketing the American Rebel brand, the Company has laid a solid foundation for future licensing income.

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

The US firearms and gun ownership market continues to grow with no sign of abatement. Since 2010, the market for new gun purchases has increased by 60%, and by the end of 2016, there will be over 400 million guns in the US. Seventeen days after the election of Donald Trump, November 25, 2016 set the single-day record for the number of electronic background checks conducted by the NICS. The NICS processed 2,771,159 background checks in December, bringing 2016’s total to 27,538,673, according to FBI data. That dwarfs the firearms check record of 23,141,970 set in 2015

Interest in gun ownership and tactical/concealed carry clothing, backpacks and accessories is exploding. A current market leader in the tactical products category has grown its revenue from $80 million in 2007 to $200 million in 2011 to $400 million in 2015. This all sends a strong signal for gun rights, gun ownership, tactical/concealed carry products, and our American Rebel brand.

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

Over the last 30 years, a deep change has happened in American law and in American habit where state by state, places that once prohibited or strictly controlled the ability to carry a gun in everyday life have systematically relaxed those rules to the point that concealed carry is now legal in all 50 states.

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

Future Markets

American Rebel Concealed Carry Backpacks are designed for everyday use and the popularity of backpacks today make the American Rebel Concealed Carry Backpack an easy choice for most prospective customers interested in a backpack for everyday use that offers added features and benefits to keep them concealed and safe. For prospective customers interested in a traditional briefcase or computer bag, American Rebel will soon have a solution. The American Rebel Constitution line of products will include jackets, backpacks, briefcases and carry bags that provide concealed carry capabilities targeting business professionals and entrepreneurs in both a business and business casual setting. The Constitution line will feature traditional business stylings in appearance while providing the innovative American Rebel features and benefits that keep the user concealed and safe. The Constitution line will also offer Smart capabilities that have an added benefit to strictly assuring your handgun stays under your control. The SmartPhone App can be an application to assure the user that their possessions, such as laptops and files, stay under their control. Identity and personal data breaches are multi-million dollar problems in the business world and the SmartPack provides a solution to secure personal data and valuables stay with its responsible owner. The American Rebel SmartPack incorporates our proprietary SmartPhone app, our American Rebel cloud application and a Bluetooth device.

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

Recent Pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2018 and believes that none have a material effect on the Company’s financial statements except for the following.

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

Risks Related to the Business

1 .American Rebel has limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

American Rebel is an early stage company and virtually no financial resources are currently available to it. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2018 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will be required to seek additional financing. Financing sought may be in the form of equity or debt from sources yet to be identified. We will seek additional financing to further pursue and execute on our business steps. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of working capital funds primarily consists of loans from related parties who are shareholders or business associates of our President and CEO. These sources we believe to be sufficient to keep our business operations functioning for the next six months to a year. We do not have a formal agreement with our founder and CEO, nor with the related parties to fund the Company’s working capital needs. We have not generated significant revenues from our business, and our expenses will continue to be accrued or deferred until sufficient financing is obtained. Financing may be obtained from our CEO or others who are familiar with us and our CEO and loan us the necessary funds to pay for these expenses. We have received interest-free short-term loans and deferred the payment of services for third-party vendors to fund our operations. No assurances can be given that we will be able to continue to receive funds from these sources or continue our operations beyond a month-to-month basis.

2. American Rebel is and will continue to be completely dependent on the services of our president, and CEO, Charles A. Ross, Jr., the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

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

We were formed on December 15, 2014. Most of our efforts to date have been related to executing our business plan and commencing business operations. Through December 31, 2018 we have had limited revenues. We face a high risk of business failure. The likelihood of success must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on many factors, including, but not limited to, initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

The Company is working to establish that its products are materially saleable in the marketplace. We may not be able to fully develop any product or service in the future because of a lack of funds or financing to do so. In order for us to fully develop or acquire any product or service, we must be able to secure the necessary financing. The cost to develop our products or services as currently outlined may very well be significant. We have no committed source of funds to undertake the business strategy as outlined. If we are unable to obtain adequate funding or financing, the Company faces the likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing for our growth.

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

5. We may not be successful in hiring personnel because of the competitive market for qualified people.

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

10. We are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

Risks Related to our Common Stock

14. Persons who purchase shares of our common stock may lose their money without us ever being able to develop a market.

In the event that no market to purchase our common shares is ever created, it is likely that the entire investment of a purchaser in our common stock would be lost.

15. Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

We do not have any committed sources of financing. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (69,737,942) shares. In addition, if a trading market ever develops for our common stock, we may attempt to raise additional capital by selling shares, possibly at a deep discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

16. The interests of shareholders may be hurt because we can issue shares to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

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

17. Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and directors.

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

18. Currently, there is a limited established public market for our securities, and there can be no assurances that any broader established public market will ever develop or that our common stock will trading regularly and, it is likely to be subject to significant price fluctuations.

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

19. Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

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

20. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by sales- persons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

21. Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

22. Our board of directors (consisting of one person, our president, and CEO) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

23. We do not expect to pay cash dividends in the foreseeable future.

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

24. We are an “emerging growth company” and cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

25. Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

26. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

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

Risks Related to Our Business

27. The Company has a limited operating history upon which investors can evaluate our future prospects.

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

28. We have had limited revenues since inception, and we cannot predict when we will achieve profitability.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2018, we had an accumulated deficit of $7,287,559.

29. We may never complete the development of our SmartPack or any of our other proposed products into marketable products.

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

30. We may not meet our product development and commercialization milestones.

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

31. Our Business is dependent on introducing our products to potential customers interested in concealed carry goods and if we fail to properly introduce our products to these potential customers, our revenue could fail to grow and could decrease.

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

32 .We are subject to potential governmental regulations relating to access to firearms.

Our products are designed to properly carry a concealed firearm. Federal or state laws and regulations could be adopted to limit our ability to sell our products. Our products may have to be altered or have features removed to obtain compliance with laws and regulations. There can be no assurance that the current trend that limits additional restrictions on access to firearms will continue.

33. If we are not able to both obtain and maintain adequate levels of investment, it would have a material adverse effect on our business.

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

34. Product defects could adversely affect the results of our operations.

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

35. We could be exposed to significant liability claims if we are unable to obtain insurance at acceptable costs and adequate levels or otherwise protect ourselves against potential product liability claims.

The Company’s products support the use and access to firearms and if the Company’s products are ineffective the Company could require protection against potential product liability claims.

36. We require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

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

37. We cannot predict our future capital needs and we may not be able to secure additional financing.

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

38. The results of our research and development efforts are uncertain and there can be no assurance of the commercial success of our products.

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

39. If we fail to retain certain of our key personnel and attract and retain additional qualified personnel, we might not be able to pursue our growth strategy.

Our future success will depend upon the continued service of Andy Ross, our President and Chief Executive Officer. Although we believe that our relationship with him is positive, there can be no assurance that his services will continue to be available to us in the future. We do not carry key man life insurance policies on Mr. Ross at this time.

40. The impact of our patent applications may be limited.

There can be no assurance that we will be successful at obtaining patent protection for our features for which we have applied for patent protection. If we are unsuccessful at obtaining patent protection, we may suffer from competitors copying our features that distinguish our products.

41. We will not be profitable unless we can demonstrate that our products can be manufactured at low prices.

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

42. Our dependence on a limited number of suppliers may prevent us from delivering our devices on a timely basis.

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

43. Our financial results may be affected by tariffs or border adjustment taxes or other import restrictions.

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

Risks Related to Our Industry

44. The industry in which we operate is competitive, price sensitive and subject to risks of governmental regulations or laws. If our competitors are better able to develop and market products that are more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

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

45. We face competition from other accessory and apparel manufacturers that focus on similar markets.

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

46. Our industry could experience greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

There is such rapid interest in new concealed carry products that this rapidly growing market may get the attention of government regulators and legislators. The current trend in legislation is to roll back or minimize access to firearms restrictions, but there can be no assurance that this trend will continue.

47. Unsuccessful product launches could have a material adverse effect on our prospects.

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

48. Intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling certain of our products.

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

49. If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

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

50. If we are unable to protect our patents or other proprietary rights, or if we infringe on the patents or proprietary rights of others, our competitiveness and business prospects may be materially damaged.

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

51. Dependence on patent and other proprietary rights and failing to protect such rights or to be successful in litigation related to such rights may result in our payment of significant monetary damages or impact offerings in our product portfolios.

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

52. As a direct-to-consumer Internet-based retailer, the Company will be subject to the risks all online retailers face.

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

53. As a new company, the Company does not have Enterprise Risk Management controls in place.

The Company does not have the benefit of having Enterprise Risk Management controls in place and its operations and execution may suffer from the lack of such controls. Currently the Company has the benefit of its sole officer and director, CEO Andy Ross.

Risks Related to Our Securities and Other Risks

54. An active and visible public trading market for our Common Stock may not develop.

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

55. The market price of our common stock may be volatile.

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

56. Because we were engaged in a transaction that can be generally characterized as a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

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

57. Our Company may have undisclosed liabilities and any such liabilities could harm our revenues, business, prospects, financial condition and results of operations.

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

58. There will be a significant number of shares of common stock eligible for sale, which could depress the market price of such stock.

We will have approximately 17,421,000 shares of common stock and warrants to purchase 500,000 shares of common stock issued or issuable to the American Rebel shareholders. These shares were previously subject to a lock-up agreement but a large number of shares of our common stock could become available for sale in the public market, which could harm the market price of the stock.

59. Our largest stockholders will substantially influence our Company for the foreseeable future, including the outcome of matters requiring shareholder approval and such control may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause the Company’s stock price to decline.

Our largest shareholder, our CEO Mr. Ross, owns approximately 21% of our outstanding shares. As a result, Mr. Ross will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Ross also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

60. We currently do not have any independent directors on our Board, which limits our ability to establish effective independent corporate governance procedures.

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

61. Material weaknesses may exist when the Company reports on the effectiveness of its internal control over financial reporting for purposes of its reporting requirements.

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

62. Anti-takeover provisions that may be in the Company’s charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

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

63. If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

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

•Provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell your securities.

64. The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

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

65. We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of our common stock. We plan to retain any future earning to finance growth.

66. We have significant short-term debt that will become due and payable during the next 60 days.

We have significant current debt repayment obligations, much of which will become due and payable during the Term of this Offering. Our indebtedness could have important consequences, including the following:

•increasing our vulnerability to general adverse economic and industry conditions;

•reducing the availability of our cash flow for other purposes;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•limiting, by the financial and other restrictive covenants in our debt agreements, our ability to borrow additional funds; and

•having a material adverse effect on our business if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default that, if not cured or waived, could result in all or a substantial amount of our indebtedness becoming immediately due and payable.

Our ability to repay our significant indebtedness will depend on our ability to generate cash, whether through cash from operations or cash raised through the issuance of additional equity based securities. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future equity financings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, cease operations or seek additional equity.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Although our common stock is currently quoted on the OTCQB under the symbol “AREB,” there is no active established public market for shares of our common stock, and irregular trades of our common stock have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We obtained the AREB symbol on February 1, 2017.

Shareholders of Record

As of March 29, 2019, an aggregate of 30,262,058 shares of our common stock were issued and outstanding and owned by 88 shareholders of record.

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

The shares were issued as exempted transactions under Section 4(2) and/or Regulation S of the Securities Act of 1933. They are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes only without a view for distribution. Furthermore, they had access to information concerning the Company and our business prospects; there was no general solicitation or advertising for the purchase of the securities; and the securities are restricted pursuant to Rule 144 and include an appropriate restrictive legend. It is now beyond the restricted time period for these shares and shareholders may petition to remove the restrictive legend.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward-looking statement. We undertake no obligation to update publicly any forward-looking statements.

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

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative concealed carry products and safes. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and CEO, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest-growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of tens of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by over 2 million people. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below or elsewhere in this report. We believe that the perception that many people have of a public company makes it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Results of Operations for the fiscal year ended December 31, 2018

Revenue and cost of goods sold

For the year ended December 31, 2018, we reported Sales of $131,274, compared to Sales of $46,396 for the year ended December 31, 2017. For the year ended December 31, 2018, we reported Cost of Sales of $55,791, compared to Cost of Sales of $17,785 for the year ended December 31, 2017. For the year ended December 31, 2018, we reported Gross Profit of $75,483, compared to Gross Profit of $28,611 for the year ended December 31, 2017. Sales of our products began during the fourth quarter of 2016.

Expenses

Total operating expenses for the year ended December 31, 2018 were $1,787,178 compared to $2,708,371 for the year ended December 31, 2017 as further described below.

For the year ended December 31, 2018, we incurred consulting and business development expenses of $581,257, compared to consulting and business development expenses of $2,009,161 for the year ended December 31, 2017. The decrease in consulting and business development expenses relates primarily to expansion of activities in preparation of 2017 product launch and included a compensation payment of $1,400,000 that was paid through issuance of 2,800,000 shares of common stock and warrants to purchase 500,000 shares of common stock.

For the year ended December 31, 2018, we incurred product development expenses of $23,618, compared to product development expenses of $64,376 for the year ended December 31, 2017. The decrease in product development expenses is due to the fact the 2018 was a year of releasing product to the marketplace that had been developed in 2017.

For the year ended December 31, 2018, we incurred marketing and brand development expenses of $714,096, compared to marketing and brand development expenses of $347,521 for the year ended December 31, 2017. The increase in marketing and brand development expenses relates primarily to the increase of activities in preparation of several 2018 product launches and increased marketing of the American Rebel brand.

For the year ended December 31, 2018, we incurred general and administrative expenses of $406,178, compared to general and administrative expenses of $226,184 for the year ended December 31, 2017. The increase relates primarily to an increase in professional, consulting and operating fees due to the merger completed in June 2017 and the acceleration in our activities in connection with our planned 2018 product launches.

For the year ended December 31, 2018, we incurred depreciation expense of $62,028, compared to depreciation expense of $61,129 for the year ended December 31, 2017.

Other income and expenses

For the year ended December 31, 2018, we incurred interest expense of $290,009, compared to interest expense of $283,079 for the year ended December 31, 2017. For the year ended December 31, 2018, we reported a gain on sale of equipment of $-, compared to a gain on sale of equipment of $20,000 for the year ended December 31, 2017.

Net Loss

Net loss for the year ended December 31, 2018 amounted to $2,001,704, resulting in a loss per share of $0.07, compared to $2,942,838 for the year ended December 31, 2017, resulting in a loss per share of $0.16. The decrease in the net loss from the year ended December 31, 2017 to the year ended December 31, 2018 is primarily due to the investment in compensation that occurred in June 2017 as American Rebel, Inc. and American Rebel Holdings, Inc. merged.

Liquidity

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $302,023 at December 31, 2017 and $888,280 at December 31, 2018, and have incurred a deficit of $7,287,559 from inception to December 31, 2018. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the year ended December 31, 2018, we raised net cash of $330,000 by issuance of common shares, as compared to $0 for the year ended December 31, 2017. During the year ended December 31, 2018, we raised net cash of $270,000 through the issuance of convertible promissory notes, as compared to $1,524,164 for the year ended December 31, 2017. During the year ended December 31, 2018, we raised net cash of $975,000 through the issuance of promissory notes secured by specific inventory, as compared to $300,000 for the year ended December 31, 2017. During the year ended December 31, 2018, we repaid $65,293 on loans received from our CEO, as compared to $139,275 that we repaid on loans from our CEO during the year ended December 31, 2017.

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

DECEMBER 31, 2018

PLS CPA, A PROFESSIONAL CORP.

4725 MERCURY STREET #210 SAN DIEGO CALIFORNIA 92111

TELEPHONE (858)722-5953 FAX (858) 761-0341 FAX (858) 433-2979

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Rebel

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/PLS CPA

PLS CPA, A Professional Corp.

We have served as the Company’s auditor since 2014.

April 5, 2019

San Diego, CA. 92111

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,631	$70,798
Accounts Receivable	682	-
Prepaid expense	117,300	116,156
Inventory	520,154	479,233
Inventory deposits	248,729	71,440
Total Current Assets	906,496	737,627

Property and Equipment, net	129,018	191,046

OTHER ASSETS:
Lease Deposit	6,841	6,841
Investment	-	-
Total Other Assets	6,841	6,841

TOTAL ASSETS	$1,042,355	$935,514

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$319,623	$285,419
Accrued Interest – Convertible Debenture – Related Party	171,786	240,893
Loan – Officer - Related party	16,588	81,881
Loan – Related party	-	-
Loan – Working Capital	1,165,787	277,223
Loans - Nonrelated parties	120,993	154,235
Total Current Liabilities	1,794,776	1,039,651

Convertible Debenture –Related party	117,890	2,135,000
TOTAL LIABILITIES	1,912,667	3,174,651

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 29,912,058 and 23,771,000 issued and outstanding, respectively at December 31, 2018 and December 31, 2017	29,912	23,771
Additional paid in capital	6,387,336	3,022,947
Accumulated deficit	(7,287,559)	(5,285,855)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(870,312)	(2,239,137)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,042,355	$935,514

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the year ended December 31, 2017
Revenue	$131,274	$46,396
Cost of goods sold	55,791	17,785
Gross margin	75,483	28,611

Expenses:
Consulting – business development	581,257	2,009,161
Product development costs	23,618	64,376
Marketing and brand development costs	714,096	347,521
Administrative and other	406,178	226,184
Depreciation expense	62,028	61,129
Total Expenses	1,787,178	2,708,371
Operating income (loss)	(1,711,696)	(2,679,759)

Other Income (Expense)
Interest expense	(290,009)	(283,079)
Gain on sale of assets	-	20,000
Net income (loss) before income tax provision	(2,001,704)	(2,942,838)
Provision for income tax	-	-
Net income (loss)	$(2,001,704)	$(2,942,838)
Basic and diluted income (loss) per share	$(0.07)	$(0.16)
Weighted average common shares outstanding - basic and diluted	27,854,000	18,081,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2015	13,455,000	$13,455	$1,100,295	$(979,511)	$134,239

Sale of Common stock	1,166,000	1,166	581,834	-	583,000

Net loss	-	-	-	(1,363,506)	(1,363,506)

Balance – December 31, 2016	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	3,150,000	3,150	1,571,850	-	1,575,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,032)	-	(225,032)

Net loss	-	-	-	(2,942,838)	(2,942,838)

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)

Common Stock issued as compensation.	800,000	800	429,200	-	430,000

Convertible Debenture Discount	-	-	270,000	-	270,000

Conversion of Convertible Debentures	4,681,058	4,681	2,335,848	-	2,340,529

Exercise of Warrants.	660,000	660	329,340	-	330,000

Net loss	-	-	-	(2,001,704)	(2,001,704)

Balance – December 31, 2018	29,912,058	$29,912	$6,387,336	$(7,287,559)	$(870,312)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,001,704)	$(2,942,838)
Depreciation	62,028	61,129
Gain on sale of assets	-	(20,000)
Compensation paid through issuance of common stock	344,983	1,400,000
Amortization of loan discount	47,890	120,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in Accounts Receivable	(682)	-
Change in prepaid expenses	9,273	(46,823)
Change in inventory	(40,921)	(341,329)
Change in inventory deposits	(177,289)	13,530
Change in accounts payable and accrued expense	320,227	212,828
Net Cash (Used in) Operating Activities	(1,436,196)	(1,543,503)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	(17,987)
Lease Deposit	-	(6,841)
Investment in Cubescape, Inc.	-	-
Net Cash (Used in) Investing Activities	-	(24,828)

CASH FLOW FROM FINANCING ACTIVITIES:
Overdraft	-	(373)
Cash received through merger with American Rebel, Inc.	-	469
Proceeds from sale of common stock	330,000	-
Proceeds (repayments) of loans – officer - related party	(65,293)	(139,275)
Proceeds of convertible debentures	270,000	1,524,164
Proceeds of working capital loan	975,000	300,000
Repayment of loans – nonrelated party	(124,678)	(45,856)
Net Cash Provided by Financing Activities	1,385,029	1,639,129

CHANGE IN CASH	(51,167)	70,798

CASH AT BEGINNING OF PERIOD	70,798	-

CASH AT END OF PERIOD	$19,631	$70,798

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$25,109	$9,502
Income taxes	$-	$-

Non-cash investing and financing activities:
Investment eliminated through merger and consolidation	$-	$35,000
Conversion of Debentures to common stock	$2,340,529	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $714,096 and $347,521 for the years ended December 31, 2018 and 2017, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and December 31, 2017, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

DECEMBER 31, 2018

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2018 and December 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended December 31, 2018 and 2017, respectively, no income tax expense has been recorded.

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

DECEMBER 31, 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2018 and believes that none have a material effect on the Company’s financial statements except for the following.

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

DECEMBER 31, 2018

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2018 and 2017 of ($2,001,704) and ($2,942,838) , respectively. The Company’s accumulated deficit was ($7,287,559) as of December 31, 2018 and ($5,285,855) as of December 31, 2017. The Company’s working capital deficit was ($888,280) as of December 31, 2018 and a deficit of ($302,023) as of December 31, 2017. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	December 31, 2018	December 31, 2017

Inventory - Finished goods	$520,154	$479,233
Inventory deposits	248,729	71,440
	768,883	550,673
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$768,883	$550,673

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31, 2018	December 31, 2017

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(181,129)	(119,101)
Net property and equipment	$129,018	$191,046

For the years ended December 31, 2018 and 2017 we recognized $62,028 and $61,129 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 6 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2017 was $81,880. During the year ended December 31, 2018, the company repaid $65,293 of these loans resulting in a balance at December 31, 2018 of $16,587. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $115,214, for a total of $30,490 at December 31, 2018. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at December 31, 2018 was $117,890.

During the year ended December 31, 2018, holders of convertible debentures exercised their rights to convert the debt of $2,060,000 and accrued interest of $280,529 to 4,681,058 shares of common stock. Of the total amount borrowed under the convertible debt and exercise of warrants, $2,664,787 was loaned to American Rebel, Inc., the Company’s former majority stockholder and now the Company’s wholly owned subsidiary, as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. The majority stockholder also used the proceeds of these loans to purchase inventory of its initial product launched during 2017. This loan is eliminated in consolidation.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 6 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s sole officer and director. Compensation for Mr. Ross was $200,000 and $200,000, respectively for the years ended December 31, 2018 and 2017. Mr. Ross received a grant of 1,000,000 shares of American Rebel, Inc. common stock, valued at $0.50 per share in June 2017, prior to the acquisition. These shares were part of the 6,500,000 shares that Mr. Ross exchanged for Company common stock in the acquisition of American Rebel, Inc. completed on June 19, 2017.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017

Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through July 2020 when the remaining balance is payable.	$52,949	$70,649

Loan secured by a Ford truck, payable in monthly payments of $1,742 including interest at1% per annum through October 2018.	-	15,542

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	68,044	68,044

Total recorded as current liability	$120,993	$154,235

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

On July 6, 2017, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $250,000 with an interest rate of 12% per annum to a private investor, and current stockholder. In April, 2018 the Company’s wholly-owned operating subsidiary completed the sale of additional notes under similar terms in the additional principal amount totaling $250,000. In July, 2018 the Company’s wholly-owned operating subsidiary completed the sale of additional notes under similar terms in the additional principal amount totaling $300,000. In October and December, 2018 the Company’s wholly-owned operating subsidiary completed the sale of additional notes under similar terms in the additional principal amount totaling $425,000. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These working capital notes require payments equal to 75-100% of current sales of that specific secured inventory and mature in 180 days. In connection with the original note, the Company issued 250,000 shares of its common stock to the noteholder valued at $0.50 per share for a total of $125,000. The fair value of the common stock issued was recorded as a discount to the note payable and the discount was amortized over the term of that agreement to interest expense using the straight-line method that approximates the effective interest method. As of December 31, 2018, the outstanding balance due on the working capital notes was $1,165,787.

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $2,405,000 in the form of 12% three-year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase 2,405,000 shares of the Company’s common stock at $1.00 per share. As of December 31, 2018, the Company received $2,405,000 under this convertible debenture. In April and November, 2018, debentures with face value of $2,060,000 plus accrued interest of $280,529 were converted into 4,681,058 shares of common stock. As of December 31, 2018, the Company had a face value of $345,000 due under this convertible debenture.

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 60,980 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at December 31, 2017 and a discount of $227,110 at December 31, 2018.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY (CONYINUED)

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at December 31, 2018 was $117,890.

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

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. The Company has not had any market activity within its public market. Private transactions between willing buyers and willing sellers have ranged from $0.02 to $0.50 per share. These transactions were not conducted through a broker-dealer network. Since public trading of the common stock began in 2018, market price of the Company’s traded stock has ranged from $0.15 to $2.50 per share.

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

The fair value of the conversion feature of the financial instrument as of December 31, 2018 was $0. The Company did not record any expense associated with the embedded derivatives at December 31, 2018. No embedded derivative expense was realized as there was no change in the conversion price. The conversion price for this financial instrument was $0.50 per share which is higher than market as there have been no sales of the Company’s common stock.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 10 – INCOME TAXES

At December 31, 2018 and December 31, 2017, the Company had a net operating loss carryforward of $7,287,559 and $5,285,855, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	December 31, 2018	December 31, 2017
Deferred tax asset:
Net operating loss carryforward	$1,530,387	$1,110,030
Total deferred tax asset	1,530,387	1,110,030
Less: Valuation allowance	(1,530,387)	(1,110,030)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2018 and December 31, 2017 was $1,530,387and $1,110,030, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2018 and December 31, 2017 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for and as of December 31, 2018 and 2017:

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

DECEMBER 31, 2018

NOTE 11 – SHARE CAPITAL (CONTINUED)

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

At December 31, 2018 and December 31, 2017, there were 29,912,058 and 23,771,000 shares of common stock issued and outstanding, respectively.

NOTE 12 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three-year warrants to purchase 2,405,000 shares of the Company’s common stock at $1.00 per share. In conjunction with the conversion of convertible debt at April 30, 2018, the company agreed to reduce the exercise price of the Warrants to $.50 per share. Warrants to purchase 660,000 shares of common stock were exercised generating proceeds of $330,000 during 2018.

On June 19, 2017, the Company issued five-year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share as compensation.

As of December 31, 2018, there were 2,245,000 warrants issued and outstanding. As of December 31, 2017, there were 2,635,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at December 31, 2018. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 12 – WARRANTS AND OPTIONS (CONTINUED)

	December 31, 2018	December 31, 2017

Stock Price	$1.00	$.01
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	163.0%	111.7%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	2.69%	1.98%

Stock Purchase Warrant

The following table summarizes all warrant activity for the years ended December 31, 2018 and 2017.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2016	600,000	$0.50	0.74 years	-
Granted	2,035,000	$0.52	1.93 years	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2017	2,635,000	$0.52	1.15 years	-
Granted	270,000	$1.00	2.23 years	-
Exercised	660,000	$0.50	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2018	2,245,000	$0.57	1.30 years	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for warehouse and shipping space in Lenexa, Kansas which expires in January 2021. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,
2019	82,088
2020	82,088
2021	3,972
Total	$168,148

Rent costs totaled approximately $97,166 and $32,288 for years ended December 31, 2018 and 2017, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2018 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to December 31, 2018, the Company received a loan for $130,000 to invest in safe inventory. The note accrues interest at the rate of 12% per annum.

Subsequent to December 31, 2018, the Company received a loan for $25,000. The note accrues interest at the rate of 15% per annum.

Subsequent to December 31, 2018, the Company received a loan for $55,000. The note accrues interest at the rate of 15% per annum.

Subsequent to December 31, 2018, the Company received a loan for $300,000. The note accrues interest at the rate of 16.66% per annum. The Company issued 100,000 shares of common stock to the note holder as a term of the loan agreement.

Subsequent to December 31, 2018, the Company received a loan for $150,000 under the convertible debenture – related party.

Subsequent to December 31, 2018, the Company issued 250,000 shares to a vendor in return for services.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of American Rebel Holdings, Inc. as of December 31, 2018.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Charles A. Ross, Jr.	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting office	52	June 9, 2016

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

Director Nominations

As of December 31, 2018, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal year ended December 31, 2018 and 2017, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
(1) Charles A. Ross, Jr.	2018(1)	−	−	−	−	−	−	200,000	200,000
CEO, CFO and Director	2017	−	−	500,000	−	−	−	200,000	700,000

(1) The Company has no formal employment arrangement with Mr. Ross for services. Mr. Ross’ compensation is not based on any percentage calculations. Mr. Ross makes all decisions determining the amount and timing of payment for his compensation.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended December 31, 2018 and December 31, 2017.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2018 and December 31, 2017.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2018.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Charles A. Ross, Jr.	$-	$-	$-	$-	$-	$-	$-

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 29, 2019, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding

Charles A. Ross, Jr.(2)	6,350,000	21.1%

Directors and executive officers as a group (1 Person)	6,350,000	21.1%

ABA Rebels, LLC (3) 9274 Kingston Pike, Suite 406, Knoxville, Tennessee 37922	1,586,018	5.24%

Douglas Grau (4)	2,000,000	6.6%

(1) Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 718 Thompson Lane, Suite 108-199, Nashville, Tennessee 37204.

(2) Chairman, President, Chief Executive Officer and Director. As part of the share exchange which occurred on June 16, 2017 Mr. Charles A. Ross, Jr. received 6,500,000 shares of the Company. Mr. Ross received a grant of 1,000,000 shares of Rebel common stock on June 15, 2017 prior to the Exchange. Mr. Ross was a greater than 10% stockholder of Rebel prior to the share exchange. Mr. Ross claims beneficial ownership of 6,350,000 shares of the Company’s common stock.

(3) As part of the share exchange which occurred on June 16, 2017 ABA Rebels, LLC (“ABA”) received 1,625,000 shares of the Company. ABA was a greater than 10% stockholder of Rebel prior to the share exchange. ABA owned an additional 1,875,000 shares of common stock. ABA additionally obtained 3,921,518 shares of common stock pursuant to conversion of a convertible note (see #4 above). ABA in addition to the convertible note was issued warrants to purchase 1,710,000 shares of common stock at $1.00 per share (see #4 above), of which ABA has exercised warrants to purchase 660,000 shares of common stock. Subsequently, ABA has distributed 6,495,500 shares of common stock to its members. ABA claims beneficial ownership of 1,586,018 shares of the Company’s common stock which does not include the remaining 1,050,000 warrants due to their 3 year term and expiry. William D. King, managing member of ABA may be deemed to be a control person of the shares owned by such entity. Mr. King disclaims beneficial ownership of these shares.

(4) As part of the share exchange which occurred on June 16, 2017 Douglas Grau received 2,000,000 shares of the Company. Mr. Grau received a grant of 500,000 shares of Rebel common stock on June 15, 2017 prior to the Exchange. Mr. Grau was a greater than 10% stockholder of Rebel prior to the share exchange. Mr. Grau claims beneficial ownership of 2,000,000 shares of the Company’s common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our office and mailing address was 1854 Oxford Avenue, Cardiff-by-the-Sea, California 92007. This space was provided to us by Mr. Estus. Mr. Estus charged us $500 per month and paid for all utilities and other maintenance costs for the facilities. There was no written lease agreement. The arrangement ended in June 2016 and Mr. Estus forgave the accrued and unpaid rent. We presently are provided office space by our majority shareholder, American Rebel, Inc. at no charge.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2018 and December 31, 2017 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2018 and 2017 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2018	December 31, 2017
Audit fees (1)	$43,000	$29,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$43,000	$29,000

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2018 and December 31, 2017.

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

(a)Financial Statements

(b)Exhibits

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

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: April 5, 2019	By:	/s/ Charles A. Ross
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

Signatures	Title(s)	Date

/s/ Charles A. Ross Charles A. Ross	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 5, 2019