Form 10-Q
period 2019-03-31
AMERICAN REBEL HOLDINGS INC
filed 2019-06-18
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[X]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of June 10, 2019 was 30,312,058 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.
Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	4
	Consolidated Condensed Balance Sheets of American Rebel Holdings, Inc. at March 31, 2019 (unaudited) and December 31, 2018 (audited)	4
	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the three months ended March 31, 2019 and 2018 (unaudited)	5
	Consolidated Condensed Statements of Stockholders Deficit of American Rebel Holdings, Inc. for the three months ended March 31, 2019 and 2018 (unaudited)	6
	Consolidated Condensed Statements of Cash Flows of American Rebel Holdings, Inc. for the three months ended March 31, 2019 and 2018 (unaudited)	7
	Notes to the Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosure	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (unaudited)	December 31, 2018 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,483	$19,631
Accounts Receivable	-	682
Prepaid expense	170,195	117,300
Inventory	718,467	520,154
Inventory deposits	111,650	248,729
Total Current Assets	1,080,795	906,496

Property and Equipment, net	113,511	129,018

OTHER ASSETS:
Lease Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$1,201,147	$1,042,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$324,552	$319,623
Accrued Interest – Convertible Debenture – Related Party	221,049	171,786
Loan – Officer - Related party	16,588	16,588
Loan – Working Capital, net of discounts of $45,666 and $0	1,681,749	1,165,787
Loans - Nonrelated parties	111,808	120,993
Total Current Liabilities	2,355,746	1,794,777

Convertible Debenture –Related party, net of discounts of $204,610 and $227,110	140,390	117,890
TOTAL LIABILITIES	2,496,136	1,912,667

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,312,058 and 29,912,058 issued and outstanding, respectively at March 31, 2019 and December 31, 2018	30,312	29,912
Additional paid in capital	6,720,881	6,387,335
Accumulated deficit	(8,046,182)	(7,287,559)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,294,989)	(870,312)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,201,147	$1,042,355

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2019 (unaudited)	For the three months ended March 31, 2018 (unaudited)
Revenue	$70,015	$28,316
Cost of goods sold	28,299	11,605
Gross margin	41,716	16,711

Expenses:
Consulting – business development	248,037	129,882
Product development costs	41,133	7,936
Marketing and brand development costs	179,160	223,154
Administrative and other	95,333	181,097
Depreciation expense	15,507	15,507
	579,170	557,577
Operating income (loss)	(537,454)	(540,866)

Other Income (Expense)
Interest expense	(221,169)	(86,491)
Net income (loss) before income tax provision	(758,623)	(627,357)
Provision for income tax	-	-
Net income (loss)	$(758,623)	$(627,357)
Basic and diluted income (loss) per share	$(0.03)	$(0.03)
Weighted average common shares outstanding - basic and diluted	30,208,000	24,160,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)
Common Stock issued as compensation.	466,667	467	262,867	-	263,334
Net loss	-	-	-	(627,357)	(627,357)

Balance – March 31, 2018 (unaudited)	24,237,667	$24,238	$3,285,814	$(5,913,212)	$(2,603,160)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2018-	29,912,058	$29,912	$6,387,335	$(7,287,559)	$(870,312)
Common Stock issued as compensation.	400,000	400	232,100	-	232,500
Convertible Debenture Discount	-	-	101,446	-	101,446
Net loss	-	-	-	(758,623)	(758,623)
Balance – March 31, 2019 (Unaudited)-	30,312,058	$30,312	$6,720,881	$(8,046,182)	$(1,294,989)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2019 (unaudited)	For the three months ended March 31, 2018 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(758,623)	$(627,357)
Depreciation	15,507	16,340
Compensation paid through issuance of common stock	80,000	157,483
Amortization of loan discount	153,280	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	682	-
Change in prepaid expenses	27,105	75,086
Change in inventory	(198,313)	6,928
Change in inventory deposits	137,079	(100,000)
Change in accounts payable and accrued expense	54,192	176,025
Net Cash (Used in) Operating Activities	(489,091)	(290,495)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	-	(6,430)
Proceeds of convertible debentures	-	25,000
Proceeds of exercise of Warrants	2,500	-
Proceeds of working capital loan	612,000	250,000
Repayment of loans – nonrelated party	(64,556)	(28,383)
Net Cash Provided by Financing Activities	549,944	240,187

CHANGE IN CASH	60,853	(50,308

CASH AT BEGINNING OF PERIOD	19,631	70,798

CASH AT END OF PERIOD	$80,483	$20,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$18,626	$18,047
Income taxes	$-	$-

Non-cash investing and financing activities:
Investment eliminated through merger and consolidation	$-	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2018 and notes thereto contained.

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

MARCH 31, 2019

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $179,160 and $223,154 for the three-month periods ended March 31, 2019 and 2018, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019 and December 31, 2018, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During January 2018, the Company recorded $157,483 in compensation expense, increased prepaid expense $31,251, and reduced Accrued expense $74,600 with the issuance of 466,667 shares of common stock. The common stock was valued at prices of $0.50 and $0.60 per share consistent with earlier sales of common stock by American Rebel, Inc. as well as the present conversion price of the Company’s convertible debentures and negotiation with a vendor.

During January 2019, the Company recorded $178,505 in compensation expense, increased prepaid expense $80,000, and increased Discount on debt $57,467 with the issuance of 400,000 shares of common stock and 175,000 warrants to purchase common stock. The common stock was valued at prices of $0.65 to $0.76 per share consistent with market prices at the date of the transaction.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2019 and December 31, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company classifies tax-related penalties and net interest as income tax expense. For the three month period ended March 31, 2019 and 2018, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2019 and believes that none have a material effect on the Company’s financial statements except for the following.

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

MARCH 31, 2019

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the three months ended March 31, 2019 and 2018 of ($758,623) and ($627,357), respectively. The Company’s accumulated deficit was ($8,046,182) as of March 31, 2019 and ($7,287,559) as of December 31, 2018. The Company’s working capital deficit was ($1,274,951) as of March 31, 2019 and a deficit of ($888,280) as of December 31, 2018. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	March 31, 2019 (unaudited)	December 31, 2018 (audited)
Inventory - Finished goods	$718,467	$520,154
Inventory deposits	111,650	248,729
	830,117	768,883
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$830,117	$768,883

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	March 31, 2019 (unaudited)	December 31, 2018 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(196,636)	(181,129)
Net property and equipment	$113,511	$129,018

For the three months ended March 31, 2019 and 2018 we recognized $15,507 and $15,507 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2018 was $16,588. During the three months ended March 31, 2019, the company repaid $0 of these loans resulting in a balance at March 31, 2019 of $16,588. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $137,714, for a total of $40,698 at March 31, 2019. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at March 31, 2019 was $140,390.

During the year ended December 31, 2018, holders of convertible debentures exercised their rights to convert the debt of $2,060,000 and accrued interest of $280,529 to 4,681,058 shares of common stock. Of the total amount borrowed under the convertible debt and exercise of warrants, $2,664,787 was loaned to American Rebel, Inc., the Company’s former majority stockholder and now the Company’s wholly owned subsidiary, as a working capital loan to pay its operating expenses including legal, accounting, product development, brand expansion, and marketing costs. This loan is eliminated in consolidation.

Charles A. Ross, Jr. serves as the Company’s sole officer and director. Compensation for Mr. Ross was $53,500 and $50,000, respectively for the three months ended March 31, 2019 and 2018.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at March 31, 2019 and December 31, 2018.

	March 31, 2019 (unaudited)	December 31, 2018 (audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020.	$43,764	$52,929

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	68,044	68,044

Total recorded as current liability	$111,808	$120,993

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

During the three months ending March 31, 2019, the Company and the Company’s wholly-owned operating subsidiary completed the sale of additional short term notes under similar terms in the additional principal amount totaling $612,000. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short term working capital notes mature in 30-120 days. In connection with these notes, the Company issued 100,000 shares of its common stock, warrants to purchase 75,000 shares of its common stock and a conversion feature for 300,000 shares at $0.50 per share. The fair value of these share incentives was calculated to be $171,446. The fair value of the share incentives was recorded as a discount to the note payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the three months ended March 31, 2019 is $125,781. As of March 31, 2019 and December 31, 2018, the outstanding balance due on the working capital notes was $1,681,749 and $1,165,787, respectively.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY(CONTINUED)

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 81,388 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at December 31, 2018 and a discount of $204,610 at March 31, 2019.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at March 31, 2019 was $140,390.

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

As of March 31, 2019, the outstanding balance due the convertible debentures holders was $345,000, including $0 in original issue discount or interest.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 9 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS (CONTINUED)

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

The fair value of the conversion feature of the financial instrument as of March 31, 2019 was $0. The Company did not record any expense associated with the embedded derivatives at March 31, 2019. No embedded derivative expense was realized as there was no change in the conversion price.

NOTE 10 – INCOME TAXES

At March 31, 2019 and December 31, 2018, the Company had a net operating loss carryforward of $8,046,182and $7,287,559, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	March 31, 2019 (unaudited)	December 31, 2018 (audited)
Deferred tax asset:
Net operating loss carryforward	$1,689,698	$1,530,387
Total deferred tax asset	1,689,698	1,530,387
Less: Valuation allowance	(1,689,698)	(1,530,387)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of March 31, 2019 and December 31, 2018 was $1,689,698and $1,530,387, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2019 and December 31, 2018 and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of December 31, 2018:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.0)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 11 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 1,000,000 shares of its $0.001 par value preferred stock.

Common stock

In January 2018, the Company issued 467,667 shares of its common stock to pay professional and consulting fees and recorded an expense based on fair market value of $0.50 and $0.60 per share for a total expense of $263,334.

In January 2019, the Company issued a 30 day warrant to purchase 250,000 shares of its common stock at a price of $0.01 per share to pay consulting fees. Total fair value of $160,000 was recorded as an expense of $80,000 at March 31, 2019 and prepaid expense of $80,000 for the remaining three months of the consulting agreement. The warrants were exercised and 250,000 shares of common stock were issued.

In January 2019, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $300,000 with an interest rate of 16.66% per annum to a private investor. The note is secured by a pledge of all of the Company’s current inventory and the chief executive officer’s personal guaranty. This working capital note matures in 120 days. In connection with this note, the Company issued 100,000 shares of its common stock to the note holder.

In May 2019, the Company identified 50,000 shares of common stock in its subsidiary that had been awarded at date of incorporation but not recorded by the Company. The share count was corrected to include these shares valued at Par value of $0.001.

At March 31, 2019 and December 31, 2018, there were 30,312,058 and 29,912,058 shares of common stock issued and outstanding, respectively.

NOTE 12 – WARRANTS AND OPTIONS

In January 2019, the Company issued three-year and five-year warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share in conjunction with working capital loans totaling $75,000.

As of March 31, 2019, there were 2,320,000 warrants issued and outstanding. As of December 31, 2018, there were 2,245,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at March 31, 2019. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 12 – WARRANTS AND OPTIONS (CONTINUED)

	March 31, 2019 (unaudited)	December 31, 2018 (audited)

Stock Price	$.76	$.70
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	266.9%	163.0%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	2.51%	2.69%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2018 and the three months ended March 31, 2019.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2017	2,635,000	$0.91	1.69 years	-
Granted	270,000	$1.00	1.35 years	-
Exercised	660,000	$0.50	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2018	2,245,000	$0.58	0.93 years	-

Granted	325,000	$0.24	1.06 years	-
Exercised	250,000	$0.01	-	-
Expired	-	-	-	-
Outstanding and Exercisable at March 31, 2019	2,320,000	$0.59	1.00 years	-

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2019 through the date the financial statements were issued and determined that there were the following subsequent events:

Subsequent to March 31, 2019, the Company received an additional $425,000 under a $450,000 working capital loan secured by inventory dated May 1, 2019 that will mature on May 1, 2020.

Subsequent to March 31, 2019, the Company repaid a $25,000 loan that matured on April 15, 2019 and entered into a new loan on May 10, 2019 with the same investor for $50,000 that will mature on August 8, 2019.

Subsequent to March 31, 2019, the Company repaid a $50,000 loan that matured on April 2, 2019 and entered into a new loan on April 29, 2019 with the same investor for $50,000 that will mature on October 29, 2019.

Subsequent to March 31, 2019, the Company is in negotiations to extend a $130,000 loan that matured on April 5, 2019 and a $55,000 loan that matured March 15, 2019.

The Company terminated a social media marketing agreement as of April 1, 2019 and is interviewing other social media marketing companies to potentially engage their assistance with the Company’s social media marketing.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Operations

We are a company with limited financial resources. We have not established a firm source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report filed on April 5, 2019 and included with our Form 10-K filed on April 5, 2019 emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

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

Results of Operations

From inception through March 31, 2019, we have generated an operating deficit of $8,046,182. We expect to incur additional losses during the fiscal year ending December 31, 2019 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Three Months Ended March 31, 2019 Compared To Three Months Ended March 31, 2018

Revenue and cost of goods sold

For the three months ended March 31, 2019, we reported Sales of $70,015, compared to Sales of $28,316 for the three months ended March 31, 2018. For the three months ended March 31, 2019, we reported Cost of Sales of $28,299, compared to Cost of Sales of $11,605 for the three months ended March 31, 2018. For the three months ended March 31, 2019, we reported Gross Profit of $41,716, compared to Gross Profit of $16,711 for the three months ended March 31, 2018. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2019 were $579,170 compared to $557,577 for the three months ended March 31, 2018 as further described below.

For the three months ended March 31, 2019, we incurred consulting and business development expenses of $248,037, compared to consulting and business development expenses of $129,882 for the three months ended March 31, 2018. The change in consulting and business development expenses relates primarily to expansion of activities in preparation of 2018 product launch.

For the three months ended March 31, 2019, we incurred product development expenses of $41,133, compared to product development expenses of $7,936 for the three months ended March 31, 2018. The change in product development expenses relates primarily to change of activities in preparation of several 2018 product launches.

For the three months ended March 31, 2019, we incurred marketing and brand development expenses of $179,160, compared to marketing and brand development expenses of $223,154 for the three months ended March 31, 2018. The change in marketing and brand development expenses relates primarily to expansion of activities including major trade shows in conjunction with the several 2018 product launches.

For the three months ended March 31, 2019, we incurred general and administrative expenses of $95,333, compared to general and administrative expenses of $181,097 for the three months ended March 31, 2018. The change relates primarily to a change in professional, consulting and operating fees due to the merger completed in June 2017 and the change in our activities in connection with our 2018 product launches.

For the three months ended March 31, 2019, we incurred depreciation expense of $15,507, compared to depreciation expense of $15,507 for the three months ended March 31, 2018. The change relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our 2018 product launches.

Other income and expenses

For the three months ended March 31, 2019, we incurred interest expense of $221,169, compared to interest expense of $86,491 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we recorded $153,280 in interest expense by amortization of the discount of $125,000 recorded for the issuance of 250,000 shares of common stock in connection with a working capital loan.

Net Loss

Net loss for the three months ended March 31, 2019 amounted to $758,623, resulting in a loss per share of $0.03, compared to $627,357 for the three months ended March 31, 2018, resulting in a loss per share of $0.03. The increase in the net loss from the three months ended March 31, 2018 to the three months ended March 31, 2019 is primarily due to the investment in compensation, inventory and marketing in conjunction of our 2018 product launches.

Liquidity and Capital Resources

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $888,280 at December 31, 2018 and $1,274,951 at March 31, 2019, and have incurred a deficit of $8,046,182 from inception to March 31, 2019. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the three months ended March 31, 2019, we raised net cash of $0 by issuance of common shares, as compared to $0 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we raised net cash of $25,000 through the issuance of convertible promissory notes, as compared to $0 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we raised net cash of $612,000 through the issuance of notes payable secured by inventory, as compared to $200,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we repaid $0 on loans received from our CEO, as compared to $6,430 that we repaid in loans from our CEO during the three months ended March 31, 2018.

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

Item 1a – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2018 filed on April 5, 2019, to which reference is made herein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In January 2019, the Company issued a 30 day warrant to purchase 250,000 shares of its common stock at a price of $0.01 per share to pay consulting fees. Total fair value of $160,000 was recorded as an expense of $80,000 at March 31, 2019 and prepaid expense of $80,000 for the remaining three months of the consulting agreement. The warrants were exercised and 250,000 shares of common stock were issued.

In January 2019, the Company’s wholly-owned operating subsidiary completed the sale of a secured promissory note in the principal amount of $300,000 with an interest rate of 16.66% per annum to a private investor. The note is secured by a pledge of all of the Company’s current inventory and the chief executive officer’s personal guaranty. This working capital note matures in 120 days. In connection with this note, the Company issued 100,000 shares of its common stock to the note holder.

In May 2019, the Company identified 50,000 shares of common stock in its subsidiary that had been awarded at date of incorporation but not recorded by the Company. The share count was corrected to include these shares valued at Par value of $0.001.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2019.

Item 3 – Defaults upon Senior Securities

As previously disclosed on NOTE 6, a loan assumed by the Company January 1, 2016 for a promotional vehicle is past due. Interest continues to accrue and by mutual agreement of the parties the outstanding balance will be addressed upon the securing of significant equity investment in the Company.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
4.1	$250,000 Note (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 12, 2017)
10.1*	Conflict of Interest Agreement
10.2	Amended Stock Purchase and Reorganization Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed June 22, 2017)
10.3	Loan Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 12, 2017)
10.4	Security Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 12, 2017)
10.5	Guaranty (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 12, 2017)
10.6#	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018
10.7#	Notice of Amendment to June 29, 2018 Note
10.8#	$50,000 Convertible Term Note dated October 2, 2018.
10.9#	$100,000 Convertible Term Note dated October 5, 2018.
10.10#	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018
10.11#	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019.
10.12#	$55,000 Loan Agreement dated January 14, 2019.
10.13#	$25,000 Loan Agreement dated January 15, 2019.
10.14#	$300,000 Loan Agreement dated January 22, 2019.
10.15#	$150,000 Convertible Term Note dated March 1, 2019.
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: June 18, 2019

AMERICAN REBEL HOLDINGS, INC. (Registrant)

By: /s/ Charles A. Ross, Jr.
By: Charles A. Ross
Jr., President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO, Principal Financial Officer and Principal Accounting Officer