Form 10-Q
period 2019-06-30
AMERICAN REBEL HOLDINGS INC
filed 2019-09-30
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes x    No x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

The number of shares of the registrant’s common stock outstanding as of September 30, 2019 was 41,412,058 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (unaudited)	December 31, 2018 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,153	$19,631
Accounts Receivable	11,122	682
Prepaid expense	33,010	117,300
Inventory	652,576	520,154
Inventory deposits	100,514	248,729
Total Current Assets	823,375	906,496

Property and Equipment, net	98,004	129,018

OTHER ASSETS:
Lease Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$928,220	$1,042,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	375,107	319,623
Accrued Interest – Convertible Debenture – Related Party	302,035	171,786
Loan – Officer - Related party	4,496	16,588
Loan – Working Capital, net of discounts of $39,142 and $0	2,191,203	1,165,787
Loans - Nonrelated parties	107,795	120,993
Total Current Liabilities	2,980,636	1,794,777

Convertible Debenture –Related party, net of discounts of $182,110 and $227,110	162,890	117,890
TOTAL LIABILITIES	3,143,526	1,912,667

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 30,312,058 and 29,912,058 issued and outstanding, respectively at June 30, 2019 and December 31, 2018	30,312	29,912
Additional paid in capital	6,766,703	6,387,335
Accumulated deficit	(9,012,321)	(7,287,559)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,215,306)	(870,312)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$928,220	$1,042,355

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2019 (unaudited)	For the three months ended June 30, 2018 (unaudited)
Revenue	$59,047	$31,214
Cost of goods sold	42,931	13,262
Gross margin	16,116	17,952

Expenses:
Consulting – business development	250,690	166,060
Product development costs	182,834	7,866
Marketing and brand development costs	175,311	172,021
Administrative and other	132,910	73,166
Depreciation expense	15,507	15,507
	757,252	434,620
Operating income (loss)	(741,136)	(416,669)

Other Income (Expense)
Interest expense	(225,003)	(66,309)
Net income (loss) before income tax provision	(966,139)	(482,978)
Provision for income tax	-	-
Net income (loss)	$(966,139)	$(482,978)
Basic and diluted income (loss) per share	$(0.03)	$(0.02)
Weighted average common shares outstanding - basic and diluted	30,312,000	27,633,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2018 (unaudited)	For the six months ended June 30, 2018 (unaudited)
Revenue	$129,062	$59,530
Cost of goods sold	71,230	24,868
Gross margin	57,832	34,662

Expenses:
Consulting – business development	498,727	295,942
Product development costs	223,967	15,802
Marketing and brand development costs	354,471	395,175
Administrative and other	228,243	254,263
Depreciation expense	31,014	31,014
	1,336,422	992,196
Operating income (loss)	(1,278,590)	(957,534)

Other Income (Expense)
Interest expense	(446,172)	(152,800)
Net income (loss) before income tax provision	(1,724,762)	(1,110,334)
Provision for income tax	-	-
Net income (loss)	$(1,724,762)	$(1,110,334)
Basic and diluted income (loss) per share	$(0.06)	$(0.04)
Weighted average common shares outstanding - basic and diluted	30,296,000	25,306,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)
Common Stock issued as compensation	466,667	467	262,867	-	263,334
Net loss	-	-	-	(627,357)	(627,357)
Balance – March 31, 2018 (unaudited)	24,237,667	$24,238	$3,285,814	$(5,913,212)	$(2,603,160)
Common Stock issued as compensation	166,667	167	83,167	-	83,334
Convertible Debenture Discount	-	-	120,000	-	120,000
Conversion of Convertible Debentures	4,569,058	4,569	2,279,960	-	2,284,529
Exercise of Warrants.	580,000	580	289,420	-	290,000
Net loss	-	-	-	(482,977)	(482,977)
Balance – June 30, 2018-(unaudited)	29,553,392	$29,553	$6,058,361	$(6,396,189)	$(308,275)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2018	29,912,058	$29,912	$6,387,335	$(7,287,559)	$(870,312)
Common Stock issued as compensation	400,000	400	232,100	-	232,500
Convertible Debenture Discount			101,446	-	101,446
Net loss	-	-	-	(758,623)	(758,623)
Balance – March 31, 2019 (unaudited)	30,312,058	$30,312	$6,720,881	$(8,046,182)	$(1,294,989)
Convertible Debenture Discount	-	-	45,822	-	45,822
Net loss	-	-	-	(966,139)	(966,139)
Balance – June 30, 2019 (unaudited)	30,312,058	$30,312	$6,766,703	$(9,012,321)	$(2,215,306)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2019 (unaudited)	For the six months ended June 30, 2018 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,724,762)	$(1,110,334)
Depreciation	31,014	31,014
Compensation paid through issuance of common stock	160,000	219,983
Amortization of loan discount	278,126	15,671
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(10,440)	(3,991)
Change in prepaid expenses	84,290	81,606
Change in inventory	(132,421)	34,831
Change in inventory deposits	148,215	(100,000)
Change in accounts payable and accrued expense	187,140	193,241
Net Cash (Used in) Operating Activities	(978,838)	(637,979)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Operating Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	(12,092)	(8,930)
Proceeds of convertible debentures	-	120,000
Proceeds of exercise of Warrants	2,500	290,000
Proceeds of working capital loan	1,137,000	250,000
Repayment of loans – nonrelated party	(142,047)	(50,944)
Net Cash Provided by Financing Activities	985,361	600,126

CHANGE IN CASH	6,523	(37,853)

CASH AT BEGINNING OF PERIOD	19,630	70,798

CASH AT END OF PERIOD	$26,153	$32,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$28,187	$4,405
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Debentures to Common Stock	$-	$2,284,529

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $175,311 and $172,021 for the three-month periods ended June 30, 2019 and 2018, respectively, and $354,471 and $395,175, respectively, for the six month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019 and December 31, 2018, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

During January 2019, the Company recorded $178,505 in compensation expense, increased prepaid expense $160,000, and increased Discount on debt $57,467 with the issuance of 400,000 shares of common stock and 175,000 warrants to purchase common stock.  The common stock was valued at prices of $0.65 to $0.76 per share consistent with market prices at the date of the transaction.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2019 and December 31, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three and six month periods ended June 30, 2019 and 2018, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through June 30, 2019 and believes that none have a material effect on the Company’s financial statements except for the following.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the six months ended June 30, 2019 and 2018 of ($1,724,762) and ($1,110,334), respectively. The Company’s accumulated deficit was ($9,012,321) as of June 30, 2019 and ($7,287,559) as of December 31, 2018.  The Company’s working capital deficit was ($2,157,261) as of June 30, 2019 and a deficit of ($888,280) as of December 31, 2018.  In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

Note 3 – INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	June 30, 2019 (unaudited)	December 31, 2018 (audited)

Inventory - Finished goods	$652,576	$520,154
Inventory deposits	100,514	248,729
	753,090	768,883
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$753,090	$768,883

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	June 30, 2019 (unaudited)	December 31, 2018 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(212,143)	(181,129)
Net property and equipment	$98,004	$129,018

For the three months ended June 30, 2019 and 2018 we recognized $15,507 and $15,507 in depreciation expense, respectively and $31,014 and $31,014 for the six month periods then ended.  We depreciate these assets over a period of sixty (60) months which has been deemed their useful life.  In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable.  Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155.  The balance at December 31, 2018 was $16,588.  During the six months ended June 30, 2019, the company repaid $12,092 of these loans resulting in a balance at June 30, 2019 of $4,496.  These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt for a total of $51,020 at June 30, 2019.  Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures.  The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital.  The discount will be amortized over the three year term of the debentures.  The discounted balance of the convertible debentures at June 30, 2019 was $162,890.

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

Charles A. Ross, Jr. serves as the Company’s sole officer and director.  Compensation for Mr. Ross was $100,000 and $100,000, respectively for the six months ended June 30, 2019 and 2018.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles.  The liabilities assumed are as follows at June 30, 2019 and December 31, 2018.

	June 30, 2019 (unaudited)	December 31, 2018 (audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020.	$39,751	$52,929

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	68,044	68,044

Total recorded as current liability	$107,795	$120,993

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

During the six months ending June 30, 2019, the Company and the Company’s wholly-owned operating subsidiary completed the sale of additional short term notes under similar terms in the additional principal amount totaling $1,137,000.  The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty.  These short term working capital notes mature in 30-120 days.  In connection with these notes, the Company issued 100,000 shares of its common stock, warrants to purchase 75,000 shares of its common stock and a conversion feature for 300,000 shares at $0.50 per share.  The fair value of these share incentives was calculated to be $171,446.   The fair value of the share incentives was recorded as a discount to the note payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method.  Interest expense recorded as a result of amortization of discount for the six months ended June 30, 2019 is $152,160.  As of June 30, 2019 and December 31, 2018, the outstanding balance due on the working capital notes was $2,191,203 and $1,165,787, respectively.

NOTE 8 – CONVERTIBLE DEBENTURE – RELATED PARTY

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

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 102,040 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at December 31, 2018 and a discount of $182,110 at June 30, 2019.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000.  Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments.  The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital.  The discount will be amortized over the three year term of the debentures.  The discounted balance of the convertible debentures at June 30, 2019 was $162,890.

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

As of June 30, 2019, the outstanding balance due the convertible debentures holders was $345,000, including $0 in original issue discount or interest.

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

The fair value of the conversion feature of the financial instrument as of June 30, 2019 was $0. The Company did not record any expense associated with the embedded derivatives at June 30, 2019. No embedded derivative expense was realized as there was no change in the conversion price.

NOTE 10 – INCOME TAXES

At June 30, 2019 and December 31, 2018, the Company had a net operating loss carryforward of $9,012,321and $7,287,559, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	June 30, 2019 (unaudited)	December 31, 2018 (audited)
Deferred tax asset:
Net operating loss carryforward	$1,892,587	$1,530,387
Total deferred tax asset	1,892,587	1,530,387
Less: Valuation allowance	(1,892,587)	(1,530,387)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of June 30, 2019 and December 31, 2018 was $1,892,587 and $1,530,387, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2019 and December 31, 2018 and recognized 100% valuation allowance for each period.

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

In January 2019, the Company issued a 30 day warrant to purchase 250,000 shares of its common stock at a price of $0.01 per share to pay consulting fees. Total fair value of $160,000 was recorded as an expense of $160,000 at June 30, 2019.  The warrants were exercised and 250,000 shares of common stock were issued.

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

At June 30, 2019 and December 31, 2018, there were 30,312,058 and 29,912,058 shares of common stock issued and outstanding, respectively.

NOTE 12 – WARRANTS AND OPTIONS

In January 2019, the Company issued three-year and five-year warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share in conjunction with working capital loans totaling $75,000.

As of June 30, 2019, there were 2,710,000 warrants issued and outstanding. As of December 31, 2018, there were 2,635,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at June 30, 2019. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	June 30, 2019 (unaudited)	December 31, 2018 (audited)

Stock Price	$.95	$.70
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	258.2%	163.0%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	2.41%	2.69%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2018 and the six months ended June 30, 2019.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2017	2,635,000	$0.91	1.44 years	-
Granted	270,000	$1.00	1.10 years	-
Exercised	660,000	$0.50	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2018	2,245,000	$0.58	0.80 years	-

Granted	375,000	$0.34	0.99 years	-
Exercised	250,000	$0.01	-	-
Expired	-	-	-	-
Outstanding and Exercisable at June 30, 2019	2,370,000	$0.60	0.91 years	-

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2019 through the date the financial statements were issued and determined that there were the following subsequent events:

Subsequent to June 30, 2019, the Company entered into working capital loans substantially secured by inventory in the amount of $1,260,000 and extended an additional $351,875 of existing working capital loans.  These loans are due in approximately 180 days from issue.  In conjunction with these loans, the company issued 1,400,000 shares of common stock and issued a three year warrant to purchase 50,000 shares of common stock at a price of $1.00 per share.  The Company also issued 9,700,000 shares of common stock as compensation to key personnel including officers, directors and service providers.

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

Results of Operations

From inception through June 30, 2019, we have generated an operating deficit of $9,012,321. We expect to incur additional losses during the fiscal year ending December 31, 2019 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Six months Ended June 30, 2019 Compared To Six months Ended June 30, 20187

Revenue and cost of goods sold

For the six months ended June 30, 2019, we reported Sales of $129,062, compared to Sales of $59,530 for the six months ended June 30, 2018. For the six months ended June 30, 2019, we reported Cost of Sales of $71,230, compared to Cost of Sales of $24,868 for the six months ended June 30, 2018.  For the six months ended June 30, 2019, we reported Gross Profit of $57,832, compared to Gross Profit of $34,662 for the six months ended June 30, 2018.  Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the six months ended June 30, 2019 were $1,336,422 compared to $992,196 for the six months ended June 30, 2018 as further described below.

For the six months ended June 30, 2019, we incurred consulting and business development expenses of $498,727, compared to consulting and business development expenses of $295,942 for the six months ended June 30, 2018. The decrease in consulting and business development expenses relates primarily to expansion of activities in preparation product launch.

For the six months ended June 30, 2019, we incurred product development expenses of $223,967, compared to product development expenses of $15,802 for the six months ended June 30, 2018. The change in product development expenses relates primarily to change of activities in preparation of product launches.

For the six months ended June 30, 2019, we incurred marketing and brand development expenses of $354,471, compared to marketing and brand development expenses of $395,175 for the six months ended June 30, 2018. The change in marketing and brand development expenses relates primarily to expansion of activities in preparation of product launches.

For the six months ended June 30, 2019, we incurred general and administrative expenses of $228,243, compared to general and administrative expenses of $254,263 for the six months ended June 30, 2018. The increase relates primarily to an increase in professional, consulting and operating fees due to the acceleration in our activities in connection with our planned 2018 product launches.

For the six months ended June 30, 2019, we incurred depreciation expense of $31,014, compared to depreciation expense of $30,014 for the six months ended June 30, 2018. The depreciation relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our planned product launches.

Other income and expenses

For the six months ended June 30, 2019, we incurred interest expense of $446,172, compared to interest expense of $152,800 for the six months ended June 30, 2018.

Net Loss

Net loss for the six months ended June 30, 2019 amounted to $1,724,762, resulting in a loss per share of $0.06, compared to $1,110,334 for the six months ended June 30, 2018, resulting in a loss per share of $0.04. The change in the net loss from the six months ended June 30, 2018 to the six months ended June 30, 2019 is primarily due to the investment in compensation paid with common stock in 2017, offset by increased inventory and marketing in conjunction with our product launches.

Three Months Ended June 30, 2019 Compared To Three Months Ended June 30, 2018

Revenue and cost of goods sold

For the three months ended June 30, 2019, we reported Sales of $59,047, compared to Sales of $31,214 for the three months ended June 30, 2018. For the three months ended June 30, 2019, we reported Cost of Sales of $42,931, compared to Cost of Sales of $13,262 for the three months ended June 30, 2018.  For the three months ended June 30, 2019, we reported Gross Profit of $16,116, compared to Gross Profit of $17,952 for the three months ended June 30, 2018.  Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended June 30, 2019 were $757,252 compared to $434,620 for the three months ended June 30, 2018 as further described below.

For the three months ended June 30, 2019, we incurred consulting and business development expenses of $250,690, compared to consulting and business development expenses of $166,060 for the three months ended June 30, 2018. The change in consulting and business development expenses relates primarily to expansion of activities in preparation of 2018 product launch.

For the three months ended June 30, 2019, we incurred product development expenses of $182,834, compared to product development expenses of $7,866 for the three months ended June 30, 2018. The change in product development expenses relates primarily to change of activities in preparation of several 2018 product launches.

For the three months ended June 30, 2019, we incurred marketing and brand development expenses of $175,311, compared to marketing and brand development expenses of $172,021 for the three months ended June 30, 2018. The change in marketing and brand development expenses relates primarily to expansion of activities including major trade shows in conjunction with the several 2018 product launches.

For the three months ended June 30, 2019, we incurred general and administrative expenses of $132,910, compared to general and administrative expenses of $73,166 for the three months ended June 30, 2018. The change relates primarily to a change in professional, consulting and operating fees due to the merger completed in June 2017 and the change in our activities in connection with our 2018 product launches.

For the three months ended June 30, 2019, we incurred depreciation expense of $15,507, compared to depreciation expense of $15,507 for the three months ended June 30, 2018. The change relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our 2018 product launches.

Other income and expenses

For the three months ended June 30, 2019, we incurred interest expense of $225,003, compared to interest expense of $66,309 for the three months ended June 30, 2018.

Net Loss

Net loss for the three months ended June 30, 2019 amounted to $966,139, resulting in a loss per share of $0.03, compared to $482,978 for the three months ended June 30, 2018, resulting in a loss per share of $0.03. The increase in the net loss from the three months ended June 30, 2018 to the three months ended June 30, 2019 is primarily due to the investment in compensation, inventory and marketing in conjunction of our 2018 product launches.

Liquidity and Capital Resources

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $888,280 at December 31, 2018 and $2,157,261 at June 30, 2019, and have incurred a deficit of $9,012,321 from inception to June 30, 2019. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the six months ended June 30, 2019, we raised net cash of $0 by issuance of common shares, as compared to $0 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we raised net cash of $25,000 through the issuance of convertible promissory notes, as compared to $0 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we raised net cash of $1,137,000 through the issuance of notes payable secured by inventory, as compared to $250,000 for the six months ended June 30, 2018.   During the six months ended June 30, 2019, we repaid $12,092 on loans received from our CEO, as compared to $6,430 that we repaid in loans from our CEO during the six months ended June 30, 2018.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In May 2019, the Company issued a three year warrant to purchase 50,000 shares of its common stock at a price of $1.00 per share in conjunction with a working capital loan. Total fair value of $45,822 was recorded as contributed capital and interest expense of $25,966 was recorded at June 30, 2019.

Subsequent to June 30, 2019, in conjunction with working capital loans, the company issued 1,400,000 shares of common stock and issued a three year warrant to purchase 50,000 shares of common stock at a price of $1.00 per share.  The Company also issued 9,700,000 shares of common stock as compensation to key personnel including officers, directors and service providers.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2019.

Item 3 – Defaults upon Senior Securities

As previously disclosed on NOTE 6, a loan assumed by the Company January 1, 2016 for a promotional vehicle is past due. Interest continues to accrue and by mutual agreement of the parties the outstanding balance will be addressed upon the securing of significant equity investment in the Company.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
4.1	$250,000 Note (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 12, 2017)
10.1*	Conflict of Interest Agreement
10.2	Amended Stock Purchase and Reorganization Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed June 22, 2017)
10.3	Loan Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 12, 2017)
10.4	Security Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 12, 2017)
10.5	Guaranty (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 12, 2017)
10.6	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.6 to Form 10-Q, filed June 6, 2019)
10.7	Notice of Amendment to June 29, 2018 Note (Incorporated by reference to Exhibit 10.7 to Form 10-Q, filed June 6, 2019)
10.8	$50,000 Convertible Term Note dated October 2, 2018 (Incorporated by reference to Exhibit 10.8 to Form 10-Q, filed June 6, 2019)
10.9	$100,000 Convertible Term Note dated October 5, 2018 (Incorporated by reference to Exhibit 10.9 to Form 10-Q, filed June 6, 2019)
10.10	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018 (Incorporated by reference to Exhibit 10.10 to Form 10-Q, filed June 6, 2019)
10.11	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019 (Incorporated by reference to Exhibit 10.11 to Form 10-Q, filed June 6, 2019)
10.12	$55,000 Loan Agreement dated January 14, 2019 (Incorporated by reference to Exhibit 10.12 to Form 10-Q, filed June 6, 2019)
10.13	$25,000 Loan Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.13 to Form 10-Q, filed June 6, 2019)
10.14	$300,000 Loan Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 to Form 10-Q, filed June 6, 2019)
10.15	$150,000 Convertible Term Note dated March 1, 2019 (Incorporated by reference to Exhibit 10.15 to Form 10-Q, filed June 6, 2019)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: September 30, 2019

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr., President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer and Principal Accounting Officer