Form 10-Q
period 2019-09-30
AMERICAN REBEL HOLDINGS INC
filed 2019-12-23
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2019

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 000-55728

AMERICAN REBEL HOLDINGS, INC

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of December 20, 2019 was 43,062,058 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	4

	Consolidated Condensed Balance Sheets of American Rebel Holdings, Inc. at September 30, 2019 (unaudited) and December 31, 2018 (audited)	4

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the three months ended September 30, 2019 and 2018 (unaudited)	5

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the nine months ended September 30, 2019 and 2018 (unaudited)	6

	Consolidated Condensed Statements of Stockholders Deficit of American Rebel Holdings, Inc. for the nine months ended September 30, 2019 and 2018 (unaudited)	7

	Consolidated Condensed Statements of Cash Flows of American Rebel Holdings, Inc. for the nine months ended September 30, 2019 and 2018 (unaudited)	8

	Notes to the Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	Mine Safety Disclosure	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

Signatures		31

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$184,446	$19,631
Accounts Receivable	241,529	682
Prepaid expense	766,760	117,300
Inventory	769,247	520,154
Inventory deposits	19,550	248,729
Total Current Assets	1,981,532	906,496

Property and Equipment, net	82,497	129,018

OTHER ASSETS:
Lease Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$2,070,870	$1,042,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	455,503	319,623
Accrued Interest – Convertible Debenture – Related Party	349,389	171,786
Loan – Officer - Related party	4,496	16,588
Loan – Working Capital, net of discounts of $592,906 and $0	2,630,084	1,165,787
Loans - Nonrelated parties	100,908	120,993
Total Current Liabilities	3,540,380	1,794,777

Convertible Debenture –Related party, net of discounts of $159,610 and $227,110	185,390	117,890
TOTAL LIABILITIES	3,725,770	1,912,667

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,412,058 and 29,912,058 issued and outstanding, respectively at September 30, 2019 and December 31, 2018	41,412	29,912
Additional paid in capital	11,485,203	6,387,335
Accumulated deficit	(13,181,515)	(7,287,559)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,654,900)	(870,312)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,070,870	$1,042,355

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
	(unaudited)	(unaudited)
Revenue	$164,970	$26,831
Cost of goods sold	120,874	11,357
Gross margin	44,096	15,474

Expenses:
Consulting – business development	3,168,335	146,272
Product development costs	39,331	316
Marketing and brand development costs	153,764	127,584
Administrative and other	412,007	52,664
Depreciation expense	15,507	15,507
	3,788,944	342,344
Operating income (loss)	(3,744,848)	(326,871)

Other Income (Expense)
Interest expense	(424,346)	(50,345)
Net income (loss) before income tax provision	(4,169,194)	(377,215)
Provision for income tax	-	-
Net income (loss)	$(4,169,194)	$(377,215)
Basic and diluted income (loss) per share	$(0.13)	$(0.01)
Weighted average common shares outstanding - basic and diluted	31,167,000	29,666,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2018
	(unaudited)	(unaudited)
Revenue	$294,032	$86,361
Cost of goods sold	192,104	36,224
Gross margin	101,928	50,136

Expenses:
Consulting – business development	3,667,062	442,215
Product development costs	263,298	16,118
Marketing and brand development costs	508,235	522,759
Administrative and other	640,250	306,928
Depreciation expense	46,521	46,521
	5,125,366	1,334,540
Operating income (loss)	(5,023,438)	(1,284,404)

Other Income (Expense)
Interest expense	(870,518)	(203,145)
Net income (loss) before income tax provision	(5,893,956)	(1,487,549)
Provision for income tax	-	-
Net income (loss)	$(5,893,956)	$(1,487,549)
Basic and diluted income (loss) per share	$(0.19)	$(0.05)
Weighted average common shares outstanding - basic and diluted	30,590,000	27,176,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)
Common Stock issued as compensation	466,667	467	262,867	-	263,334
Net loss	-	-	-	(627,357)	(627,357)

Balance – March 31, 2018 (unaudited)	24,237,667	$24,238	$3,285,814	$(5,913,212)	$(2,603,160)
Common Stock issued as compensation	166,667	167	83,167	-	83,334
Convertible Debenture Discount	-	-	120,000	-	120,000
Conversion of Convertible Debentures	4,569,058	4,569	2,279,960	-	2,284,529
Exercise of Warrants	580,000	580	289,420	-	290,000
Net loss	-	-	-	(482,977)	(482,977)

Balance – June 30, 2018 (unaudited)	29,553,392	$29,553	$6,058,361	$(6,396,189)	$(308,275)
Common Stock issued as compensation	166,666	167	83,167	-	83,334
Exercise of Warrants	80,000	80	39,920	-	40,000
Net loss	-	-	-	(377,215)	(377,215)

Balance – September 30, 2018 (Unaudited)	29,800,058	$29,800	$6,181,448	$(6,773,404)	$(562,156)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2018-	29,912,058	$29,912	$6,387,335	$(7,287,559)	$(870,312)
Common Stock issued as compensation	400,000	400	232,100	-	232,500
Convertible Debenture Discount			101,446	-	101,446
Net loss	-	-	-	(758,623)	(758,623)

Balance – March 31, 2019 (unaudited)	30,312,058	$30,312	$6,720,881	$(8,046,182)	$(1,294,989)
Convertible Debenture Discount	-	-	45,822	-	45,822
Net loss	-	-	-	(966,139)	(966,139)

Balance –June 30, 2019 (unaudited)	30,312,058	$30,312	$6,766,703	$(9,012,321)	$(2,215,306)
Common Stock issued as compensation	11,100,000	11,100	4,718,500	-	4,729,600
Net loss	-	-	-	(4,169,194)	(4,169,194)

Balance – September 30, 2019 (Unaudited)	41,412,058	$41,412	$11,485,203	$(13,181,515)	$(1,654,900)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,893,956)	$(1,487,549)
Depreciation	46,521	46,521
Compensation paid through issuance of common stock	3,322,000	282,483
Amortization of loan discount	518,497	25,671
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(90,847)	(1,017)
Change in prepaid expenses	95,505	67,756
Change in inventory	(249,093)	38,864
Change in inventory deposits	229,180	(182,224)
Change in accounts payable and accrued expense	313,482	260,894
Net Cash (Used in) Operating Activities	(1,708,711)	(948,601)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Operating Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	(12,092)	(48,930)
Proceeds of convertible debentures	-	120,000
Proceeds of sale of common stock	1,000	-
Proceeds of exercise of Warrants	2,500	330,000
Proceeds of working capital loan	2,524,875	550,000
Repayment of loans – nonrelated party	(642,756)	(64,295)
Net Cash Provided by Financing Activities	1,873,527	886,775

CHANGE IN CASH	164,816	(61,825)

CASH AT BEGINNING OF PERIOD	19,630	70,798

CASH AT END OF PERIOD	$184,446	$8,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$77,860	$13,475
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Debentures to Common Stock	$-	$2,284,529

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Nature of operations

The Company is developing branded products in the self-defense, concealed carry, gun safe and patriotic product areas that are promoted and sold using trade shows, personal appearances, music, Internet and television avenues.  The Company’s products will be under the American Rebel Brand and imprinted.

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

Inventory and Inventory Deposits

Inventory consists of backpacks, jackets, accessories, and safes manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or market value. The Company determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions.  The Company also makes deposit payments on inventory to be manufactured that are carried separately until the goods are received into inventory.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $153,764 and $127,584 for the three-month periods ended September 30, 2019 and 2018, respectively, and $508,235 and $522,759, respectively, for the nine month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019 and December 31, 2018, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

SEPTEMBER 30, 2019

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

During September 2019, the Company recorded $3,432,000 in compensation expense and increased Discount on debt $819,500 with the issuance of 11,000,000 shares of common stock and 50,000 warrants to purchase common stock.  The common stock was valued at prices of $0.70 to $0.30 per share consistent with market prices at the dates of the transactions.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2019 and December 31, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three and nine month periods ended September 30, 2019 and 2018, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2019 and believes that none have a material effect on the Company’s financial statements except for the following.

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

SEPTEMBER 30, 2019

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

Concentration Risk

In 2019, the Company purchased a substantial portion (over 20%) of inventory from two third-party vendors (98.2%). As of September 30, 2019, the net amount due to the vendors (accounts payable and accrued expense) was $10,390. In 2018, the Company purchased all of inventory from one third-party vendor (100.0%). As of September 30, 2018, the net amount due to the vendor (accounts payable and accrued expense) was $2,910. The loss of these manufacturing vendor relationships could have a material effect on the Company, but the Company believes there are numerous other suppliers that could be substituted should these suppliers become unavailable or non-competitive.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the nine months ended September 30, 2019 and 2018 of ($5,893,956) and ($1,487,549), respectively. The Company’s accumulated deficit was ($13,181,515) as of September 30, 2019 and ($7,287,559) as of December 31, 2018.  The Company’s working capital deficit was ($1,558,848) as of September 30, 2019 and a deficit of ($888,280) as of December 31, 2018.  In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Note 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)

Inventory - Finished goods	$769,247	$520,154
Inventory deposits	19,550	248,729
	788,797	768,883
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$788,797	$768,883

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(227,650)	(181,129)
Net property and equipment	$82,497	$129,018

For the three months ended September 30, 2019 and 2018 we recognized $15,507 and $15,507 in depreciation expense, respectively and $46,521 and $46,521 for the nine month periods then ended.  We depreciate these assets over a period of sixty (60) months which has been deemed their useful life.  In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable.  Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155.  The balance at December 31, 2018 was $16,588.  During the nine months ended September 30, 2019, the company repaid $12,092 of these loans resulting in a balance at September 30, 2019 of $4,496.  These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt for a total of $61,455 at September 30, 2019.  Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures.  The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital.  The discount will be amortized over the three-year term of the debentures.  The discounted balance of the convertible debentures at September 30, 2019 was $185,390.

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

Charles A. Ross, Jr. serves as the Company’s sole officer and director.  Compensation for Mr. Ross was $150,000 and $150,000, respectively for the nine months ended September 30, 2019 and 2018.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles.  The liabilities assumed are as follows at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through September 2020.	$32,864	$52,949

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full	68,044	68,044

Total recorded as current liability	$100,908	$120,993

Current and long-term portion.  Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

During the nine months ending September 30, 2019, the Company and the Company’s wholly-owned operating subsidiary completed the sale of additional short term notes under similar terms in the additional principal amount totaling $2,524,875.  The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty.  These short term working capital notes mature in 30-180 days.  In connection with these notes, the Company issued 1,400,000 shares of its common stock, warrants to purchase 125,000 shares of its common stock and a conversion feature for 300,000 shares at $0.50 per share.  The fair value of these share incentives was calculated to be $1,048,368.   The fair value of the share incentives was recorded as a discount to the note payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method.  Interest expense recorded as a result of amortization of discount for the nine months ended September 30, 2019 is $572,962.  As of September 30, 2019 and December 31, 2018, the outstanding balance due on the working capital notes was $3,222,990 and $1,165,787, respectively.

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

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 102,040 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in no discount to the convertible debenture – related party at December 31, 2018 and a discount of $159,610 at September 30, 2019.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000.  Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments.  The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital.  The discount will be amortized over the three year term of the debentures.  The discounted balance of the convertible debentures at September 30, 2019 was $185,390.

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

SEPTEMBER 30, 2019

(unaudited)

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

As of September 30, 2019, the outstanding balance due the convertible debentures holders was $345,000, including $0 in original issue discount or interest.

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

The fair value of the conversion feature of the financial instrument as of September 30, 2019 was $0. The Company did not record any expense associated with the embedded derivatives at September 30, 2019. No embedded derivative expense was realized as there was no change in the conversion price.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 10 – INCOME TAXES

At September 30, 2019 and December 31, 2018, the Company had a net operating loss carryforward of $13,181,515 and $7,287,559, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$2,768,118	$1,530,387
Total deferred tax asset	2,768,118	1,530,387
Less: Valuation allowance	(2,768,118)	(1,530,387)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of September 30, 2019 and December 31, 2018 was $2,768,118 and $1,530,387, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2019 and December 31, 2018 and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of December 31, 2018:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.0)%
Change in valuation allowance	21.0%
Effective tax rate	0%

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 11 – SHARE CAPITAL (CONTINUED)

In September 2019, the Company issued 1,400,000 shares of its common stock in conjunction with notes payable and recorded loan discount of $812,000 based on fair market value of $0.30 and $0.95 per share. Of the loan discount recorded, the amount that had been amortized to interest expense at September 30, 2019 was $228,460.

In September 2019, the Company issued 9,700,000 shares of its common stock to pay professional and consulting fees and recorded an expense based on fair market value of $0.30 and $0.95 per share for a total expense of $3,432,000, and recorded prepaid expense of $675,750.

At September 30, 2019 and December 31, 2018, there were 41,412,058 and 29,912,058 shares of common stock issued and outstanding, respectively.

NOTE 12 – WARRANTS AND OPTIONS

In January 2019, the Company issued three-year and five-year warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share in conjunction with working capital loans totaling $75,000.  In September 2019, the Company issued three-year warrants to purchase 50,000 shares of the Company’s common stock at $1.00 per share in conjunction with working capital loans totaling $51,875.

As of September 30, 2019, there were 2,420,000 warrants issued and outstanding. As of December 31, 2018, there were 2,245,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at September 30, 2019. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term which due to their maturity period three years. The Company had no reason to believe future volatility over the expected remaining life of these common stock equivalents was likely to differ materially from historical volatility. Expected life was based on three years due to the expiry of maturity. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the common stock equivalents.

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)

Stock Price	$0.3	$0.7
Exercise Price	$1	$1
Term (expected in years)	3	3
Volatility	284.20%	163.00%
Annual Rate of Dividends	0.00%	0.00%
Risk Free Rate	1.58%	2.69%

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 12 – WARRANTS AND OPTIONS (CONTINUED)

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2018 and the nine months ended September 30, 2019.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2017	2,635,000	$0.91	1.18 years	-
Granted	270,000	$1.00	.85 years	-
Exercised	660,000	$0.50	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2018	2,245,000	$0.58	075 years	-

Granted	425,000	$0.41	1.59 years	-
Exercised	250,000	$0.01	-	-
Expired	-	-	-	-
Outstanding and Exercisable at September 30, 2019	2,420,000	$0.61	0.98 years	-

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2019 through the date the financial statements were issued and determined that there were the following subsequent events:

Subsequent to September 30, 2019, the Company entered into working capital loans substantially secured by inventory in the amount of $445,000.  These loans are due in approximately 180 days or 1 year from issue.  In conjunction with these loans, the company issued 150,000 shares of common stock and 50,000 warrants to purchase the Company's common stock at the exercise price of $1.00. Warrants will expire November 20, 2022. The Company also issued 1,500,000 shares of common stock as compensation to a group of shareholders.

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

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative concealed carry products and safes. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and CEO, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by 2 million people or more. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

Results of Operations

From inception through September 30, 2019, we have generated an operating deficit of $13,181,515. The Company continues to pursue brand development and develop and purchase new products.  These activities are supported by borrowing funds and issuing common stock in compensation.  We expect to incur additional losses during the fiscal year ending December 31, 2019 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Nine months Ended September 30, 2019 Compared To Nine months Ended September 30, 2018

Revenue and cost of goods sold

For the nine months ended September 30, 2019, we reported Sales of $294,032, compared to Sales of $86,361 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we reported Cost of Sales of $192,104, compared to Cost of Sales of $36,224 for the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, we reported Gross Profit of $101,928, compared to Gross Profit of $50,136 for the nine months ended September 30, 2018.  Sales of our products began during the fourth quarter of 2016 and the sales increase during the third quarter of 2019 is attributable to the Company’s first sales of its new line of safes.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2019 were $5,125,366 compared to $1,334,540 for the nine months ended September 30, 2018 as further described below.

For the nine months ended September 30, 2019, we incurred consulting and business development expenses of $3,667,062, compared to consulting and business development expenses of $442,215 for the nine months ended September 30, 2018. The increase in consulting and business development expenses relates primarily to expansion of activities in preparation product launch.

For the nine months ended September 30, 2019, we incurred product development expenses of $263,298, compared to product development expenses of $16,118 for the nine months ended September 30, 2018. The change in product development expenses relates primarily to change of activities in preparation of product launches.

For the nine months ended September 30, 2019, we incurred marketing and brand development expenses of $508,235, compared to marketing and brand development expenses of $522,759 for the nine months ended September 30, 2018. Marketing and brand development expenses have remained constant as the Company establishes its brand in the marketplace.

For the nine months ended September 30, 2019, we incurred general and administrative expenses of $640,250, compared to general and administrative expenses of $306,928 for the nine months ended September 30, 2018. The increase relates primarily to an increase in professional, consulting and operating fees due to the acceleration in our activities in connection with our planned 2019 product launches.

For the nine months ended September 30, 2019, we incurred depreciation expense of $46,521, compared to depreciation expense of $46,521 for the nine months ended September 30, 2018. The depreciation relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our planned product launches.

Other income and expenses

For the nine months ended September 30, 2019, we incurred interest expense of $870,518, compared to interest expense of $203,145 for the nine months ended September 30, 2018. The increase in interest expense is due to the increased borrowings by the Company to provide capital to execute its business plan.

Net Loss

Net loss for the nine months ended September 30, 2019 amounted to $5,893,956, resulting in a loss per share of $0.19, compared to $1,487,549 for the nine months ended September 30, 2018, resulting in a loss per share of $0.05. The change in the net loss from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 is primarily due to the investment in compensation paid with common stock in 2019, offset by increased inventory and marketing in conjunction with our product launches.

Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018

Revenue and cost of goods sold

For the three months ended September 30, 2019, we reported Sales of $164,970, compared to Sales of $26,831 for the three months ended September 30, 2018. For the three months ended September 30, 2019, we reported Cost of Sales of $120,874, compared to Cost of Sales of $11,357 for the three months ended September 30, 2018.  For the three months ended September 30, 2019, we reported Gross Profit of $44,096, compared to Gross Profit of $15,474 for the three months ended September 30, 2018.  Sales of our products began during the fourth quarter of 2016 and the sales increase during the third quarter of 2019 is attributable to the Company’s first sales of its new line of safes.

Operating Expenses

Total operating expenses for the three months ended September 30, 2019 were $3,788,944 compared to $342,344 for the three months ended September 30, 2018 as further described below.

For the three months ended September 30, 2019, we incurred consulting and business development expenses of $3,168,335, compared to consulting and business development expenses of $146,272 for the three months ended September 30, 2018. The change in consulting and business development expenses relates primarily to expansion of activities in preparation of 2019 product launch and to issue shares to lenders and contractors that were necessary to incentivize lenders and contractors providing capital and services to the Company.

For the three months ended September 30, 2019, we incurred product development expenses of $39,331, compared to product development expenses of $316 for the three months ended September 30, 2018. The change in product development expenses relates primarily to change of activities in preparation of several 2019 product launches.

For the three months ended September 30, 2019, we incurred marketing and brand development expenses of $153,764, compared to marketing and brand development expenses of $127,584 for the three months ended September 30, 2018. The change in marketing and brand development expenses relates primarily to expansion of activities including major trade shows in conjunction with the several 2019 product launches.

For the three months ended September 30, 2019, we incurred general and administrative expenses of $412,007, compared to general and administrative expenses of $52,664 for the three months ended September 30, 2018. The change relates primarily to a change in professional, consulting and operating fees due to the change in our activities in connection with our 2019 product launches.

For the three months ended September 30, 2019, we incurred depreciation expense of $15,507, compared to depreciation expense of $15,507 for the three months ended September 30, 2018. The Company has not capitalized any equipment recently and depreciation is calculated on a “Straight-line” method so the amounts deducted for each quarter have not changed.

Other income and expenses

For the three months ended September 30, 2019, we incurred interest expense of $424,346, compared to interest expense of $50,345 for the three months ended September 30, 2018. The increase in interest expense is due to the increased borrowings by the Company to provide capital to execute its business plan.

Net Loss

Net loss for the three months ended September 30, 2019 amounted to $4,169,194, resulting in a loss per share of $0.13, compared to $377,215 for the three months ended September 30, 2018, resulting in a loss per share of $0.01. The increase in the net loss from the three months ended September 30, 2018 to the three months ended September 30, 2019 is primarily due to the investment in compensation, inventory and marketing in conjunction of our 2019 product launches.

Liquidity and Capital Resources

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $888,280 at December 31, 2018 and $2,072,325 at September 30, 2019, and have incurred a deficit of $13,181,515 from inception to September 30, 2019. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the nine months ended September 30, 2019, we raised net cash of $0 by issuance of common shares, as compared to $330,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we raised net cash of $0 through the issuance of convertible promissory notes, as compared to $120,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we raised net cash of $2,524,875 through the issuance of notes payable secured by inventory, as compared to $550,000 for the nine months ended September 30, 2018.   During the nine months ended September 30, 2019, we repaid $12,092 on loans received from our CEO, as compared to $48,930 that we repaid in loans from our CEO during the nine months ended September 30, 2018.

As we proceed with the launch of our American Rebel concealed carry and safes product lines, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated launch of additional products in addition to the launch of our concealed carry and safes product lines. Since it is impossible to predict with certainty the timing and amount of funds required to establish profitability, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, Charles A. Ross, Jr., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Mr. Ross concluded that as a smaller reporting company and an emerging growth company, effectiveness of  our disclosure controls and procedures are limited due to the size of the company and the limited number of personnel.  The Company has hired a financial expert with the experience in creating and managing internal control systems as well to continue to improve the effectiveness of our internal controls and financial disclosure controls.  The Company will continue to evaluate its disclosure controls and procedures and strive to improve the effectiveness of these controls and procedures.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In May 2019, the Company issued a three year warrant to purchase 50,000 shares of its common stock at a price of $1.00 per share in conjunction with a working capital loan. Total fair value of $45,822 was recorded as contributed capital and interest expense of $25,966 was recorded at September 30, 2019.

During the three months ended September 30, 2019, in conjunction with working capital loans, the company issued 1,300,000 shares of common stock and issued a three year warrant to purchase 50,000 shares of common stock at a price of $1.00 per share.  The Company also issued 9,700,000 shares of common stock as compensation to key personnel including officers, directors and service providers.

Subsequent to September 30, 2019, in conjunction with working capital loans, the company issued 250,000 shares of common stock.  The Company also issued 1,500,000 shares of common stock to a group of shareholders as compensation.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2019.

Item 3 – Defaults upon Senior Securities

As previously disclosed on NOTE 6, a loan assumed by the Company January 1, 2016 for a promotional vehicle is past due. Interest continues to accrue and by mutual agreement of the parties the outstanding balance will be addressed upon the securing of significant equity investment in the Company.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
3.3**	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
4.1***	$250,000 Note (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 12, 2017)
10.1*	Conflict of Interest Agreement
10.2****	Amended Stock Purchase and Reorganization Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 22, 2017)
10.3***	Loan Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 12, 2017)
10.4***	Security Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 12, 2017)
10.5***	Guaranty (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 12, 2017)
10.6*****	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated September 29, 2018 (Incorporated by reference to Exhibit 10.6 to Form 10-Q, filed June 18, 2019)
10.7*****	Notice of Amendment to September 29, 2018 Note (Incorporated by reference to Exhibit 10.7 to Form 10-Q, filed June 18, 2019)
10.8*****	$50,000 Convertible Term Note dated October 2, 2018 (Incorporated by reference to Exhibit 10.8 to Form 10-Q, filed June 18, 2019)
10.9*****	$100,000 Convertible Term Note dated October 5, 2018 (Incorporated by reference to Exhibit 10.9 to Form 10-Q, filed June 18, 2019)
10.10*****	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018 (Incorporated by reference to Exhibit 10.10 to Form 10-Q, filed June 18, 2019)
10.11*****	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019 (Incorporated by reference to Exhibit 10.11 to Form 10-Q, filed June 18, 2019)
10.12*****	$55,000 Loan Agreement dated January 14, 2019 (Incorporated by reference to Exhibit 10.12 to Form 10-Q, filed June 18, 2019)
10.13*****	$25,000 Loan Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.13 to Form 10-Q, filed June 18, 2019)
10.14*****	$300,000 Loan Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 to Form 10-Q, filed June 18, 2019)
10.15*****	$150,000 Convertible Term Note dated March 1, 2019 (Incorporated by reference to Exhibit 10.15 to Form 10-Q, filed June 18, 2019)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

* Filed with initial filing of the Company’s registration statement on Form S-1, August 4, 2015.

** Filed as an exhibit to the Company’s Form 8-K filed on January 10, 2017.

*** Filed as an exhibit to the Company’s Form 8-K filed on July 12, 2017.

**** Filed as an exhibit to the Company’s Form 8-K filed on September 22, 2017.

***** Filed aa an exhibit to the Company’s Form 10-Q filed on June 18, 2019.

# Filed herewith.

(1) The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 19, 2019

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.
By:	Charles A. Ross, Jr.
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO, Principal Financial Officer and Principal Accounting Officer