Form 10-K
period 2019-12-31
AMERICAN REBEL HOLDINGS INC
filed 2020-05-15
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None31

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $27,537,705 as of June 30, 2019.

The number of shares of the registrant’s common stock outstanding as of May 12, 2020 was 59,528,058 shares.

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

American Rebel is boldly positioning itself as “America’s Patriotic Brand” in a time when national spirit and American values are being rekindled and redefined. American Rebel is an advocate for the 2nd Amendment and conveys a sense of responsibility to teach and preach good common practices of gun ownership. American Rebel products keep you concealed and safe inside and outside the home. American Rebel Safes protect your firearms and valuables from children, theft, fire and natural disasters inside the home; and American Rebel Concealed Carry Products provide quick and easy access to your firearm utilizing American Rebel’s Proprietary Protection Pocket in its backpacks and apparel outside the home. The initial company product releases embrace the “concealed carry lifestyle” with a focus on concealed carry products, apparel, personal security and defense. “There’s a growing need to know how to protect yourself, your family, your neighbors or even a room full of total strangers,” says American Rebel’s CEO, Andy Ross. “That need is in the forethought of every product we design”

The “concealed carry lifestyle” refers to a set of products and a set of ideas around the emotional decision to carry a gun everywhere you go. The American Rebel brand strategy is similar to the successful Harley-Davidson Motorcycle philosophy, referenced in this quote from Richard F. Teerlink, Harley’s chairman and former chief executive, “It’s not hardware; it is a lifestyle, an emotional attachment. That’s what we have to keep marketing to.” As an American icon, Harley has come to symbolize freedom, rugged individualism, excitement and a sense of “bad boy rebellion.” American Rebel – America’s Patriotic Brand has significant potential for branded products as a lifestyle brand. Its innovative Concealed Carry Product line and Safe line serve a large and growing market segment; but it is important to note we have product opportunities beyond Concealed Carry Products and Safes.

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

The initial product offering introduced at the 2017 NRA show in Atlanta, GA includes four sizes and styles of concealed carry backpacks with a variety of available colors (25 SKUs), which include the Company’s patent-pending Protection Pocket and two styles of men’s overcoats. Products additionally released through 2018 and 2019 have included additional concealed carry jackets for men and women.

The addition of Nathan Findley to the American Rebel team presented an opportunity for American Rebel to launch American Rebel Safes in 2019. Nathan’s many years of experience with Liberty Safe and 9g Products are key assets for American Rebel to engineer, design, and manufacture its own line of gun safes and security products. American Rebel has the right products, marketing, and brand to capitalize on the unmet needs and opportunities identified by its CEO Andy Ross and the American Rebel Executive Team.

The Company will also pursue strategic alliances with other companies for goods and services that supplement or complement the internally developed products. These products may be in the personal protection category, or may be everyday products that embody the reliable, competent and confident spirit of the American Rebel brand.

To maintain quality, low cost of goods, and continuity of inventory American Rebel is pursuing strategic manufacturing alliances across the globe. Apparel labor costs in Mexico are almost equal to China, and offer quick response with lower transportation costs for smaller production runs. Additionally the impact of tariffs has transformed sourcing of goods and American Rebel seeks to be on the forefront of a reinvigorated United States manufacturing sector.

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

Legislative and Government Intervention: The current legislative trends are favorable to the 2ndAmendment and personal protection, but a political movement, public opinion, or an unforeseen event could change the legislative’s stance, and restrict concealed-carry goods, negatively impacting sales. In addition, changes to international trade agreements and government imposed tariffs could impact prices, margins, and continuity of supply.

Personal Protection: The Company’s intended focus on the broader personal protection market could insulate the Company to some degree, or not. In addition, any trade agreements changes would impact most all competitors equally.

Key Man: Andy Ross has an established public personality and is currently instrumental to the Company. American Rebel intends to establish additional “faces” of the Company that will complement Andy Ross’s contributions.

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

American Rebel produces large floor safes in a variety of sizes as well as small portable keyed safes. Additional opportunities exist for the Company to develop Wall Safes and Handgun Boxes.

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

American Rebel and the National Rifle Association (NRA) have entered into an agreement for American Rebel to design and create NRA branded products. Management anticipates these NRA branded products to be available for purchase in the second half of 2020.

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

Market Overview

The Concealed Carry product market is estimated at over $1 billion in annual sales; but American Rebel’s market not only includes current consumers of concealed carry products but also includes anyone that has ever considered concealing and carrying a weapon. To many the Company’s products solve the problem of how to safely and responsibly carry a weapon. If they had our backpack, jacket or coat, they would then conceal and carry a gun.

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

Board of Directors

Currently our Board of Directors consists of three people, Mr. Charles A. Ross, Jr., our CEO; Doug Grau, our President; and Corey Lambrecht, an outside director Mr. Ross has not received any compensation for being on our board separate from his compensation as our CEO. Mr. Ross, Mr. Grau and Mr. Lambrecht may be compensated for their time and efforts as board members; however, no specific board compensation agreements arein place at this time.

Advisory Board Members

The Advisory Board of the Company currently has no members. Each of our advisory board members, will have exceptional background in the industry and most likely become a highly valued member of the Company’s team. No compensation has been determined for advisory board members.

Recent Pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2019 and believes that none have a material effect on the Company’s financial statements except for the following.

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

Risks Related to the Business

1. American Rebel has limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

American Rebel is an early stage company and virtually no financial resources are currently available to it. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2019 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will be required to seek additional financing. Financing sought may be in the form of equity or debt from sources yet to be identified. We will seek additional financing to further pursue and execute on our business steps. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

We were formed on December 15, 2014. Most of our efforts to date have been related to executing our business plan and commencing business operations. Through December 31, 2019 we have had limited revenues. We face a high risk of business failure. The likelihood of success must be considered in light of its expenses, complications and delays frequently encountered in connection with the establishment and expansion of new business and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of our intended products or services will occur or be significant enough or that we will be able to sell at a profit, if at all. Future revenues or profits, if any, will depend on many factors, including, but not limited to, initial (and continued) market acceptance of our products or services and the successful implementation of the planned strategy.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2019, we had an accumulated deficit of $14,889,631.

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

32. We are subject to potential governmental regulations relating to access to firearms.

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

Our largest shareholder, our CEO Mr. Ross, owns approximately 20% of our outstanding shares. As a result, Mr. Ross will have the ability to influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those entities and individuals. Mr. Ross also has significant control over our business, policies and affairs as an executive officer or director of our Company. He may also exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. In addition, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Shareholders of Record

As of May 12, 2020, an aggregate of 59,528,058 shares of our common stock were issued and outstanding and owned by 136 shareholders of record.

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

We are a development stage company and have limited financial resources. We have not established a firm source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report filed on May 14, 2019 and included with our Form 10-K emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

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

Results of Operations for the fiscal year ended December 31, 2019

Revenue and cost of goods sold

For the year ended December 31, 2019, we reported Sales of $535,109, compared to Sales of $131,274 for the year ended December 31, 2018. For the year ended December 31, 2019, we reported Cost of Sales of $379,079, compared to Cost of Sales of $55,791 for the year ended December 31, 2018. For the year ended December 31, 2019, we reported Gross Profit of $156,033, compared to Gross Profit of $75,483 for the year ended December 31, 2018. Sales of our products began during the fourth quarter of 2016.

Expenses

Total operating expenses for the year ended December 31, 2019 were $6,156,254 compared to $1,787,178 for the year ended December 31, 2018 as further described below.

For the year ended December 31, 2019, we incurred consulting and business development expenses of $3,809,291, compared to consulting and business development expenses of $581,257 for the year ended December 31, 2018. The increase in consulting and business development expenses relates primarily to expansion of activities in preparation of 2019 product launch and included a compensation payment of $3,162,000 that was paid through issuance of 9,700,000 shares of common stock.

For the year ended December 31, 2019, we incurred product development expenses of $309,061, compared to product development expenses of $23,618 for the year ended December 31, 2018. The increase in product development expenses is due to the fact that 2019 was a year of releasing product to the marketplace.

For the year ended December 31, 2019, we incurred marketing and brand development expenses of $632,522, compared to marketing and brand development expenses of $714,096 for the year ended December 31, 2018. The change in marketing and brand development expenses relates primarily to the increase of activities in preparation of several 2018 product launches and increased marketing of the American Rebel brand.

For the year ended December 31, 2019, we incurred general and administrative expenses of $1,343,352, compared to general and administrative expenses of $406,178 for the year ended December 31, 2018. The increase relates primarily to an increase in professional, consulting and operating fees and the acceleration in our activities in connection with our planned 2019 product launches.

For the year ended December 31, 2019, we incurred depreciation expense of $62,028, compared to depreciation expense of $62,028 for the year ended December 31, 2018.

Other income and expenses

For the year ended December 31, 2019, we incurred interest expense of $1,601,851, compared to interest expense of $290,009 for the year ended December 31, 2018.

Net Loss

Net loss for the year ended December 31, 2019 amounted to $7,602,072, resulting in a loss per share of $0.25, compared to $2,001,704 for the year ended December 31, 2018, resulting in a loss per share of $0.07. The decrease in the net loss from the year ended December 31, 2018 to the year ended December 31, 2019 is primarily due to the investment in compensation that occurred in September 2019..

Liquidity

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $888,280 at December 31, 2018 and $2,812,957 at December 31, 2019, and have incurred a deficit of $14,889,631 from inception to December 31, 2019. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the year ended December 31, 2019, we raised net cash of $3,500 by issuance of common shares, as compared to $330,000 for the year ended December 31, 2018. During the year ended December 31, 2018, we raised net cash of $270,000 through the issuance of convertible promissory notes, as compared to $0 for the year ended December 31, 2019. During the year ended December 31, 2019, we raised net cash of $3,105,441 through the issuance of promissory notes secured by specific inventory, as compared to $975,000 for the year ended December 31, 2018. During the year ended December 31, 2019, we repaid $12,092 on loans received from our CEO, as compared to $65,293 that we repaid on loans from our CEO during the year ended December 31, 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN REBEL HOLDINGS, INC.

(formerly known as CubeScape, Inc.)

DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of American Rebel Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Rebel Holdings, Inc. (the "Company") as of December 31, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

May 14, 2020

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t

t TELEPHONE (858)722-5953 t FAX (858) 764-5480 t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

American Rebel Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PLS CPA, A Professional Corp.

PLS CPA, A Professional Corp.

We have served as the Company’s auditor since 2014.

April 5, 2019

San Diego, CA. 92111

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$131,656	$19,631
Accounts Receivable	228,890	682
Prepaid expense	542,800	117,300
Inventory	805,845	520,154
Inventory deposits	91,641	248,729
Total Current Assets	1,800,832	906,496

Property and Equipment, net	66,990	129,018

OTHER ASSETS:
Lease Deposit	6,841	6,841
Investment	-	-
Total Other Assets	6,841	6,841

TOTAL ASSETS	$1,874,663	$1,042,355

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$684,126	$319,623
Accrued Interest – Convertible Debenture – Related Party	303,860	171,786
Loan – Officer - Related party	4,496	16,588
Loan – Working Capital	3,595,561	1,165,787
Loans - Nonrelated parties	25,746	120,993
Total Current Liabilities	4,613,789	1,794,776

Convertible Debenture –Related party	207,890	117,890
TOTAL LIABILITIES	4,821,679	1,912,667

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,062,058 and 29,912,000 issued and outstanding, respectively at December 31, 2019 and December 31, 2018	43,062	29,912
Additional paid in capital	11,899,553	6,387,336
Accumulated deficit	(14,889,631)	(7,287,559)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,947,016)	(870,312)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,874,663	$1,042,355

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the year ended December 31, 2018
Revenue	$535,109	$131,274
Cost of goods sold	379,079	55,791
Gross margin	156,033	75,483

Expenses:
Consulting – business development	3,809,291	581,257
Product development costs	309,061	23,618
Marketing and brand development costs	632,522	714,096
Administrative and other	1,343,352	406,178
Depreciation expense	62,028	62,028
	6,156,254	1,787,178
Operating income (loss)	(6,000,221)	(1,711,696)

Other Income (Expense)
Interest expense	(1,601,851)	(290,009)
Gain on sale of assets	-	-
Net income (loss) before income tax provision	(7,602,072)	(2,001,704)
Provision for income tax	-	-
Net income (loss)	$(7,602,072)	$(2,001,704)
Basic and diluted income (loss) per share	$(0.25)	$(0.07)
Weighted average common shares outstanding - basic and diluted	33,541,000	27,854,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2015	13,455,000	$13,455	$1,100,295	$(979,511)	$134,239

Sale of Common stock	1,166,000	1,166	581,834	-	583,000

Net loss	-	-	-	(1,363,506)	(1,363,506)

Balance – December 31, 2016	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	3,150,000	3,150	1,571,850	-	1,575,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,032)	-	(225,032)

Net loss	-	-	-	(2,942,838)	(2,942,838)

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)

Common Stock issued as compensation.	800,000	800	429,200	-	430,000

Convertible Debenture Discount	-	-	270,000	-	270 ,000

Conversion of Convertible Debentures	4,681,058	4,681	2,335,848	-	2,340,529

Exercise of Warrants.	660,000	660	329,340	-	330,000

Net loss	-	-	-	(2,001,704)	(2,001,704)

Balance – December 31, 2018-	29,912,058	$29,912	$6,387,336	$(7,287,559)	$(870,312)

Common Stock issued as compensation.	13,050,000	13,050	5,344,950	-	5,358,000

Convertible Debenture Discount			166,368	-	166,368

Sale of Common Stock	100,000	100	900	-	1,000

Net loss	-	-	-	(7,602,072)	(7,602,072)

Balance – December 31, 2019-	43,062,058	$43,062	$11,899,553	$(14,889,631)	$(2,947,016)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2019	For the year ended December 31, 2018

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,602,072)	$(2,001,704)
Depreciation	62,028	62,028
Compensation paid through issuance of common stock	3,486,500	344,983
Amortization of loan discount	2,014,784	47,890
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in Accounts Receivable	(228,206)	(682)
Change in prepaid expenses	(425,500)	9,273
Change in inventory	(36,961)	(40,921)
Change in inventory deposits	(91,640)	(177,289)
Change in accounts payable and accrued expense	643,413	320,227
Net Cash (Used in) Operating Activities	(2,177,654)	(1,436,196)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Operating Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,500	330,000
Proceeds (repayments) of loans – officer - related party	(12,092)	(65,293)
Proceeds of convertible debentures	-	270,000
Proceeds of working capital loan	2,474,560	975,000
Repayment of loans – nonrelated party	(175,328)	(124,678)
Net Cash Provided by Financing Activities	2,289,680	1,385,029

CHANGE IN CASH	112,026	51,167

CASH AT BEGINNING OF PERIOD	19,630	70,798

CASH AT END OF PERIOD	$131,656	$19,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$45,565	$25,109
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Debentures to common stock	$-	$2,340,529

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Inventory and Inventory Deposits

Inventory consists of safes, backpacks, jackets and accessories manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or market value. The Company determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. The Company also makes deposit payments on inventory to be manufactured that are carried separately until the goods are received into inventory.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: 1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASC on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $632,522 and $714,096 for the years ended December 31, 2019 and 2018, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and December 31, 2018, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

DECEMBER 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During October and November 2019, the Company recorded $330,000 in compensation expense and increased Discount on debt $86,000 with the issuance of 1,650,000 shares of common stock. The common stock was valued at prices of $0.22 to $0.30 per share consistent with market prices at the dates of the transactions.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2019 and December 31, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended December 31, 2019 and 2018, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2019 and believes that none have a material effect on the Company’s financial statements except for the following.

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

Concentration Risk

In 2019, the Company purchased a substantial portion (over 20%) of inventory from two third-party vendors (98.2%). As of December 31, 2019, the net amount due to the vendors (accounts payable and accrued expense) was $221,920. In 2018, the Company purchased all of inventory from one third-party vendor (100.0%). As of December 31, 2018, the net amount due to the vendor (accounts payable and accrued expense) was $23,357. The loss of these manufacturing vendor relationships could have a material effect on the Company, but the Company believes there are numerous other suppliers that could be substituted should these suppliers become unavailable or non-competitive.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2019 and 2018 of ($7,602,072) and ($2,001,704) , respectively. The Company’s accumulated deficit was ($14,889,631) as of December 31, 2019 and ($7,287,559) as of December 31, 2018. The Company’s working capital deficit was ($2,812,957) as of December 31, 2019 and a deficit of ($888,280) as of December 31, 2018. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	December 31, 2019	December 31, 2018
Inventory - Finished goods	$805,845	$520,154
Inventory deposits	91,641	248,729
	897,486	768,883
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$897,486	$768,883

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31, 2019	December 31, 2018
Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(243,157)	(181,129)
Net property and equipment	$66,990	$129,018

For the years ended December 31, 2019 and 2018 we recognized $62,028 and $62,028 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director at the time totaling $221,155. The balance at December 31, 2018 was $16,587. During the year ended December 31, 2019, the Company repaid $12,092 of these loans resulting in a balance at December 31, 2019 of $4,496. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $115,214, for a total of $71,890 at December 31, 2019. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at December 31, 2019 was $207,890.

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

Charles A. Ross, Jr. serves as the Company’s CEO and director. Compensation for Mr. Ross was $200,000 and $200,000, respectively for the years ended December 31, 2019 and 2018. Mr. Ross received a grant of 1,000,000 shares of American Rebel, Inc. common stock, valued at $0.50 per share in June 2017, prior to the acquisition. These shares were part of the 6,500,000 shares that Mr. Ross exchanged for Company common stock in the acquisition of American Rebel, Inc. completed on June 19, 2017. . In September 2019, Mr. Ross received a grant of 2,725,000 shares of common stock, valued at $0.30 per share.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018

Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through July 2020 when the remaining balance is payable.	$25,746	$52,949

Loan secured by a promotional vehicle. Loan is past due, payments are made at irregular intervals and interest expense accrues at 3% per month until paid in full.	-	68,044

Total recorded as current liability	$25,746	$120,993

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

During the year ending December 31, 2019, the Company and the Company’s wholly-owned operating subsidiary completed the sale of additional short term notes under similar terms in the additional principal amount totaling $3,104,441. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short term working capital notes mature in 30-180 days. In connection with these notes, the Company issued 1,550,000 shares of its common stock, warrants to purchase 125,000 shares of its common stock and a conversion feature for 300,000 shares at $0.50 per share. The fair value of these share incentives was calculated to be $1,134,368. The fair value of the share incentives was recorded as a discount to the note payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the year ended December 31, 2019 is $1,068,784.

As of December 31, 2019, and 2018, the outstanding balance due on the working capital notes was $3,595,561 and $1,165,787, respectively.

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

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 60,980 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in a discount of $227,110 to the convertible debenture – related party at December 31, 2018 and a discount of $137,110 at December 31, 2019.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at December 31, 2019 was $207,890.

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

DECEMBER 31, 2019

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY (CONTINUED)

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 10 – INCOME TAXES

At December 31, 2019 and December 31, 2018, the Company had a net operating loss carryforward of $14,889,631 and $7,285,855, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset:
Net operating loss carryforward	$3,126,823	$1,530,387
Total deferred tax asset	3,126,823	1,530,387
Less: Valuation allowance	(3,126,823)	(1,530,387)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2019 and December 31, 2018 was $3,126,823and $1,530,387, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2019 and December 31, 2018 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for and as of December 31, 2019 and 2018:

Federal statutory rate	(21.00)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.00%
Effective tax rate	0.00%

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

DECEMBER 31, 2019

NOTE 11 – SHARE CAPITAL(CONTINUED)

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

In November 2019, the Company issued 150,000 shares of its common stock in conjunction with notes payable and recorded loan discount of $86,000 based on fair market value of $0.30 and $0.22 per share. Of the loan discount recorded, the amount that had been amortized to interest expense at December 31, 2019 was $25,744.

In December 2019, the Company issued 1,500,000 shares of its common stock to pay professional and consulting fees and recorded an expense based on fair market value of $0.22 per share for a total expense of $330,000.

At December 31, 2019 and December 31, 2018, there were 43,062,058 and 29,912,000 shares of common stock issued and outstanding, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 12 – WARRANTS AND OPTIONS

Since September 16, 2016, in connection with the convertible debenture –related party (see Note 8 – Convertible Debenture – Related Party) the Company issued three-year warrants to purchase 2,405,000 shares of the Company’s common stock at $1.00 per share. In conjunction with the conversion of convertible debt at April 30, 2018, the Company agreed to reduce the exercise price of the Warrants to $.50 per share. Warrants to purchase 250,000 shares of common stock were exercised generating proceeds of $3,500 during 2018.

On June 19, 2017, the Company issued five-year warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share as compensation.

As of December 31, 2018, there were 2,245,000 warrants issued and outstanding. As of December 31, 2019, there were 2,420,000 warrants outstanding to acquire additional shares of common stock.

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

	December 31, 2019	December 31, 2018

Stock Price	$0.285	$1.00
Exercise Price	$1	$1.00
Term (expected in years)	3	3.00
Volatility	262.40%	163.00%
Annual Rate of Dividends	0.00%	0.00%
Risk-Free Rate	1.92%	2.69%

Stock Purchase Warrant

The following table summarizes all warrant activity for the years ended December 31, 2018 and 2017.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2017	2,635,000	$$0.52	.85 years	-
Granted	270,000	$$1.00	1.98 years	-
Exercised	660,000	$$0.50	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2018	2,245,000	$$0.57	1.05 years	-

Granted	425,000	$$0.41	1.34 years	-
Exercised	250,000	$$0.01	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2019	2,420,000	$0.61	0.73 years	-

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for warehouse and shipping space in Lenexa, Kansas which expires in January 2021. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,
2020	$121,992
2021	$15,249
Total	$137,241

Rent costs totaled approximately $121,992 and $97,166 for years ended December 31, 2019 and 2018, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2019 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to December 31, 2019, the Company refinanced a note that was due on January 1, 2020. The refinanced note specifies 12 equal monthly payments of $18,750 beginning on February 14, 2020, and continuing through January 14, 2021.

Subsequent to December 31, 2019, the Company received a loan for $150,000. The note accrues interest at the rate of 18% per annum.

Subsequent to December 31, 2019, the Company refinanced the principal of a note that matured on January 15, 2020. The refinanced note is dated February 20, 2020, and it accrues interest at 18% per annum.

Subsequent to December 31, 2019, the Company converted the outstanding principal and interest of a note maturing on February 29, 2020. The conversion occurred on March 6, 2020, at $.10 per share of common stock for a total of 2,000,000 shares.

Subsequent to December 31, 2019, the Company converted the outstanding principal and interest of a note maturing on March 5, 2020. The conversion occurred on March 6, 2020, at $.10 per share of common stock for a total of 2,000,000 shares.

Subsequent to December 31, 2019, the Company converted the outstanding principal and interest of a note maturing on August 20, 2020. The conversion occurred on March 6, 2020, at $.10 per share of common stock for a total of 2,000,000 shares.

Subsequent to December 31, 2019, the Company received a loan for $200,000, dated March 6, 2020, and maturing July 6, 2020, and accruing interest at 12% per annum. A component of the note issued 1,000,000 shares of common stock to the note holder.

Subsequent to December 31, 2019, the Company converted the outstanding principal and interest of a note maturing on March 13, 2020. The conversion occurred on March 18,2020, at $.10 per share of common stock for a total of 1,000,000 shares.

Subsequent to December 31, 2019, the Company converted the outstanding principal and interest of a note maturing on March 13, 2020. The conversion occurred on March 16, 2020, at $.10 per share of common stock for a total of 2,000,000 shares.

Subsequent to December 31, 2019, the Company refinanced the outstanding principal of a note maturing on March 23, 2020. The refinanced note is dated March 11, 2020 and accrues interest at 18%.

Subsequent to December 31, 2019, the Company converted the outstanding principal and interest of a note maturing on August 18, 2020. The conversion occurred on March 19, 2020, at $.10 per share of common stock for a total of 2,000,000 shares.

Subsequent to December 31, 2019, the Company received a loan for $300,000, dated March 26, 2020, and maturing March 26, 2021, and accruing interest at 6% per annum. A component of the note issued 3,000,000 shares of common stock to the note holder.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of American Rebel Holdings, Inc. as of December 31, 2019.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Charles A. Ross, Jr.	CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting office	53	June 9, 2016
Doug E. Grau	President	57	February 12, 2020
Corey Lambrecht	Outside Director	50	February 12, 2020

Charles A. Ross, Jr., Chairman, CEO, CFO

Mr. Ross is currently the Company’s CEO, CFO, and Chairman of the Company’s Board of Directors. He has held these positions since June 20, 2016. He is responsible for all duties required of a corporate officer and the development of the business. From December 15, 2014 through the present, Mr. Ross has served as the sole officer and director in the respective capacities of CEO, CFO, and Chairman of the Board of Directors of American Rebel, Inc. American Rebel, Inc. has developed a product line of concealed carry products that officially launch at the 2017 NRA Convention April 27 – 30 in Atlanta, GA. Prior to founding American Rebel, Inc. Mr. Ross founded many companies including Digital Ally, Inc., which he established in 2004. In addition to his entrepreneurial accomplishments, Mr. Ross served as host for ten years of his own television show, Maximum Archery, where he bow hunted all over the world including traditional hunts and some of the world’s most dangerous game. Maximum Archery evolved into his new show, American Rebel, which features Mr. Ross’s music, patriotism, his support of the 2nd Amendment and celebrates the “American Rebel Spirit” in all of us. Mr. Ross has released three CDs and the current single off his third CD, Time to Fight, is a duet with country supergroup Little Texas entitled “Back on the Backroads.” “Back on the Backroads” has received airplay on radio stations across the United States and internationally. Previous singles released by Mr. Ross include “Cold Dead Hand,” “Rebel,” and “What We Do For Fun Around Here.”

Doug E. Grau, President

Mr. Grau has produced CEO Andy Ross’s three CDs and has worked with Andy in various capacities for eleven years. Mr. Grau worked as an executive at Warner Bros. Records in Nashville for fifteen years, developing the talents of Travis Tritt, Little Texas, David Ball, Jeff Foxworthy, Bill Engvall, Larry the Cable Guy, Ron White, and others. Mr. Grau graduated from Belmont University in Nashville, TN in 1985 with a Bachelor’s degree in Business Administration.

Corey Lambrecht, Outside Director

Mr. Lambrecht is a 20+ year public company executive with broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing, interactive technology services in addition to holding public company executive roles with responsibilities including day-to-day business operations, management, raising capital, board communication and investor relations. He is a Certified Director from the UCLA Anderson Graduate School of Management accredited Directors program. Since 2007 he has been a Director of CUI Global, Inc. (NASDAQ: CUI) and has served multiple terms on the Audit Committee and currently serves as the Compensation Committee Chairman. Mr. Lambrecht served on the Board of ORHub, Inc. (OTC: ORHB) from July 2016 through December 2019. On January 17, 2020, Mr. Lambrecht was appointed to serve as the Chief Financial Officer for Singlepoint Inc. (OTC: SING) and he previously served as a Board Member for Lifestyle Wireless, Inc. which, in 2012 merged into Singlepoint. In December 2011 he joined the Board of Guardian 8 Holdings, a leading non-lethal security product company, serving until early 2016. He most recently served as the President and Chief Operating Officer at Earth911 Inc., a subsidiary of Infinity Resources Holdings Company (OTC: IRHC) from January 2010 to July 2013.

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

Director Nominations

As of December 31, 2019, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Board Leadership Structure and Role on Risk Oversight

Mr. Ross currently serves as our principal executive officer and director of the Company. We have determined this leadership structure was duly appropriate for us because of our small size, limited operations and resources. The Board will continue to evaluate our leadership structure and modify as deemed appropriate based on size, resources and operations of the Company. It is anticipated that our Board will establish procedures and guidelines to determine an appropriate role for members of the Board in risk oversight function of the Company.

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

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal year ended December 31, 2019 and 2018, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
(1) Charles A. Ross, Jr.	2019(1)	-	-	817,500	-	-	-	200,000	1,017,500
CEO, CFO and Director	2018(1)	-	-	-	-	-	-	200,000	200,000
	2017(1)	-	-	500,000	-	-	-	200,000	700,000

(1) The Company has no formal employment arrangement with Mr. Ross for services. Mr. Ross’ compensation is not based on any percentage calculations. Mr. Ross makes all decisions determining the amount and timing of payment for his compensation.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended December 31, 2019 and December 31, 2018.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2018 and December 31, 2017.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2019.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended December 31, 2019.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of May 12, 2020, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding
Charles A. Ross, Jr.(2)	9,075,000	19.40%
Douglas Grau (3)	5,000,000	10.70%
Corey Lambrecht	500,000	1.10%
Directors and executive officers as a group (3 Persons)	14,575,000	31.20%

(1) Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 718 Thompson Lane, Suite 108-199, Nashville, Tennessee 37204.

(2) Chairman, President, Chief Executive Officer and Director. As part of the share exchange which occurred on June 16, 2017 Mr. Charles A. Ross, Jr. received 6,500,000 shares of the Company. Mr. Ross received a grant of 1,000,000 shares of Rebel common stock on June 15, 2017 prior to the Exchange. Mr. Ross was a greater than 10% stockholder of Rebel prior to the share exchange. Mr. Ross received a grant of 2,725,000 shares of common stock on September 30, 2019 Mr. Ross claims beneficial ownership of 9,075,000 shares of the Company’s common stock.

(3) As part of the share exchange which occurred on June 16, 2017 Douglas Grau received 2,000,000 shares of the Company. Mr. Grau received a grant of 500,000 shares of Rebel common stock on June 15, 2017 prior to the Exchange. Mr. Grau was a greater than 10% stockholder of Rebel prior to the share exchange. Mr. Grau received a grant of 3,000,000 shares of Rebel common stock on September 30, 2019. Mr. Grau claims beneficial ownership of 5,000,000 shares of the Company’s common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2019 and December 31, 2018 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2019 and 2018 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2019	December 31, 2018
Audit fees (1)	$37,000	$43,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$37,000	$43,000

Notes:

(1) Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2019 and December 31, 2018.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)Financial Statements

(b)Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
10.2*	Conflict of Interest Agreement
23.1*	Consent of PLS CPA’s, a professional corporation

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: May 14, 2020	By:	/s/ Charles A. Ross
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

Signatures	Title(s)	Date

/s/ Charles A. Ross Charles A. Ross	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	May 14, 2020