Form 10-Q
period 2020-03-31
AMERICAN REBEL HOLDINGS INC
filed 2020-06-26
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of June 23, 2020 was 61,883,058 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

	PART I. FINANCIAL INFORMATION	Page No.

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Condensed Balance Sheets of American Rebel Holdings, Inc. at March 31, 2020 (unaudited) and December 31, 2019 (audited)	3

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the three months ended March 31, 2020 and 2019 (unaudited)	4

	Consolidated Condensed Statements of Stockholders Deficit of American Rebel Holdings, Inc. for the three months ended March 31, 2020 and 2019 (unaudited)	5

	Consolidated Condensed Statements of Cash Flows of American Rebel Holdings, Inc. for the three months ended March 31, 2020 and 2019 (unaudited)	6

	Notes to the Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	20
Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Mine Safety Disclosure	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

	Signatures	24

PART I: FINANCIAL INFORMATION

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (unaudited)	December 31, 2019 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$130,559	$131,656
Accounts Receivable	301,307	228,890
Prepaid expense	495,259	542,800
Inventory	891,839	805,845
Inventory deposits	161,640	91,641
Total Current Assets	1,980,604	1,800,832

Property and Equipment, net	51,483	66,990

OTHER ASSETS:
Lease Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$2,038,928	$1,874,663

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	510,438	684,126
Accrued Interest – Convertible Debenture – Related Party	316,226	303,860
Loan – Officer - Related party	4,496	4,496
Loan – Working Capital, net of discounts of $745,155 and $147,823	3,532,185	3,595,561
Loans - Nonrelated parties	15,649	25,746
Total Current Liabilities	4,378,994	4,613,789

Convertible Debenture –Related party, net of discounts of $114,610 and $137,110	230,390	207,890
TOTAL LIABILITIES	4,609,384	4,821,679

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 60,678,058 and 43,062,058 issued and outstanding, respectively at March 31, 2020 and December 31, 2019	60,678	43,062
Additional paid in capital	14,430,677	11,899,553
Accumulated deficit	(17,061,811)	(14,889,631)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,570,456)	(2,947,016)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,038,928	$1,874,663

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2020 (unaudited)	For the three months ended March 31, 2019 (unaudited)
Revenue	$350,268	$70,015
Cost of goods sold	234,387	28,299
Gross margin	115,881	41,716

Expenses:
Consulting – business development	151,005	248,037
Product development costs	53,295	41,133
Marketing and brand development costs	188,189	179,160
Administrative and other	619,449	95,333
Depreciation expense	15,507	15,507
	1,027,445	579,170
Operating income (loss)	(911,564)	(537,454)

Other Income (Expense)
Interest expense	(410,299)	(221,169)
Loss on extinguishment of debt	(850,317)	-
Net income (loss) before income tax provision	(2,172,180)	(758,623)
Provision for income tax	-	-
Net income (loss)	$(2,172,180)	$(758,623)
Basic and diluted income (loss) per share	$(0.05)	$(0.03)
Weighted average common shares outstanding - basic and diluted	46,998,000	30,208,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2018	29,912,058	$29,912	$6,387,335	$(7,287,559)	$(870,312)

Common Stock issued as compensation.	400,000	400	232,100	-	232,500

Convertible Debenture Discount	-	-	101,446	-	101,446

Net loss	-	-	-	(758,623)	(758,623)

Balance – March 31, 2019 (Unaudited)	30,312,058	$30,312	$6,720,881	$(8,046,182)	$(1,294,989)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2019	43,062,058	$43,062	$11,899,553	$(14,889,631)	$(2,947,016)

Common Stock issued as compensation.	17,616,000	17,616	2,531,124	-	2,548,740

Net loss	-	-	-	(2,172,180)	(2,172,180)

Balance – March 31, 2020 (Unaudited)	60,678,058	$60,678	$14,430,677	$(17,061,811)	$(2,570,456)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2020 (unaudited)	For the three months ended March 31, 2019 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,172,180)	$(758,623)
Depreciation	15,507	15,507
Compensation paid through issuance of common stock	1,031,333	80,000
Amortization of loan discount	262,704	153,280
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(72,416)	682
Change in prepaid expenses	47,542	27,105
Change in inventory	(85,995)	(198,313)
Change in inventory deposits	(70,000)	137,079
Change in accounts payable and accrued expense	(87,236)	54,192
Net Cash (Used in) Operating Activities	(1,130,741)	(489,091)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Operating Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	-	-
Proceeds of convertible debentures	-	-
Proceeds of exercise of Warrants	-	2,500
Proceeds of working capital loan	1,351,636	612,000
Repayment of loans – nonrelated party	(221,992)	(64,556)
Net Cash Provided by Financing Activities	1,129,644	549,944

CHANGE IN CASH	(1,097)	60,853

CASH AT BEGINNING OF PERIOD	131,656	19,630

CASH AT END OF PERIOD	$130,559	$80,483

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$37,186	$18,626
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt eliminated through issue of Common Stock	$1,517,407	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Nature of operations

The Company is developing branded products in the safe and concealed carry/self-defense and patriotic product areas that are promoted and sold using personal appearance, music, Internet and television avenues. The Company’s products will be under the American Rebel Brand and imprinted.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2019 and notes thereto contained.

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

Inventory and Inventory Deposits

Inventory consists of backpacks, jackets, safes and accessories manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or market value. The Company determines the estimate for the reserve for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. The Company also makes deposit payments on inventory to be manufactured that are carried separately until the goods are received into inventory.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $188,189 and $179,160 for the three-month periods ended March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020 and December 31, 2019, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

MARCH 31, 2020

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

In February 2020, the Company issued 1,200,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $240,000 was recorded as an expense of $85,000 at March 31, 2020 and prepaid expense of $155,000 for the remaining nine months of the consulting agreement.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2020 and December 31, 2019, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three month period ended March 31, 2020 and 2019, respectively, no income tax expense has been recorded.

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

MARCH 31, 2020

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, our revenue from our planned operations does not cover our operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the three months ended March 31, 2020 and 2019 of ($2,172,180) and ($758,623), respectively. The Company’s accumulated deficit was ($17,061,811) as of March 31, 2020 and ($14,889,631) as of December 31, 2019. The Company’s working capital deficit was ($2,382,741) as of March 31, 2020 and a deficit of ($2,812,957) as of December 31, 2019. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3 - INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Inventory - Finished goods	$891,839	$805,845
Inventory deposits	161,640	91,641
	1,053,479	897,486
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$1,053,479	$897,486

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(258,664)	(243,157)
Net property and equipment	$51,483	$66,990

For the three months ended March 31, 2020 and 2019 we recognized $15,507 and $15,507 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2019 was $4,496. During the three months ended March 31, 2020, the company repaid $0 of these loans resulting in a balance at March 31, 2020 of $4,496. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $10,322, for a total of $82,212 at March 31, 2019. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at March 31, 2020 was $230,390.

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

Charles A. Ross, Jr. serves as the Company’s CEO and Chairman of the Board of Directors. Compensation for Mr. Ross was $72,000 and $53,500, respectively for the three months ended March 31, 2020 and 2019.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020.	$15,649	$25,746

Total recorded as current liability	$15,649	$25,746

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the three months ending March 31, 2020, the Company and the Company’s wholly owned operating subsidiary completed the sale of additional short-term notes under similar terms in the additional principal amount totaling $1,351,636. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short-term working capital notes mature in 30-360 days. In connection with these notes, the Company issued 5,775,000 shares of its common stock. The fair value of these share incentives was calculated to be $727,500. The fair value of the share incentives was recorded as a discount to the notes payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the three months ended March 31, 2020 is $136,152.

During the three months ending March 31, 2020, the Company and the Company’s wholly-owned operating subsidiary completed the conversion of short term notes with a face value of $900,000 and accrued interest to 10,641,000 shares of Common Stock with a fair value of $1,581,240, resulting in a Loss on Extinguishment of Debt of $850,317.

As of March 31, 2020, and December 31, 2019, the outstanding balance due on the working capital notes was $3,532,185 and $3,595,561, respectively.

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $2,405,000 in the form of 12% three-year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three year warrants to purchase 2,405,000 shares of the Company’s common stock at $1.00 per share. As of December 31, 2019, the Company received $2,405,000 under this convertible debenture. In April and November, 2018, debentures with face value of $2,060,000 plus accrued interest of $280,529 were converted into 4,681,058 shares of common stock. As of December 31, 2019, the Company had a face value of $345,000 due under this convertible debenture.

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 164,424 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in a discount to the convertible debenture – related party of $137,110 at December 31, 2019 and a discount of $114,610 at March 31, 2020.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at March 31, 2020 was $230,390.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY (CONTINUED)

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

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. Since public trading of the common stock began in 2018, market price of the Company’s traded stock has ranged from $0.12 to $2.50 per share.

As of March 31, 2020, the outstanding balance due the convertible debentures holders was $345,000, including $0 in original issue discount or interest.

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

The fair value of the conversion feature of the financial instrument as of March 31, 2020 was $0. The Company did not record any expense associated with the embedded derivatives at March 31, 2020. No embedded derivative expense was realized as there was no change in the conversion price.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 10 – INCOME TAXES

At March 31, 2020 and December 31, 2019, the Company had a net operating loss carryforward of $17,061,811and $14,889,631, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$3,582,980	$1,689,698
Total deferred tax asset	3,582,980	1,689,698
Less: Valuation allowance	(3,582,980)	(1,689,698)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of March 31, 2020 and December 31, 2019 was $3,582,980 and $1,689,698, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2020 and December 31, 2019 and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of December 31, 2019:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.0)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

NOTE 11 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 1,000,000 shares of its $0.001 par value preferred stock.

Common stock

During the three months ending March 31, 2020, the Company issued 5,775,000 shares of its Common Stock in connection with issue of short term loans. The fair value of these share incentives was calculated to be $727,500 which was recorded as a discount to the notes payable and amortized to interest expense over the term of those loan agreements. Interest expense recorded as a result of amortization of discount for the three months ended March 31, 2020 is $136,152.

During the three months ending March 31, 2020, the Company issued 10,641,000 shares of its Common Stock and completed the conversion of short term notes with a face value of $900,000 and accrued interest. The fair value of these shares was calculated to be $1,581,240, resulting in a Loss on Extinguishment of Debt of $850,317.

In February 2020, the Company issued 1,200,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $240,000 was recorded as an expense of $85,000 at March 31, 2020 and prepaid expense of $155,000 for the remaining nine months of the consulting agreement.

At March 31, 2020 and December 31, 2019, there were 60,678,058 and 43,062,058 shares of common stock issued and outstanding, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 12 – WARRANTS AND OPTIONS

In January 2019, the Company issued three-year and five-year warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share in conjunction with working capital loans totaling $75,000.

As of March 31, 2020, there were 2,320,000 warrants issued and outstanding. As of December 31, 2019, there were 2,320,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at March 31, 2020. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)

Stock Price	$0.12	$0.285
Exercise Price	$1	$1
Term (expected in years)	3	3
Volatility	270.40%	262.40%
Annual Rate of Dividends	0.00%	0.00%
Risk Free Rate	0.70%	1.92%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2019 and the three months ended March 31, 2020.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2018	2,245,000	$0.58	.69 years	-
Granted	325,000	$0.24	.35 years	-
Exercised	250,000	$0.01	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2019	2,320,000	$0.57	0.68 years	-

Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at March 31, 2020	2,320,000	$0.57	.68 years	-

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for warehouse and shipping space in Lenexa, Kansas which expires in January 2021. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,
2020	121,992
2021	15,249
Total	$137,241

Rent costs totaled approximately $35,615 and $24,216 for three month periods ended March 31, 2020 and 2019, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2020 through the date the financial statements were issued and determined that there were the following subsequent events:

Subsequent to March 31, 2020, the Company received $220,000 in debt financing from two different investors.

Subsequent to March 31, 2020, the Company extended three notes totaling $675,000 in principal that were due between April 30 – May 20, 2020 for an additional six months.

In conjunction with these financing arrangements, the Company issued 1,005,000 shares of Common Stock.

Subsequent to March 31, 2020, the Company issued 200,000 shares of common stock as a component in a consulting agreement.

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

Operations

We are a company with limited financial resources. We have not established a firm source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report filed on May 15, 2020 and included with our Form 10-K filed on May 15, 2020 emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative safes and concealed carry products. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and CEO, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by 2 million people or more. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

Results of Operations

From inception through March 31, 2020, we have generated an operating deficit of $17,061,811. We expect to incur additional losses during the fiscal year ending December 31, 2020 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Three Months Ended March 31, 2020 Compared To Three Months Ended March 31, 2019

Revenue and cost of goods sold

For the three months ended March 31, 2020, we reported Sales of $350,268, compared to Sales of $70,015 for the three months ended March 31, 2019. For the three months ended March 31, 2020, we reported Cost of Sales of $234,387, compared to Cost of Sales of $28,299 for the three months ended March 31, 2019. For the three months ended March 31, 2020, we reported Gross Profit of $115,881, compared to Gross Profit of $41,716 for the three months ended March 31, 2019. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2020 were $1,027,445 compared to $279,170 for the three months ended March 31, 2019 as further described below.

For the three months ended March 31, 2020, we incurred consulting and business development expenses of $151,005, compared to consulting and business development expenses of $248,337 for the three months ended March 31, 2019. The change in consulting and business development expenses relates primarily to change of activities in preparation of 2018 product launch.

For the three months ended March 31, 2020, we incurred product development expenses of $53,295, compared to product development expenses of $41,133 for the three months ended March 31, 2019. The change in product development expenses relates primarily to an increase of activities in preparation of new product launches.

For the three months ended March 31, 2020, we incurred marketing and brand development expenses of $188,189, compared to marketing and brand development expenses of $179,160 for the three months ended March 31, 2019. The change in marketing and brand development expenses relates primarily to an increase of activities including major trade shows in conjunction with the several new product launches.

For the three months ended March 31, 2020, we incurred general and administrative expenses of $619,449, compared to general and administrative expenses of $95,333 for the three months ended March 31, 2019. The change relates primarily to a change in professional, consulting and operating fees due to the financing and development activities in connection with our 2019 product launches.

For the three months ended March 31, 2020, we incurred depreciation expense of $15,507, compared to depreciation expense of $15,507 for the three months ended March 31, 2019. The expense relates primarily to acquisition of marketing equipment primarily for trade shows for use in connection with our 2018 product launches.

Other income and expenses

For the three months ended March 31, 2020, we incurred interest expense of $410,299, compared to interest expense of $221,169 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we recorded $263,082 in interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended March 31, 2020 amounted to $2,172,180, resulting in a loss per share of $0.05, compared to $758,623 for the three months ended March 31, 2019, resulting in a loss per share of $0.03. The increase in the net loss from the three months ended March 31, 2019 to the three months ended March 31, 2020 is primarily due to the increase in corporate and financing costs including the Loss on Extinguishment of Debt of $850,317 created by issue of Common Stock to eliminate short term debt and accrued interest expense.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We have a working capital deficit of $2,557,776 at December 31, 2019 and $2,398,390 at March 31, 2020 and have incurred a deficit of $17,061,811 from inception to March 31, 2020. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the three months ended March 31, 2020, we raised net cash of $0 by issuance of common shares, as compared to $0 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we raised net cash of $125,000 through the issuance of a convertible promissory note, as compared to $0 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we raised net cash of $1,351,636 through the issuance of notes payable secured by inventory, as compared to $612,000 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we repaid $0 on loans received from our CEO, as compared to $0 that we repaid in loans from our CEO during the three months ended March 31, 2019.

As we continue with the launch of our American Rebel safes and concealed carry product line we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures.

We expect to require additional funds to further develop our business plan, including the anticipated launch of additional products in addition to continuing to market our safes and concealed carry product line. Since it is impossible to predict with certainty the timing and amount of funds required to establish profitability, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

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

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officer or any affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1a – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2019 filed on May 15, 2020, to which reference is made herein.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2020, the Company issued a one-year convertible promissory note to a lender at an annual interest rate of 7.5%. A component of the note included the issuance of 125,000 shares of common stock, valued at $0.10 per share. This note has been mentioned previously in this document under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations subparagraph Liquidity and Capital Resources.

On February 18, 2020, the Company issued a six month note for $90,000 bearing an 18% annual interest rate to a lender who received 50,000 shares of common stock, valued at $0.10 per share.

On February 20, 2020, the Company issued a six month note for $180,000 bearing an 18% annual interest rate to a lender who received 100,000 shares of common stock, valued at $0.10 per share.

During the month of February 2020, the Company 1,200,000 shares of its common stock to pay professional and consulting fees. Total fair value of $240,000 was recorded as an expense of $85,000 at March 31, 2020, and prepaid expense of $155,000 for the remaining nine months of the consulting agreement.

On March 6, 2020, the Company converted $180,000 of outstanding principal and $20,000 of outstanding interest of a note which matured on February 29, 2020, into 2,000,000 shares of common stock at $0.10 per share.

On March 6, 2020, the Company converted $180,000 of outstanding principal and $20,000 of outstanding interest of a note which matured on March 5, 2020, into 2,000,000 shares of common stock at $0.10 per share.

On March 6, 2020, the Company converted $180,000 of outstanding principal and $20,000 of outstanding interest of a note which was due to mature on August 20, 2020, into 2,000,000 shares of common stock at $0.10 per share.

On March 6, 2020, the Company issued 1,000,000 shares of common stock, valued at $0.10 per share, to a lender as an incentive for a 4-month loan for $200,000. The loan bears interest at 12% per annum.

On March 10, 2020, the Company refinanced existing notes into an amortized note with a lender for $722,422 at an annual interest rate of 11.5%. A component of the note included the issuance of 1,500,000 shares of common stock, valued at $0.10 per share.

On March 11, 2020, the Company issued 250,000 shares of common stock, valued at $0.10 per share, to a lender as interest payment on a September 23, 2019 note. The Company issued a new note dated March 11, 2020 to the lender for the $90,000 principal amount. The new note included a stock issuance of 50,000 shares and an interest rate of 18%.

On March 16, 2020, the Company converted $180,000 of outstanding principal and $20,000 of outstanding interest of a note which matured on March 13, 2020, into 2,000,000 shares of common stock at $0.10 per share.

On March 18, 2020, the Company converted $90,000 of outstanding principal and $10,000 of outstanding interest of a note which matured on March 13, 2020, into 1,000,000 shares of common stock at $0.10 per share.

On March 19, 2020, the Company converted $90,000 of outstanding principal and $10,000 of outstanding interest of a note which was due to mature on August 18, 2020, into 1,000,000 shares of common stock at $0.10 per share.

On March 26, 2020, the Company issued 3,000,000 shares of common stock, valued at $0.10 per share, to a lender as an incentive for a 12-month loan for $300,000. The loan bears interest at 6% per annum.

As a component of an August 22, 2019 note, 42,000 shares of common stock were issued to the lender on February 29, 2020; and 199,000 shares of common stock were issued to the lender on March 31, 2020.

Subsequent Issuances after Quarter-End

On May 20, 2020, the Company extended a note maturing on May 20, 2020, for an additional six months and rolled the accrued interest along with an additional $19,000 from the investor into the new note for $100,000 maturing on November 20, 2020.

On May 26, 2020, the Company issued 200,000 shares of common stock as a component in a consulting agreement.

On June 10, 2020, the Company entered into a six-month loan agreement for $100,000, interest on the note will be 500,000 shares of common stock.

On June 18, 2020, the Company entered into a six-month loan agreement for $101,000, interest on the note will be 505,000 shares of common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2020.

Item 3 – Defaults upon Senior Securities

We have entered into a number of promissory notes, some of which are in default as of March 31, 2020, or went into default before the filing of this Quarterly Report (See Note 7 to the financial statements).

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
4.1	$250,000 Note (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 12, 2017)
10.1*	Conflict of Interest Agreement
10.2	Amended Stock Purchase and Reorganization Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed June 22, 2017)
10.3	Loan Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 12, 2017)
10.4	Security Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 12, 2017)
10.5	Guaranty (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 12, 2017)
10.6	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.6 to Form 10-Q, filed June 18, 2019)
10.7	Notice of Amendment to June 29, 2018 Note (Incorporated by reference to Exhibit 10.7 to Form 10-Q, filed June 18, 2019)
10.8	$50,000 Convertible Term Note dated October 2, 2018 (Incorporated by reference to Exhibit 10.8 to Form 10-Q, filed June 18, 2019)
10.9	$100,000 Convertible Term Note dated October 5, 2018 (Incorporated by reference to Exhibit 10.9 to Form 10-Q, filed June 18, 2019)
10.10	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018 (Incorporated by reference to Exhibit 10.10 to Form 10-Q, filed June 18, 2019)
10.11	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019 (Incorporated by reference to Exhibit 10.11 to Form 10-Q, filed June 18, 2019)
10.12	$55,000 Loan Agreement dated January 14, 2019 (Incorporated by reference to Exhibit 10.12 to Form 10-Q, filed June 18, 2019)
10.13	$25,000 Loan Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.13 to Form 10-Q, filed June 18, 2019)
10.14	$300,000 Loan Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 to Form 10-Q, filed June 18, 2019)
10.15	$150,000 Convertible Term Note dated March 1, 2019 (Incorporated by reference to Exhibit 10.15 to Form 10-Q, filed June 18, 2019)
10.16#	$125,000 Convertible Promissory Note dated February 15, 2020
10.17#	$90,000 Note dated February 18, 2020
10.18#	$180,000 Note dated February 20, 2020
10.19#	$200,000 Note dated March 6, 2020
10.20#	$722,422 Amortized Note dated March 10, 2020
10.21#	$90,000 Note dated March 11, 2020
10.22#	$300,000 Note dated March 26, 2020
10.23#	$100,000 Note dated May 20, 2020
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: June 26, 2020

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.
By:	Charles A. Ross, Jr., President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO, Principal Financial Officer and Principal Accounting Officer