Form 10-Q
period 2020-06-30
AMERICAN REBEL HOLDINGS INC
filed 2020-08-14
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2020 was 64,779,596 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (unaudited)	December 31, 2019 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$321,890	$131,656
Accounts Receivable	313,063	228,890
Prepaid expense	190,383	542,800
Inventory	870,562	805,845
Inventory deposits	-	91,641
Total Current Assets	1,695,898	1,800,832

Property and Equipment, net	35,976	66,990

OTHER ASSETS:
Lease Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$1,738,715	$1,874,663

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	654,509	684,126
Accrued Interest – Convertible Debenture – Related Party	426,145	303,860
Loan – Officer - Related party	4,496	4,496
Loan – Working Capital, net of discounts of $568,665 and $147,823	3,964,880	3,595,561
Loans - Nonrelated parties	15,649	25,746
Total Current Liabilities	5,065,679	4,613,789

Convertible Debenture –Related party, net of discounts of $92,110 and $137,110	252,890	207,890
TOTAL LIABILITIES	5,318,569	4,821,679

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 61,558,058 and 43,062,058 issued and outstanding, respectively at June 30, 2020 and December 31, 2019	61,558	43,062
Additional paid in capital	14,531,797	11,899,553
Accumulated deficit	(18,173,209)	(14,889,631)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,579,854)	(2,947,016)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,738,715	$1,874,663

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2020 (unaudited)	For the three months ended June 30, 2019 (unaudited)
Revenue	$269,662	$59,047
Cost of goods sold	196,035	42,931
Gross margin	73,627	16,116

Expenses:
Consulting – business development	116,818	250,690
Product development costs	132,692	182,834
Marketing and brand development costs	53,281	175,311
Administrative and other	450,440	132,910
Depreciation expense	15,507	15,507
	768,738	757,252
Operating income (loss)	(695,111)	(741,136)

Other Income (Expense)
Interest expense	(416,287)	(225,003)
Loss on extinguishment of debt	-	-
Net income (loss) before income tax provision	(1,111,398)	(966,139)
Provision for income tax	-	-
Net income (loss)	$(1,111,398)	$(966,139)
Basic and diluted income (loss) per share	$(0.02)	$(0.03)
Weighted average common shares outstanding - basic and diluted	61,012,000	30,312,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2020 (unaudited)	For the six months ended June 30, 2019 (unaudited)
Revenue	$619,930	$129,062
Cost of goods sold	430,422	71,230
Gross margin	189,508	57,832

Expenses:
Consulting – business development	267,823	498,727
Product development costs	185,987	223,967
Marketing and brand development costs	241,470	354,471
Administrative and other	1,069,889	228,243
Depreciation expense	31,014	31,014
	1,796,183	1,336,422
Operating income (loss)	(1,606,675)	(1,278,590)

Other Income (Expense)
Interest expense	(826,586)	(446,172)
Loss on extinguishment of debt	(850,317)	-
Net income (loss) before income tax provision	(3,283,578)	(1,724,762)
Provision for income tax	-	-
Net income (loss)	$(3,283,578)	$(1,724,762)
Basic and diluted income (loss) per share	$(0.06)	$(0.06)
Weighted average common shares outstanding - basic and diluted	54,027,000	30,296,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2018-	29,912,058	$29,912	$6,387,335	$(7,287,559)	$(870,312)

Common Stock issued as compensation.	400,000	400	232,100	-	232,500

Convertible Debenture Discount	-	-	101,446	-	101,446

Net loss	-	-	-	(758,623)	(758,623)
Balance – March 31, 2019 (Unaudited)-	30,312,058	$30,312	$6,720,881	$(8,046,182)	$(1,294,989)

Convertible Debenture Discount	-	-	45,822	-	45,822

Net loss	-	-	-	(966,139)	(966,139)
Balance – June 30, 2019 (unaudited)-	30,312,058	$30,312	$6,766,703	$(9,012,321)	$(2,215,306)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2019	43,062,058	$43,062	$11,899,553	$(14,889,631)	$(2,947,016)

Common Stock issued as compensation.	17,616,000	17,616	2,531,124	-	2,548,740

Net loss	-	-	-	(2,172,180)	(2,172,180)
Balance – March 31, 2020 (Unaudited)-	60,678,058	$60,678	$14,430,677	$(17,061,811)	$(2,570,456)
Sale of Common Stock.	70,000	70	6,930	-	7,000
Common Stock issued as compensation.	810,000	810	94,190	-	95,000

Net loss	-	-	-	(1,111,398)	(1,111,398)
Balance – June 30, 2020 (Unaudited)-	61,558,058	$61,558	$14,531,797	$(18,173,209)	$(3,579,854)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2020 (unaudited)	For the six months ended June 30, 2019 (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,283,578)	$(1,724,762)
Depreciation	31,014	31,014
Compensation paid through issuance of common stock	1,368,585	160,000
Amortization of loan discount	462,070	278,126
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(83,212)	(10,440)
Change in prepaid expenses	112,417	84,290
Change in inventory	(64,717)	(132,421)
Change in inventory deposits	91,640	148,215
Change in accounts payable and accrued expense	92,668	187,140
Net Cash (Used in) Operating Activities	(1,273,111)	(978,838)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Operating Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	-	(12,092)
Proceeds of convertible debentures	-	-
Proceeds of sale of Common Stock	7,000	2,500
Proceeds of working capital loan	1,722,979	1,137,000
Repayment of loans – nonrelated party	(266,634)	(142,047)
Net Cash Provided by Financing Activities	1,463,345	985,361

CHANGE IN CASH	190,234	6,523

CASH AT BEGINNING OF PERIOD	131,656	19,630

CASH AT END OF PERIOD	$321,890	$26,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$71,564	$28,187
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt eliminated through issue of Common Stock	$1,517,407	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Nature of operations

The Company is developing branded products in the safe and concealed carry/self-defense product areas that are promoted and sold wholesale through the company’s dealer network and direct to the consumer through the company’s website, Amazon.com, and others. The Company’s products will be under the American Rebel Brand and imprinted.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $53,281 and $188,189 for the three-month periods ended June 30, 2020 and 2019, respectively and $241,470 and $354,471, respectively, for the six-month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020 and December 31, 2019, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

JUNE 30, 2020

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

In February 2020, the Company issued 1,200,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $240,000 was recorded as an expense of $85,000 at March 31, 2020 and prepaid expense of $155,000 for the remaining nine months of the consulting agreement. In June 2020, the Company issued 810,000 shares of its Common Stock to pay consulting fees and interest expense. Total fair value of $95,000 was recorded as an expense of $95,000 at June 30, 2020.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2020 and December 31, 2019, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the six month period ended June 30, 2020 and 2019, respectively, no income tax expense has been recorded.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, our revenue from our planned operations does not cover our operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the six months ended June 30, 2020 and 2019 of ($3,283,578) and ($1,724,762), respectively. The Company’s accumulated deficit was ($18,173,209) as of June 30, 2020 and ($14,889,631) as of December 31, 2019. The Company’s working capital deficit was ($3,369,781) as of June 30, 2020 and a deficit of ($2,812,957) as of December 31, 2019. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	June 30, 2020 (unaudited)	December 31, 2019 (audited)

Inventory - Finished goods	$870,562	$805,845
Inventory deposits	-	91,641
	870,562	897,486
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$870,562	$897,486

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	June 30, 2020 (unaudited)	December 31, 2019 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(274,171)	(243,157)
Net property and equipment	$35,976	$66,990

For the six months ended June 30, 2020 and 2019 we recognized $31,014 and $31,014 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155. The balance at December 31, 2019 was $4,496. During the six months ended June 30, 2020, the company repaid $0 of these loans resulting in a balance at June 30, 2020 of $4,496. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $10,322, for a total of $82,212 at June 30, 2019. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at June 30, 2020 was $252,890.

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

Charles A. Ross, Jr. serves as the Company’s CEO and Chairman of the Board of Directors. Compensation for Mr. Ross was $110,750 and $100,000, respectively for the six months ended June 30, 2020 and 2019.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020.	$15,649	$25,746

Total recorded as current liability	$15,649	$25,746

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES (CONTINUED)

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the six months ended June 30, 2020, the Company and the Company’s wholly owned operating subsidiary completed the sale of additional short-term notes under similar terms in the additional principal amount totaling $1,481,149. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short-term working capital notes mature in 30-360 days. In connection with these notes, the Company issued 5,775,000 shares of its common stock. The fair value of these share incentives was calculated to be $727,500. The fair value of the share incentives was recorded as a discount to the notes payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the six months ended June 30, 2020 is $462,072.

During the six months ended June 30, 2020, the Company and the Company’s wholly-owned operating subsidiary completed the conversion of short term notes with a face value of $900,000 and accrued interest to 10,641,000 shares of Common Stock with a fair value of $1,581,240, resulting in a Loss on Extinguishment of Debt of $850,317.

As of June 30, 2020, and December 31, 2019, the outstanding balance due on the working capital notes was $3,964,880 and $3,595,561, respectively.

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

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 164,424 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in a discount to the convertible debenture – related party of $137,110 at December 31, 2019 and a discount of $92,110 at June 30, 2020.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at June 30, 2020 was $252,890.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY (CONTINUED)

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

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. Since public trading of the common stock began in 2018, market price of the Company’s traded stock has ranged from $0.065 to $2.50 per share.

As of June 30, 2020, the outstanding balance due the convertible debentures holders was $252,890, including $92,110 in original issue discount or interest.

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

The fair value of the conversion feature of the financial instrument as of June 30, 2020 was $0. The Company did not record any expense associated with the embedded derivatives at June 30, 2020. No embedded derivative expense was realized as there was no change in the conversion price.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 10 – INCOME TAXES

At June 30, 2020 and December 31, 2019, the Company had a net operating loss carryforward of $18,173,209 and $14,889,631, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	June 30, 2020 (unaudited)	December 31, 2019 (audited)
Deferred tax asset:
Net operating loss carryforward	$3,816,374	$1,689,698
Total deferred tax asset	3,816,374	1,689,698
Less: Valuation allowance	(3,816,374)	(1,689,698)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of June 30, 2020 and December 31, 2019 was $3,816,374 and $1,689,698, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2020 and December 31, 2019 and recognized 100% valuation allowance for each period.

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

Common stock

During the six months ended June 30, 2020, the Company issued 5,775,000 shares of its Common Stock in connection with issue of short-term loans. The fair value of these share incentives was calculated to be $727,500 which was recorded as a discount to the notes payable and amortized to interest expense over the term of those loan agreements. Interest expense recorded as a result of amortization of discount for the six months ended June 30, 2020 is $462,072.

During the six months ended June 30, 2020, the Company issued 10,641,000 shares of its Common Stock and completed the conversion of short-term notes with a face value of $900,000 and accrued interest. The fair value of these shares was calculated to be $1,581,240, resulting in a Loss on Extinguishment of Debt of $850,317.

In February 2020, the Company issued 1,200,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $240,000 was recorded as an expense of $85,000 at March 31, 2020 and prepaid expense of $155,000 for the remaining nine months of the consulting agreement. In June 2020, the Company issued 810,000 shares of its Common Stock to pay consulting fees and interest expense. Total fair value of $95,000 was recorded as an expense of $95,000 at June 30, 2020

At June 30, 2020 and December 31, 2019, there were 61,558,058 and 43,062,058 shares of common stock issued and outstanding, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 12 – WARRANTS AND OPTIONS

In January 2019, the Company issued three-year and five-year warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share in conjunction with working capital loans totaling $75,000.

As of June 30, 2020, there were 2,370,000 warrants issued and outstanding. As of December 31, 2019, there were 2,320,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at June 30, 2020. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	June 30, 2020 (unaudited)	December 31, 2019 (audited)

Stock Price	$.10	$0.285
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	259.2%	262.4%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	0.18%	1.92%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2019 and the three months ended June 30, 2020.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2018	2,245,000	$0.58	.44 years	-
Granted	325,000	$0.24	.10 years	-
Exercised	250,000	$0.01	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2019	2,320,000	$0.57	0.43 years	-

Granted	50,000	$1.00	2.00 years	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at June 30, 2020	2,370,000	$0.59	.45 years	-

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for warehouse and shipping space in Lenexa, Kansas which expires in January 2021. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,

2020	$121,992
2021	15,249
Total	$137,241

Rent costs totaled approximately $71,230 and $48,432 for six-month periods ended June 30, 2020 and 2019, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2020 through the date the financial statements were issued and determined that there were the following subsequent events:

Subsequent to June 30, 2020, the Company entered into a three-month loan agreement on July 3, 2020, for $102,000, interest on the note will be 255,000 shares of common stock.

Subsequent to June 30, 2020, the Company paid in full on July 15, 2020, a convertible promissory note dated February 15, 2020, principal amount of $125,000.

Subsequent to June 30, 2020, the Company entered into an amortized one-year promissory note on July 31, 2020, to a lender for $150,000 at 12% interest. A component of the note included 230,769 shares of common stock valued at $0.065. Additionally, the Company has issued 1,153,846 shares of common stock, valued at $0.065. Upon full repayment of the loan, the shares will be returned to the Company.

Subsequent to June 30, 2020, the Company entered into an amortized one-year promissory note on August 5, 2020, to a lender for $150,000 at 12% interest. A component of the note included 230,769 shares of common stock valued at $0.065. Additionally, the Company has issued 1,153,846 shares of common stock, valued at $0.065. Upon full repayment of the loan, the shares will be returned to the Company.

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

•the impact of COVID-19 on the United States economy and our operations;

•the inability of management to effectively implement our strategies and business plans; and

•the other risks and uncertainties detailed in this report.

In this form 10-Q references to “American Rebel”, “the Company”, “we,” “us,” “our” and similar terms refer to American Rebel Holdings, Inc. and its wholly owned operating subsidiary, American Rebel, Inc.

COVID-19

The current and potential effects of coronavirus may impact our business, results of operations and financial condition.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers’ spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. Fore example, since December 2019, a strain of novel coronavirus (causing “COVD-19”) surfaced in China and has spread into the United States, Europe and most other countries of the world, resulting in certain supply chain disruptions, volatilities in the tock market, lower oil and other commodity prices due to diminished demand, massive unemployment, and lockdown on international travels, all of which has had an adverse impact on the global economy. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.

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

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative safes and concealed carry products. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand, its wholesale dealer network, and the appeal of its products as well as through the profile and public persona of its founder and CEO, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by 2 million people or more. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

Results of Operations

From inception through June 30, 2020, we have generated an operating deficit of $18,173,209. We expect to incur additional losses during the fiscal year ending December 31, 2020 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Six months Ended June 30, 2020 Compared To Six months Ended June 30, 2019

Revenue and cost of goods sold

For the six months ended June 30, 2020, we reported Sales of $619,930, compared to Sales of $129,062 for the six months ended June 30, 2019. For the six months ended June 30, 2020, we reported Cost of Sales of $430,422, compared to Cost of Sales of $71,230 for the six months ended June 30, 2019. For the six months ended June 30, 2020, we reported Gross Profit of $189,508, compared to Gross Profit of $57,832 for the six months ended June 30, 2019. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the six months ended June 30, 2020 were $1,796,183 compared to $1,336,422 for the six months ended June 30, 2019 as further described below.

For the six months ended June 30, 2020, we incurred consulting and business development expenses of $267,823, compared to consulting and business development expenses of $498,727 for the six months ended June 30, 2019. The decrease in consulting and business development expenses is due to the increased reliance on the company’s internal systems.

For the six months ended June 30, 2020, we incurred product development expenses of $185,987, compared to product development expenses of $223,967 for the six months ended June 30, 2019. The decrease in product development expenses is due to the current established line of products and fewer new products being developed at this time.

For the six months ended June 30, 2020, we incurred marketing and brand development expenses of $241,470, compared to marketing and brand development expenses of $354,471 for the six months ended June 30, 2019. The decrease in marketing and brand development expenses relates to the company’s shift of capital to manufacture additional inventory.

For the six months ended June 30, 2020, we incurred general and administrative expenses of $1,069,889, compared to general and administrative expenses of $228,243 for the six months ended June 30, 2019. The increase relates primarily to an increase in professional, consulting and operating fees due to the acceleration in the expansion of our corporate structure and financing activities.

For the six months ended June 30, 2020, we incurred depreciation expense of $31,014, compared to depreciation expense of $31,014 for the six months ended June 30, 2019. The depreciation remaining constant is due to our use of straight-line depreciation.

Other income and expenses

For the six months ended June 30, 2020, we incurred interest expense of $826,586, compared to interest expense of $446,172 for the six months ended June 30, 2019.

Net Loss

Net loss for the six months ended June 30, 2020 amounted to $3,283,578, resulting in a loss per share of $0.06, compared to $1,724,762 for the six months ended June 30, 2019, resulting in a loss per share of $0.06. The increase in the net loss from the six months ended June 30, 2019 to the six months ended June 30, 2020 is primarily due to the company’s increase in professional, consulting and operating fees due to the acceleration in the expansion of our corporate structure and financing activities.

Three Months Ended June 30, 2020 Compared To Three Months Ended June 30, 2019

Revenue and cost of goods sold

For the three months ended June 30, 2020, we reported Sales of $269,662, compared to Sales of $59,047 for the three months ended June 30, 2019. For the three months ended June 30, 2020, we reported Cost of Sales of $196,035, compared to Cost of Sales of $42,931 for the three months ended June 30, 2019. For the three months ended June 30, 2020, we reported Gross Profit of $73,627, compared to Gross Profit of $16,116 for the three months ended June 30, 2019. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended June 30, 2020 were $768,738 compared to $757,252 for the three months ended June 30, 2019 as further described below.

For the three months ended June 30, 2020, we incurred consulting and business development expenses of $116,818, compared to consulting and business development expenses of $250,690 for the three months ended June 30, 2019. The decrease in consulting and business development expenses is due to the company’s increased reliance on its internal systems.

For the three months ended June 30, 2020, we incurred product development expenses of $132,692, compared to product development expenses of $182,834 for the three months ended June 30, 2019. The decrease in product development expenses is due to the current established line of products and fewer new products being developed at this time.

For the three months ended June 30, 2020, we incurred marketing and brand development expenses of $53,281, compared to marketing and brand development expenses of $172,021 for the three months ended June 30, 2019. The decrease in marketing and brand development expenses relates to the company’s shift of capital to manufacture additional inventory.

For the three months ended June 30, 2020, we incurred general and administrative expenses of $450,440, compared to general and administrative expenses of $132,910 for the three months ended June 30, 2019. The increase relates primarily to a change in professional, consulting and operating fees due to the acceleration of the expansion of the corporate structure and financing activities.

For the three months ended June 30, 2020, we incurred depreciation expense of $15,507, compared to depreciation expense of $15,507 for the three months ended June 30, 2019. This amount remains constant due to our straight-line depreciation application.

Other income and expenses

For the three months ended June 30, 2020, we incurred interest expense of $416,287, compared to interest expense of $225,003 for the three months ended June 30, 2019. During the three months ended June 30, 2020, we recorded $263,082 in interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended June 30, 2020 amounted to $1,111,398, resulting in a loss per share of $0.02, compared to $966,139 for the three months ended June 30, 2019, resulting in a loss per share of $0.03. The increase in the net loss from the three months ended June 30, 2019 to the three months ended June 30, 2020 is primarily due to the increase in corporate and financing costs.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We have a working capital deficit of $2,557,776 at December 31, 2019 and $3,369,781 at June 30, 2020 and have incurred a deficit of $18,173,209 from inception to June 30, 2020. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the six months ended June 30, 2020, we raised net cash of $7,000 by issuance of common shares, as compared to $0 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we raised net cash of $125,000 through the issuance of a convertible promissory note, as compared to $0 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we raised net cash of $1,481,149 through the issuance of notes payable secured by inventory, as compared to $1,137,000 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we repaid $0 on loans received from our CEO, as compared to $0 that we repaid in loans from our CEO during the six months ended June 30, 2019.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2020, the Company issued 70,000 shares of common stock, valued at $0.10 per share, to one of the Company’s shareholders in return for cash.

On May 20, 2020, the Company extended a note maturing on May 20, 2020, for an additional six months and rolled the accrued interest along with an additional $19,000 from the investor into the new note for $100,000 maturing on November 20, 2020.

On May 26, 2020, the Company issued 200,000 shares of common stock as a component in a consulting agreement.

On June 10, 2020, the Company entered into a six-month loan agreement for $100,000, interest on the note will be 500,000 shares of common stock, valued at $0.10.

On June 18, 2020, the Company entered into a six-month loan agreement for $101,000, interest on the note will be 505,000 shares of common stock, valued at $0.10.

On June 29, 2020, the Company entered into a one-year loan agreement for $75,000, interest payable on the note at maturity is 18%.

On June 29, 2020, the Company entered into a three-month loan agreement for $50,000, interest on the note will be 125,000 shares of common stock.

Subsequent Issuances after Quarter-End

On July 3, 2020, the Company entered into a three-month loan agreement for $102,000, interest on the note will be 255,000 shares of common stock.

Subsequent to June 30, 2020, the Company entered into an amortized one-year promissory note on July 31, 2020, to a lender for $150,000 at 12% interest. A component of the note included 230,769 shares of common stock valued at $0.065. Additionally, the Company has issued 1,153,846 shares of common stock, valued at $0.065. Upon full repayment of the loan, the shares will be returned to the Company.

Subsequent to June 30, 2020, the Company entered into an amortized one-year promissory note on August 5, 2020, to a lender for $150,000 at 12% interest. A component of the note included 230,769 shares of common stock valued at $0.065. Additionally, the Company has issued 1,153,846 shares of common stock, valued at $0.065. Upon full repayment of the loan, the shares will be returned to the Company.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2020.

Item 3 – Defaults upon Senior Securities

We have entered into a number of promissory notes, some of which are in default as of June 30, 2020, or went into default before the filing of this Quarterly Report (See Note 7 to the financial statements).

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws of CubeScape, Inc.
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
4.1	$250,000 Note (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 12, 2017)
4.2#	$100,000 Note dated June 10, 2020
4.3#	$101,000 Note dated June 18, 2020
4.4#	$75,000 Note dated June 29, 2020
4.5#	$50,000 Note dated June 29, 2020
4.6#	$102,000 Note dated July 3, 2020
4.7#	$150,000 Note dated July 29, 2020
4.8#	$150,000 Note dated August 3, 2020
10.1*	Conflict of Interest Agreement
10.2	Amended Stock Purchase and Reorganization Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed June 22, 2017)
10.3	Loan Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 12, 2017)
10.4	Security Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 12, 2017)
10.5	Guaranty (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 12, 2017)
10.6#	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.6 to Form 10-Q, filed June 18, 2019)
10.7#	Notice of Amendment to June 29, 2018 Note (Incorporated by reference to Exhibit 10.7 to Form 10-Q, filed June 18, 2019)
10.8	$50,000 Convertible Term Note dated October 2, 2018 (Incorporated by reference to Exhibit 10.8 to Form 10-Q, filed June 18, 2019)
10.9#	$100,000 Convertible Term Note dated October 5, 2018 (Incorporated by reference to Exhibit 10.9 to Form 10-Q, filed June 18, 2019)
10.10#	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018 (Incorporated by reference to Exhibit 10.10 to Form 10-Q, filed June 18, 2019)
10.11#	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019 (Incorporated by reference to Exhibit 10.11 to Form 10-Q, filed June 18, 2019)
10.12#	$55,000 Loan Agreement dated January 14, 2019 (Incorporated by reference to Exhibit 10.12 to Form 10-Q, filed June 18, 2019)
10.13#	$25,000 Loan Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.13 to Form 10-Q, filed June 18, 2019)
10.14#	$300,000 Loan Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 to Form 10-Q, filed June 18, 2019)
10.15#	$150,000 Convertible Term Note dated March 1, 2019 (Incorporated by reference to Exhibit 10.15 to Form 10-Q, filed June 18, 2019)
10.16	$125,000 Convertible Promissory Note dated February 15, 2020 (Incorporated by reference to Exhibit 10.16 to Form 10-Q, filed June 26, 2020)
10.17	$90,000 Note dated February 18, 2020 (Incorporated by reference to Exhibit 10.17 to Form 10-Q, filed June 26, 2020)
10.18	$180,000 Note dated February 20, 2020 (Incorporated by reference to Exhibit 10.18 to Form 10-Q, filed June 26, 2020)
10.19	$200,000 Note dated March 6, 2020 (Incorporated by reference to Exhibit 10.19 to Form 10-Q, filed June 26, 2020)
10.20	$722,422 Amortized Note dated March 10, 2020 (Incorporated by reference to Exhibit 10.20 to Form 10-Q, filed June 26, 2020)
10.21	$90,000 Note dated March 11, 2020 (Incorporated by reference to Exhibit 10.21 to Form 10-Q, filed June 26, 2020)
10.22	$300,000 Note dated March 26, 2020 (Incorporated by reference to Exhibit 10.22 to Form 10-Q, filed June 26, 2020)
10.23	$100,000 Note dated May 20, 2020 (Incorporated by reference to Exhibit 10.23 to Form 10-Q, filed June 26, 2020)
10.24#	$75,000 Note dated June 29, 2020
10.25#	Labrys Fund $150,000 Securities Purchase Agreement

10.26#	EMA Financial $150,000 Securities Purchase Agreement
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: August 13, 2020

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer and Principal Accounting Officer

32