Form 10-Q
period 2020-09-30
AMERICAN REBEL HOLDINGS INC
filed 2020-11-16
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2020 was 69,697,250 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Condensed Balance Sheets of American Rebel Holdings, Inc. at September 30, 2020 (unaudited) and December 31, 2019 (audited)	3

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the three months ended September 30, 2020 and 2019 (unaudited)	4

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the nine months ended September 30, 2020 and 2019 (unaudited)	5

	Consolidated Condensed Statements of Stockholders Deficit of American Rebel Holdings, Inc. for the nine months ended September 30, 2020 and 2019 (unaudited)	6

	Consolidated Condensed Statements of Cash Flows of American Rebel Holdings, Inc. for the nine months ended September 30, 2020 and 2019 (unaudited)	7

	Notes to the Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	24

Item 4.	Mine Safety Disclosure	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		26

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (unaudited)	December 31, 2019 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$165,881	$131,656
Accounts Receivable	276,961	228,890
Prepaid expense	101,248	542,800
Inventory	823,943	805,845
Inventory deposits	6,488	91,641
Total Current Assets	1,374,521	1,800,832

Property and Equipment, net	20,469	66,990

OTHER ASSETS:
Lease Deposit	6,841	6,841
Total Other Assets	6,841	6,841

TOTAL ASSETS	$1,401,831	$1,874,663

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	630,038	684,126
Accrued Interest – Convertible Debenture – Related Party	602,002	303,860
Loan – Officer - Related party	105,551	4,496
Loan – Working Capital, net of discounts of $597,025 and $147,823	4,181,678	3,595,561
Loans - Nonrelated parties	15,649	25,746
Total Current Liabilities	5,534,918	4,613,789

Convertible Debenture –Related party, net of discounts of $92,110 and $137,110	275,390	207,890
TOTAL LIABILITIES	5,810,308	4,821,679

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 66,397,929 and 43,062,058 issued and outstanding, respectively at September 30, 2020 and December 31, 2019	66,398	43,062
Additional paid in capital	15,016,419	11,899,553
Accumulated deficit	(19,491,294)	(14,889,631)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,408,477)	(2,947,016)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,401,831	$1,874,663

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2020 (unaudited)	For the three months ended September 30, 2019 (unaudited)
Revenue	$279,308	$164,970
Cost of goods sold	228,584	120,874
Gross margin	50,724	44,096

Expenses:
Consulting – business development	136,877	3,168,335
Product development costs	89,578	39,331
Marketing and brand development costs	90,305	153,764
Administrative and other	286,541	412,007
Depreciation expense	15,507	15,507
	618,808	3,788,944
Operating income (loss)	(568,084)	(3,744,848)

Other Income (Expense)
Interest expense	(681,076)	(424,346)
Loss on extinguishment of debt	(68,925)	-
Net income (loss) before income tax provision	(1,318,085)	(4,169,194)
Provision for income tax	-	-
Net income (loss)	$(1,318,085)	$(4,169,194)
Basic and diluted income (loss) per share	$(0.02)	$(0.13)
Weighted average common shares outstanding - basic and diluted	64,346,000	31,167,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2020 (unaudited)	For the nine months ended September 30, 2019 (unaudited)
Revenue	$899,238	$294,032
Cost of goods sold	659,006	192,104
Gross margin	240,232	101,928

Expenses:
Consulting – business development	404,700	3,667,062
Product development costs	275,565	263,298
Marketing and brand development costs	331,775	508,235
Administrative and other	1,356,430	640,250
Depreciation expense	46,521	46,521
	2,414,991	5,023,438
Operating income (loss)	(2,174,759)	(1,278,590)

Other Income (Expense)
Interest expense	(1,507,662)	(870,518)
Loss on extinguishment of debt	(919,242)	-
Net income (loss) before income tax provision	(4,601,663)	(5,893,956)
Provision for income tax	-	-
Net income (loss)	$(4,601,663)	$(5,893,956)
Basic and diluted income (loss) per share	$(0.08)	$(0.19)
Weighted average common shares outstanding - basic and diluted	57,492,000	30,590,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2018	29,912,058	$29,912	$6,387,335	$(7,287,559)	$(870,312)

Common Stock issued as compensation	400,000	400	232,100	-	232,500

Convertible Debenture Discount	-	-	101,446	-	101,446

Net loss	-	-	-	(758,623)	(758,623)
Balance – March 31, 2019 (Unaudited)	30,312,058	$30,312	$6,720,881	$(8,046,182)	$(1,294,989)

Convertible Debenture Discount	-	-	45,822	-	45,822

Net loss	-	-	-	(966,139)	(966,139)
Balance – June 30, 2019 (unaudited)	30,312,058	$30,312	$6,766,703	$(9,012,321)	$(2,215,306)

Common Stock issued as compensation	11,100,000	11,100	4,718,500	-	4,729,600

Net loss	-	-	-	(4,169,194)	(4,169,194)
Balance – September 30, 2019-(Unaudited)	41,412,58	$41.412	$11,485,303	$(13,181,515)	$(1,654,900)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2019	43,062,058	$43,062	$11,899,553	$(14,889,631)	$(2,947,016)

Common Stock issued as compensation	17,616,000	17,616	2,531,124	-	2,548,740

Net loss	-	-	-	(2,172,180)	(2,172,180)
Balance – March 31, 2020 (Unaudited)	60,678,058	$60,678	$14,430,677	$(17,061,811)	$(2,570,456)
Sale of Common Stock.	70,000	70	6,930	-	7,000
Common Stock issued as compensation	810,000	810	94,190	-	95,000

Net loss	-	-	-	(1,111,398)	(1,111,398)
Balance – June 30, 2020 (Unaudited)	61,558,058	$61,558	$14,531,797	$(18,173,209)	$(3,579,854)
Common Stock issued as compensation	4,839,871	4,840	484,622	-	489,462

Net loss	-	-	-	(1,318,085)	(1,318,085)
Balance – September 30, 2020 (Unaudited)-	66,397,929	$66,398	$15,016,419	$(19,491,294)	$(4,408,477)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2020 (unaudited)	For the nine months ended September 30, 2019 (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,601,663)	$(5,893,956)
Depreciation	46,521	46,521
Compensation paid through issuance of common stock	2,142,868	3,322,000
Amortization of loan discount	735,664	518,497
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(48,071)	(90,847)
Change in prepaid expenses	201,552	95,505
Change in inventory	(18,098)	(249,093)
Change in inventory deposits	85,153	229,180
Change in accounts payable and accrued expense	244,054	313,482
Net Cash (Used in) Operating Activities	(1,212,020)	(1,708,711)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Operating Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	101,055	(12,092)
Proceeds of sale of Common Stock	7,000	1,000
Proceeds of Exercise of Warrants	-	2,500
Proceeds of working capital loan	2,208,671	2,524,875
Repayment of loans – nonrelated party	(1,070,481)	(642,756)
Net Cash Provided by Financing Activities	1,246,245	1,873,527

CHANGE IN CASH	34,225	164,816

CASH AT BEGINNING OF PERIOD	131,656	19,630

CASH AT END OF PERIOD	$165,881	$184,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$119,199	$77,860
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt eliminated through issue of Common Stock	$1,607,407	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. Twenty-six (26) investors invested at a price of $0.01 per share for a total of $60,000.   The direct public offering closed on December 11, 2015.

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $90,305 and $153,764 for the three-month periods ended September 30, 2020 and 2019, respectively and $331,775 and $508,235, respectively, for the nine-month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020 and December 31, 2019, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

In February 2020, the Company issued 1,200,000 shares of its Common Stock to pay professional and consulting fees.  Total fair value of $240,000 was recorded as an expense of $85,000 at March 31, 2020 and prepaid expense of $155,000 for the remaining nine months of the consulting agreement.  In June 2020, the Company issued 810,000 shares of its Common Stock to pay consulting fees and interest expense.  Total fair value of $95,000 was recorded as an expense of $95,000 at June 30, 2020.  In August 2020, the Company issued 4,839,871 shares of its Common Stock to pay consulting fees and interest expense.  Total fair value of $489,462 was recorded as an expense of $489,462 at September 30, 2020.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2020 and December 31, 2019, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the nine month period ended September 30, 2020 and 2019, respectively, no income tax expense has been recorded.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, our revenue from our planned operations does not cover our operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the nine months ended September 30, 2020 and 2019 of ($4,601,663) and ($5,893,956), respectively. The Company’s accumulated deficit was ($19,491,294) as of September 30, 2020 and ($14,889,631) as of December 31, 2019.  The Company’s working capital deficit was ($4,160,397) as of September 30, 2020 and a deficit of ($2,812,957) as of December 31, 2019.  In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

Note 3- INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	September 30, 2020 (unaudited)	December 31, 2019 (audited)

Inventory - Finished goods	$823,943	$805,845
Inventory deposits	6,488	91,641
	830,431	897,486
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$830,431	$897,486

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	September 30, 2020 (unaudited)	December 31, 2019 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(289,678)	(243,157)
Net property and equipment	$20,469	$66,990

For the nine months ended September 30, 2020 and 2019 we recognized $46,521 and $46,521 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life.  In January 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 6 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director totaling $221,155.  The balance at December 31, 2019 was $4,496.  During the nine months ended September 30, 2020, the company repaid $0 of these loans resulting in a balance at September 30, 2020 of $4,496. During the nine months ended September 30, 2020, the Company received loans from an officer and director totaling $101,055.   These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $30,966, for a total of $102,856 at September 30, 2020.  Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures.  The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures.  The discounted balance of the convertible debentures at September 30, 2020 was $275,390.

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

Charles A. Ross, Jr. serves as the Company’s CEO and Chairman of the Board of Directors.  Compensation for Mr. Ross was $161,750 and $150,000, respectively for the nine months ended September 30, 2020 and 2019.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles.  The liabilities assumed are as follows at September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020.	$15,649	$25,746

Total recorded as current liability	$15,649	$25,746

Current and long-term portion.  Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the nine months ended September 30, 2020, the Company and the Company’s wholly owned operating subsidiary completed the sale of additional short-term notes in the additional principal amount totaling $2,208,671. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short-term working capital notes mature in 30-360 days.  In connection with these notes, the Company issued 7,694,871 shares of its common stock.  The fair value of these share incentives was calculated to be $893,652   The fair value of the share incentives was recorded as a discount to the notes payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method.  Interest expense recorded as a result of amortization of discount for the nine months ended September 30, 2020 is $735,664.

During the nine months ended September 30, 2020, the Company and the Company’s wholly-owned operating subsidiary completed the conversion of short term notes with a face value of $990,000 and accrued interest to 12,141,000 shares of Common Stock with a fair value of $1,753,140, resulting in a Loss on Extinguishment of Debt of $919,242.

As of September 30, 2020, and December 31, 2019, the outstanding balance due on the working capital notes was $4,778,703 and $3,595,561, respectively.

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $2,405,000 in the form of 12% three-year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three-year warrants to purchase 2,405,000 shares of the Company’s common stock at $1.00 per share. As of December 31, 2019, the Company received $2,405,000 under this convertible debenture.  In April and November, 2018, debentures with face value of $2,060,000 plus accrued interest of $280,529 were converted into 4,681,058 shares of common stock. As of December 31, 2019, the Company had a face value of $345,000 due under this convertible debenture.

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 164,424 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in a discount to the convertible debenture – related party of $137,110 at December 31, 2019 and a discount of $69,610 at September 30, 2020.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000.  Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments.  The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital.  The discount will be amortized over the three year term of the debentures.  The discounted balance of the convertible debentures at September 30, 2020 was $275,390.

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

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. Since public trading of the common stock began in 2018, market price of the Company’s traded stock has ranged from $0.035 to $2.50 per share.

As of September 30, 2020, the outstanding balance due the convertible debentures holders was $345,000, including $0 in original issue discount or interest.

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

The fair value of the conversion feature of the financial instrument as of September 30, 2020 was $0. The Company did not record any expense associated with the embedded derivatives at September 30, 2020. No embedded derivative expense was realized as there was no change in the conversion price.

NOTE 10 – INCOME TAXES

At September 30, 2020 and December 31, 2019, the Company had a net operating loss carryforward of $19,491,294 and $14,889,631, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	September 30, 2020 (unaudited)	December 31, 2019 (audited)
Deferred tax asset:
Net operating loss carryforward	$4,093,171	$3,126,823
Total deferred tax asset	4,093,171	3,126,823
Less: Valuation allowance	(4,093,171)	(3,126,823)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of September 30, 2020 and December 31, 2019 was $4,093,171 and $3,126,823, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2020 and December 31, 2019 and recognized 100% valuation allowance for each period.

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

Common stock

During the nine months ended September 30, 2020, the Company issued 7,694,871 shares of its Common Stock in connection with issue of short-term loans.  The fair value of these share incentives was calculated to be $893,652 which was recorded as a discount to the notes payable and amortized to interest expense over the term of those loan agreements.  Interest expense recorded as a result of amortization of discount for the nine months ended September 30, 2020 is $735,664.

During the nine months ended September 30, 2020, the Company issued 10,641,000 shares of its Common Stock and completed the conversion of short-term notes with a face value of $900,000 and accrued interest.   The fair value of these shares was calculated to be $1,581,240, resulting in a Loss on Extinguishment of Debt of $919,242.

In February 2020, the Company issued 1,200,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $240,000 was recorded as an expense of $205,000 at September 30, 2020 and prepaid expense of $35,000 for the remaining three months of the consulting agreement.  In June 2020, the Company issued 810,000 shares of its Common Stock to pay consulting fees and interest expense.  Total fair value of $95,000 was recorded as an expense of $95,000 at June 30, 2020

At September 30, 2020 and December 31, 2019, there were 66,397,929 and 43,062,058 shares of common stock issued and outstanding, respectively.

NOTE 12 – WARRANTS AND OPTIONS

In January 2019, the Company issued three-year and five-year warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share in conjunction with working capital loans totaling $75,000.

As of September 30, 2020, there were 2,320,000 warrants issued and outstanding. As of December 31, 2019, there were 2,320,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at September 30, 2020. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	September 30, 2020 (unaudited)	December 31, 2019 (audited)

Stock Price	$.08	$0.285
Exercise Price	$1.00	$1.00
Term (expected in years)	3.00	3.00
Volatility	259.2%	262.4%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	0.18%	1.92%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2019 and the nine months ended September 30, 2020.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2018	2,245,000	$0.58	.19 years	-
Granted	325,000	$0.24	.10 years	-
Exercised	250,000	$0.01	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2019	2,320,000	$0.57	0.18 years	-

Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at September 30, 2020	2,320,000	$0.57	.18 years	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for warehouse and shipping space in Lenexa, Kansas which expires in January 2021. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,

2020	$121,992
2021	15,249
Total	$137,241

Rent costs totaled approximately $106,086 and $74,930 for nine-month periods ended September 30, 2020 and 2019, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2020 through the date the financial statements were issued and determined that there were the following subsequent events:

Subsequent to September 30, 2020, the Company entered into a three-month promissory note with a lender dated October 1, 2020, for $250,000 at 8% interest.

Subsequent to September 30, 2020, the Company entered into a one-year note with a lender dated October 6, 2020, for $100,000 at 12% interest.

Subsequent to September 30, 2020, the Company refinanced an existing note into a one-year note with a lender dated October 13, 2020, for $200,000 at 12% interest.

Subsequent to September 30, 2020, the Company entered into a six-month promissory note with a lender dated October 21, 2020, for $250,000 at 8% interest.

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

Results of Operations

From inception through September 30, 2020, we have generated an operating deficit of $19,491,294. We expect to incur additional losses during the fiscal year ending December 31, 2020 and beyond, principally as a result of our increased investment in inventory, marketing expenses due to product launch, and the initial limited sales of our new products as we seek to establish them in the marketplace.

Nine months Ended September 30, 2020 Compared To Nine months Ended September 30, 2019

Revenue and cost of goods sold

For the nine months ended September 30, 2020, we reported Sales of $899,238, compared to Sales of $294,032 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we reported Cost of Sales of $659,006, compared to Cost of Sales of $192,104 for the nine months ended September 30, 2019.  For the nine months ended September 30, 2020, we reported Gross Profit of $240,232, compared to Gross Profit of $101,928 for the nine months ended September 30, 2019.  Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2020 were $2,414,991 compared to $5,125,366 for the nine months ended September 30, 2019 as further described below.

For the nine months ended September 30, 2020, we incurred consulting and business development expenses of $404,700, compared to consulting and business development expenses of $3,667,062 for the nine months ended September 30, 2019. The decrease in consulting and business development expenses is due to the increased reliance on the company’s internal systems.

For the nine months ended September 30, 2020, we incurred product development expenses of $275,565, compared to product development expenses of $263,298 for the nine months ended September 30, 2019. The small increase in product development expenses is due to the increase in new product development activities during the quarter.

For the nine months ended September 30, 2020, we incurred marketing and brand development expenses of $331,775, compared to marketing and brand development expenses of $508,235 for the nine months ended September 30, 2019. The decrease in marketing and brand development expenses relates to the company’s shift of capital to manufacture additional inventory.

For the nine months ended September 30, 2020, we incurred general and administrative expenses of $1,356,430, compared to general and administrative expenses of $640,250 for the nine months ended September 30, 2019. The increase relates primarily to an increase in professional, consulting and operating fees due to the acceleration in the expansion of our corporate structure and financing activities.

For the nine months ended September 30, 2020, we incurred depreciation expense of $46,521, compared to depreciation expense of $46,521 for the nine months ended September 30, 2019. The depreciation remaining constant is due to our use of straight-line depreciation.

Other income and expenses

For the nine months ended September 30, 2020, we incurred interest expense of $1,507,662, compared to interest expense of $870,518 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we incurred a Loss on Extinguishment of Debt of $919,242, as we issued common shares to settle and reduce debt.

Net Loss

Net loss for the nine months ended September 30, 2020 amounted to $4,601,663, resulting in a loss per share of $0.08, compared to $5,893,956 for the nine months ended September 30, 2019, resulting in a loss per share of $0.19. The decrease in the net loss from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 is primarily due to the company’s decrease in professional, consulting and operating fees after the acceleration in the expansion of our corporate structure and financing activities.

Three Months Ended September 30, 2020 Compared To Three Months Ended September 30, 2019

Revenue and cost of goods sold

For the three months ended September 30, 2020, we reported Sales of $279,308, compared to Sales of $164,970 for the three months ended September 30, 2019. For the three months ended September 30, 2020, we reported Cost of Sales of $228,584, compared to Cost of Sales of $120,874 for the three months ended September 30, 2019.  For the three months ended September 30, 2020, we reported Gross Profit of $50,724, compared to Gross Profit of $44,096 for the three months ended September 30, 2019.  Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended September 30, 2020 were $618,808 compared to $3,788,944 for the three months ended September 30, 2019 as further described below.

For the three months ended September 30, 2020, we incurred consulting and business development expenses of $136,877, compared to consulting and business development expenses of $3,168,335 for the three months ended September 30, 2019. The decrease in consulting and business development expenses is due to the company’s increased reliance on its internal systems.

For the three months ended September 30, 2020, we incurred product development expenses of $89,578, compared to product development expenses of $39,331 for the three months ended September 30, 2019. The increase in product development expense is due to the increased activity of new product development during the quarter.

For the three months ended September 30, 2020, we incurred marketing and brand development expenses of $90,305, compared to marketing and brand development expenses of $153,764 for the three months ended September 30, 2019. The decrease in marketing and brand development expenses relates to the company’s shift of capital to manufacture additional inventory.

For the three months ended September 30, 2020, we incurred general and administrative expenses of $286,541, compared to general and administrative expenses of $412,007 for the three months ended September 30, 2019. The change relates primarily to a change in professional, consulting and operating fees due following the acceleration of the expansion of the corporate structure and financing activities.

For the three months ended September 30, 2020, we incurred depreciation expense of $15,507, compared to depreciation expense of $15,507 for the three months ended September 30, 2019. This amount remains constant due to our straight-line depreciation application.

Other income and expenses

For the three months ended September 30, 2020, we incurred interest expense of $681,076, compared to interest expense of $424,346 for the three months ended September 30, 2019.  During the three months ended September 30, 2020, we recorded $273,592 in interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended September 30, 2020 amounted to $1,318,085, resulting in a loss per share of $0.02, compared to $4,169,194 for the three months ended September 30, 2019, resulting in a loss per share of $0.13. The change in the net loss from the three months ended September 30, 2019 to the three months ended September 30, 2020 is primarily due to the reduction in corporate, consulting and financing costs.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We have a working capital deficit of $2,812,957 at December 31, 2019 and $4,160,397 at September 30, 2020 and have incurred a deficit of $19,491,294 from inception to September 30, 2020. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the nine months ended September 30, 2020, we raised net cash of $7,000 by issuance of common shares, as compared to $0 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we raised net cash of $125,000 through the issuance of a convertible promissory note, as compared to $0 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we raised net cash of $2,208,671 through the issuance of notes payable secured by inventory, as compared to $2,524,875 for the nine months ended September 30, 2019.   During the nine months ended September 30, 2020, we repaid $0 on loans received from our CEO, as compared to $0 that we repaid in loans from our CEO during the nine months ended September 30, 2019.

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

The Company entered into an amortized one-year promissory note on July 31, 2020, to a lender for $150,000 at 12% interest. A component of the note included 230,769 shares of common stock valued at $0.065. Additionally, the Company has issued 1,153,846 shares of common stock, valued at $0.065. Upon full repayment of the loan, 1,153,846 shares of common stock will be returned to the Company.

The Company entered into an amortized one-year promissory note on August 5, 2020, to a lender for $150,000 at 12% interest. A component of the note included 230,769 shares of common stock valued at $0.065. Additionally, the Company has issued 1,153,846 shares of common stock, valued at $0.065. Upon full repayment of the loan, 1,153,846 shares of common stock will be returned to the Company.

On September 30, 2020, the Company entered into an amortized one-year promissory note to a lender for $350,000 at 12% interest. A stipulation of this promissory note was that the Company pay in full the July 31, 2020, $150,000 promissory note. A component of the note included 1,458,333 shares of common stock valued at $0.035. Additionally, the Company has issued 1,605,475 shares of common stock, valued at $0.035. Upon full repayment of the loan, 1,605,475 shares will be returned to the Company.

Subsequent Issuances after Quarter-End

On October 1, 2020, the Company entered into a three-month promissory note with a lender for $250,000 at 8% interest. A component of the note is the issuance of 1,250,000 five-year warrants to purchase the Company’s common stock at $0.10 per share.

On October 6, 2020, the Company entered into a one-year note with a lender for $100,000 at 12% interest. A component of the note was the issuance of 1,000,000 shares of common stock of the Company valued at $0.10 per share.

On October 13, 2020, the Company refinanced an existing note into a one-year note with a lender for $200,000 at 12% interest. A component of the note was the issuance of 2,000,000 shares of common stock of the Company valued at $0.10 per share.

On October 13, 2020, the Company issued 300,000 shares of common stock of the Company valued at $0.10 per share as an interest payment on an outstanding note.

On October 21, 2020, the Company entered into a six-month promissory note with a lender for $250,000 at 8% interest. A component of the note is the issuance of 1,250,000 five-year warrants to purchase the Company’s common stock at $0.10 per share.

On November 5, 2020, the Company issued 310,000 shares of common stock of the Company valued at $0.10 per share as an interest payment on an outstanding note.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2020.

Item 3 – Defaults upon Senior Securities

We have entered into a number of promissory notes, some of which are in default as of September 30, 2020, or went into default before the filing of this Quarterly Report (See Note 7 to the financial statements).

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1*	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form S-1, filed August 4, 2015)
3.2*	Bylaws of CubeScape, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1, filed August 4, 2015)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
4.1	$250,000 Note (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 12, 2017)
4.2	$100,000 Note dated June 10, 2020 (Incorporated by reference to Exhibit 4.2 to Form 10-Q, filed August 14, 2020)
4.3	$101,000 Note dated June 18, 2020 (Incorporated by reference to Exhibit 4.3 to Form 10-Q, filed August 14, 2020)
4.4	$75,000 Note dated June 29, 2020
4.5	$50,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 4.5 to Form 10-Q, filed August 14, 2020)
4.6	$102,000 Note dated July 3, 2020 (Incorporated by reference to Exhibit 4.6 to Form 10-Q, filed August 14, 2020)
4.7	$150,000 Note dated July 31, 2020 (Incorporated by reference to Exhibit 4.7 to Form 10-Q, filed August 14, 2020)
4.8	$150,000 Note dated August 3, 2020 (Incorporated by reference to Exhibit 4.8 to Form 10-Q, filed August 14, 2020)
4.9#	$350,000 Labrys Promissory Note dated September 29, 2020
4.10#	$250,000 Note dated October 1, 2020
4.11#	$100,000 Note dated October 6, 2020
4.12#	$200,000 Note dated October 13, 2020
4.13#	$250,000 Note dated October 21, 2020
10.1*	Conflict of Interest Agreement (Incorporated by reference to Exhibit 10.2 to Form S-1, filed August 4, 2015)
10.2	Amended Stock Purchase and Reorganization Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed June 22, 2017)
10.3	Loan Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 12, 2017)
10.4	Security Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 12, 2017)
10.5	Guaranty (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 12, 2017)
10.6	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.6 to Form 10-Q, filed June 18, 2019)
10.7	Notice of Amendment to June 29, 2018 Note (Incorporated by reference to Exhibit 10.7 to Form 10-Q, filed June 18, 2019)
10.8	$50,000 Convertible Term Note dated October 2, 2018 (Incorporated by reference to Exhibit 10.8 to Form 10-Q, filed June 18, 2019)
10.9	$100,000 Convertible Term Note dated October 5, 2018 (Incorporated by reference to Exhibit 10.9 to Form 10-Q, filed June 18, 2019)
10.10	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018 (Incorporated by reference to Exhibit 10.10 to Form 10-Q, filed June 18, 2019)
10.11	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019 (Incorporated by reference to Exhibit 10.11 to Form 10-Q, filed June 18, 2019)
10.12	$55,000 Loan Agreement dated January 14, 2019 (Incorporated by reference to Exhibit 10.12 to Form 10-Q, filed June 18, 2019)

10.13	$25,000 Loan Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.13 to Form 10-Q, filed June 18, 2019)
10.14	$300,000 Loan Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 to Form 10-Q, filed June 18, 2019)
10.15	$150,000 Convertible Term Note dated March 1, 2019 (Incorporated by reference to Exhibit 10.15 to Form 10-Q, filed June 18, 2019)
10.16	$125,000 Convertible Promissory Note dated February 15, 2020 (Incorporated by reference to Exhibit 10.16 to Form 10-Q, filed June 26, 2020)
10.17	$90,000 Note dated February 18, 2020 (Incorporated by reference to Exhibit 10.17 to Form 10-Q, filed June 26, 2020)
10.18	$180,000 Note dated February 20, 2020 (Incorporated by reference to Exhibit 10.18 to Form 10-Q, filed June 26, 2020)
10.19	$200,000 Note dated March 6, 2020 (Incorporated by reference to Exhibit 10.19 to Form 10-Q, filed June 26, 2020)
10.20	$722,422 Amortized Note dated March 10, 2020 (Incorporated by reference to Exhibit 10.20 to Form 10-Q, filed June 26, 2020)
10.21	$90,000 Note dated March 11, 2020 (Incorporated by reference to Exhibit 10.21 to Form 10-Q, filed June 26, 2020)
10.22	$300,000 Note dated March 26, 2020 (Incorporated by reference to Exhibit 10.22 to Form 10-Q, filed June 26, 2020)
10.23	$100,000 Note dated May 20, 2020 (Incorporated by reference to Exhibit 10.23 to Form 10-Q, filed June 26, 2020)
10.24	$75,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 10.24 to Form 10-Q, filed August 14, 2020)
10.25	Labrys Fund $150,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.25 to Form 10-Q, filed August 14, 2020)
10.26	EMA Financial $150,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.26 to Form 10-Q, filed August 14, 2020)
10.27#	Labrys Fund $350,000 Securities Purchase Agreement
10.28#	$250,000 Note dated October 1, 2020
10.29#	$100,000 Note dated October 6, 2020
10.30#	$200,000 Note dated October 13, 2020
10.31#	$250,000 Note dated October 21, 2020
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: November 16, 2020

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr., President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer and Principal Accounting Officer