Form 10-Q/A
period 2020-09-30
AMERICAN REBEL HOLDINGS INC
filed 2020-11-19
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

American Rebel Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Form 10-Q”), which was filed with the Securities and Exchange Commission on November 16, 2020, to submit the Interactive Data File (as defined in Rule 11 of Regulation S-T) for that fiscal quarter as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 was omitted from the Form 10-Q in accordance with the 30-day grace period provided under Rule 405(a)(2)(ii) of Regulation S-T.

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

Dated: November 19, 2020

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer

and Principal Accounting Officer