Form 10-K
period 2020-12-31
AMERICAN REBEL HOLDINGS INC
filed 2021-05-17
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[X]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $2,940,998.74 as of June 30, 2020.

The number of shares of the registrant’s common stock outstanding as of May 5, 2021 was 79,466,563 shares.

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

•our ability to efficiently manage and repay our debt obligations;

•our future operating results;

•our inability to raise additional financing for working capital, especially related to purchasing critical inventory;

•our ability to generate sufficient revenue in our targeted markets to support operations

•significant dilution resulting from our financing activities:

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

•our ability to recruit and hire key employees;

•the global impact of COVID-19 on the United States economy and our operations;

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

Except as otherwise indicated by the context, references in this report to “Company”, “American Rebel Holdings”, “American Rebel” “we”, “us” and “our” are references to American Rebel Holdings, Inc. and its wholly-owned operating subsidiary, American Rebel, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at American Rebel Holdings, Inc., 718 Thompson Lane, Suite 108-199, Nashville, Tennessee 37204.

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

The firearms and gun ownership market within the U.S.A continues to grow with no sign of decline. Since 2010, the market for new gun purchases has increased by 60%, and at the end of 2020, it has been estimated that there will be over 400 million guns in the US. There were 39,695,315 background checks through the National Instant Criminal Background Check System (NICS) in 2020, a 40% increase from the previous annual record for background checks in 2019. And 2021 shows no sign of slowing down evidenced by the 4,317,804 background checks for the month of January, a nearly 10% increase from the previous month’s monthly record.

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

American Rebel and the National Rifle Association (NRA) have entered into an agreement for American Rebel to design and create NRA branded products. Management anticipates these NRA branded products to be available for purchase in the second half of 2021.

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

The Company maintains its warehouse and shipping operations at 3800 S Ross Lane, Chanute, KS 66720; but utilizes 718 Thompson Lane, Suite 108-199, Nashville, TN, 37204 as its primary address. The company has a sales office at 8460 Nieman Road, Lenexa, Kansas 66214. The lease agreement at 8460 Nieman Road, Lenexa, Kansas 66214 is in the name of American Rebel, Inc. and the lease agreement at 3800 S Ross Lane, Chanute, Kansas 66720, is in the name of American Rebel Holdings, Inc. The wholly-owned subsidiary American Rebel, Inc. maintains 718 Thompson Lane, Suite 108-199, Nashville, TN address. Our website address is www.americanrebel.com. The information on our website is not part of this Current Report, Form 10-K.

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

The US firearms and gun ownership market continues to grow with no sign of abatement. Since 2010, the market for new gun purchases has increased by 60%, and by the end of 2020, there will be over 400 million guns in the US. There were 39,695,315 background checks through the National Instant Criminal Background Check System (NICS) in 2020, a 40% increase from the previous annual record for background checks in 2019. And 2021 shows no sign of slowing down evidenced by the 4,317,804 background checks for the month of January, a nearly 10% increase from the previous month’s monthly record.

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

COVID-19

The past, current and potential effects of coronavirus and future coronavirus variants may impact our business, results of operations and financial condition.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises could materially and adversely impact or disrupt our operations, adversely affect the local economies where we operate and negatively impact our customers’ spending in the impacted regions or depending upon the severity, globally, which could materially and adversely impact our business, results of operations and financial condition. For example, a strain of novel coronavirus (causing “COVD-19”) surfaced in China and has spread into the United States, Europe and most other countries of the world, resulting in certain supply chain disruptions, volatilities in the stock market, lower oil and other commodity prices due to diminished demand, massive unemployment, and lockdown on international travels, all of which has had an adverse impact on the global economy. There is significant uncertainty around the breadth and duration of the business disruptions related to COVID-19 and its variant strains, as well as its impact on the U.S. economy. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could adversely affect our ability to adequately staff and manage our business. The extent to which COVID-19 or variants of COVID-19 impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain, rapidly changing and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat it.

Risks Related to the Business

American Rebel has limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2020 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to increase product sales, increase production, obtain inventory financing, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities.

We have recorded net losses since inception and have significant accumulated deficits. We have relied upon loans and equity financings for operating capital. Total revenues will be insufficient to pay off existing debt and fund operations. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common and preferred stock for our additional cash needs. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to the Company.

Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flow to satisfy significant debt service obligations.

As of December 31, 2020, our consolidated indebtedness was $6,133,800, with approximately $914,189 due to related parties. Our indebtedness could have important consequences, including the following:

•increasing our vulnerability to general adverse economic and industry conditions;

•reducing the availability of our cash flow for other purposes;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt; and

•having a material adverse effect on our business if we fail to comply with the covenants in our debt agreements, because such failure could result in an event of default that, if not cured or waived, could result in all or a substantial amount of our indebtedness becoming immediately due and payable.

Further, a significant portion of our current indebtedness is in default, which subjects us to potential litigation, increased fees and expenses, increased interest rates and other potential damages.

Our ability to repay our significant indebtedness will depend on our ability to generate cash, whether through cash from operations or cash raised through the issuance of additional equity-based securities. To a certain extent, our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future equity financings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. If we cannot make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, cease operations or seek additional equity.

Despite the Company’s indebtedness levels, we are able to incur substantially more debt. This could further increase the risks associated with its leverage.

The Company may incur substantial additional indebtedness in the future. Although, certain terms of current debt agreements do prohibit us from doing so. To the extent that the Company incurs additional indebtedness, the risks associated with its substantial indebtedness describe above, including its possible inability to service its debt, will increase.

A significant portion of our current debt is in default, which may subject us to litigation by the debt holders.

As of December 31, 2020, we only had cash and cash equivalents of $60,899 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Annual Report none of the lenders have pursued their legal remedies, although a lender has sent us a demand letter and threatened litigation. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of debt securities. There is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

We will need additional capital in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, services, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. In fact, we will be required to raise additional funds throughout 2021 or we will need to limit operations until such time as we can raise substantial funds to meet our working capital needs. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

If we experience operating difficulties or other factors, many of which may be beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. We require additional financing, in addition to anticipated cash generated from our operations, to fund our working capital requirements. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

We are highly dependent on our officers and directors. The loss of any of them, whose knowledge, leadership and technical expertise upon which we rely, could harm our ability to execute our business plan.

Our success depends heavily upon the continued contributions of our current officers and directors, whose knowledge, leadership and technical expertise may be difficult to replace at this stage in our business development, and on our ability to retain and attract experienced experts, and other technical and professional staff. If we were to lose the services of our officers or directors, our ability to execute our business plan would be harmed and we may be forced to limit operations until such time as we could hire suitable replacements.

At this stage of our business operations, even with our good faith efforts, potential investors have an increased probability of losing their entire investment.

Because the nature of our business is expected to change as a result of shifts in the industries in which we operate, competition, and the development of new and improved technology, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance. Further, we have raised substantial debt and equity to fund our business operations, which to date have generated insufficient revenue to support our working capital needs.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated. If our revenues do not increase to a level to support our working capital needs, we will be forced to seek equity capital to fund our operations and repay our substantial debt balances, which may not be available to us at all or on acceptable terms.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2020, we had an accumulated deficit of $20,870,713.

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

Generally, we have made advances meeting our milestone schedules as our entire Concealed Carry product line was introduced at the 2017 NRA Convention. We can give no assurance that our commercialization schedule will continue to be met as we further develop other proposed products.

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

The Company's future or projected quarterly operating results may vary and reduced levels of earnings or continued losses may be experienced in one or more quarters. Fluctuations in the Company's quarterly operating results could result from a variety of factors, including changes in the levels of revenues, the size and timing of orders, changes in the mix of future products, the timing of new offerings by the Company or its competitors, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced products or services offered by the Company or its competitors, changes in operating expenses, availability of qualified personnel, disruption in sources of related product and services, the effect of potential acquisitions and industry and general economic factors. The Company will have limited or no control over many of these factors. The Company's expenses we believe will be based upon, in part, on its expectation as to future or projected revenues. If revenue levels are below expectations, operating results are likely to be adversely affected.

Because of these fluctuations and uncertainties, our future operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock could be materially adversely affected.

We are subject to the periodic reporting requirements of Section 15(d) and 12(g) of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

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

Risks Related to our Common Stock

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

We do not have any committed sources of financing. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (20,533,437) shares. In addition, if a trading market ever develops for our common stock, we may attempt to raise additional capital by selling shares, possibly at a deep discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

There is a limited trading market for our shares of common stock on the OTC Market. You may not be able to sell your shares of common stock if you need money.

Our common stock is traded on the OTC Market, an inter-dealer automated quotation system for equity securities. There has been limited trading activity in our common stock, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices might not be a true market-based valuation of the common stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•Deliver to the customer, and obtain a written receipt for, a disclosure document;

•Disclose certain price information about the stock;

•Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•Send monthly statements to customers with market and price information about the penny stock; and

•In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

Financial Industry Regulatory Authority, Inc. (“FINRA”) sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

If we fail to maintain effective internal controls over financial reporting, then the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that could require correction or remediation, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, prospects, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulation laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

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

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

Because only one of our directors is independent, we do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

We have the ability to issue additional shares of our common stock and shares of preferred stock without obtaining stockholder approval, which could cause your investment to be diluted.

Our Articles of incorporation authorizes the Board of Directors to issue up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock, of which we have designated 100,000 shares as Series A. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment. Along these lines, at December 31, 2019 we had approximately 43.1 million shares of common stock outstanding and ended 2020 with approximately 72.8 million shares outstanding, an increase of 1.7 times. In addition, as of March 31, 2021 we had approximately 76.7 million shares outstanding.

Our Board of Directors has issued Series B Preferred Stock with voting terms that may not be beneficial to common stockholders and has the ability to affect adversely stockholder voting power and allows our current management to perpetuate their control over us.

Our Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Along these lines, our Board of Directors authorized 100,000 shares of Series A Preferred Stock, which were issued to two members of our current management (Messrs. Ross and Grau). These shares have superior voting rights (1,000 to 1) over shares of our Common Stock. Further, our Board of Directors has the ability to fix and determine the relative rights and preferences of additional series of preferred stock. Our Board of Directors has the authority to issue additional series of preferred stock without further stockholder approval, including large blocks of preferred stock that would grant to the holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, superior voting or conversion rights and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

By issuing preferred stock, we may be able to delay, defer or prevent a change of control.

We are authorized to issue a total of 1,000,000 shares of “blank check” preferred stock and have issued: 100,000 shares of Series A Preferred Stock (which contain voting rights of 1,000-to-1). Our Board of Directors can determine the rights, preferences, privileges, and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring, or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Future sales of our common stock may result in a decrease in the market price of our common stock, even if our business is doing well.

The market price of our common stock could drop due to sales of a large number of shares of our common stock in the market or the perception that such sales could occur. This could make it more difficult to raise funds through future offerings of common stock.

Our articles of incorporation and bylaws contain provisions that could discourage an acquisition or change of control of us.

Our articles of incorporation authorize our Board of Directors to issue preferred stock and common stock without stockholder approval. If our board of directors’ elects to issue preferred stock, it could be more difficult for a third party to acquire control of us. In addition, provisions of the articles of incorporation and bylaws could also make it more difficult for a third party to acquire control of us.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our common stock may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Market may not have a bid price for shares of our common stock on the OTC Market. Due to the foregoing, demand for shares of our common stock on the OTC Market may be decreased or eliminated.

Risks Related to Our Industry

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Description of Property

The Company maintains its warehouse and shipping operations at 3800 S Ross Lane, Chanute, Kansas 66720; but utilizes 718 Thompson Lane, Suite 108-199, Nashville, TN 37204 as its primary address. The Company also operates a sales office at 8460 Nieman Road, Lenexa, Kansas 66214. The lease agreement at 3800 S Ross Lane, Chanute, Kansas 66720, is in the name of American Rebel Holdings, Inc. The lease agreement at 8460 Nieman Road, Lenexa, Kansas 66214 is in the name of the wholly owned subsidiary American Rebel, Inc. American Rebel, Inc. maintains 718 Thompson Lane, Suite 108-199, Nashville, TN address. The Company believes these facilities are adequate for our needs, including providing the space and infrastructure to accommodate our development work based on our current operating plan.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is quoted on the OTC Market under the symbol “AREB.” Our common stock has traded infrequently on the OTC, which limits our ability to locate accurate high and low bid prices for each quarter during the last two fiscal years. Therefore, the following table lists the available quotations for the high and low closing prices for fiscal 2019 and 2020 obtained through Yahoo! Finance. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2019		2020
	HIGH	LOW	HIGH	LOW
1st Quarter	$0.92	$0.55	$0.285	$0.12
2nd Quarter	$0.95	$0.92	$0.15	$0.09
3rd Quarter	$0.95	$0.30	$0.123	$0.05
4th Quarter	$0.50	$0.171	$0.12	$0.05

On May 5, 2021, the closing price of shares of common stock of the Company was $0.069. However, we consider our common stock to be thinly traded and, as a result, any reported sales prices may not be a true market-based valuation of the common stock.

Shareholders of Record

As of May 5, 2021, an aggregate of 79,466,563 shares of our common stock were issued and outstanding and owned by 135 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

During the year ended December 31, 2020 we did not have any equity compensation plans. On January 1, 2021, our board of directors approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 10% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2021, up to 7,549,725 shares of Common Stock are available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. In March of 2021, we authorized the grant and issuance of 4,290,000 shares of common stock under the LTIP.

Recent Sales of Unregistered Securities

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

On November 25, 2020, the Company issued 4,000,000 shares of common stock of the Company valued at $0.10 per share as components of promissory notes.

On November 25, 2020, the Company issued 1,500,000 shares of common stock of the Company valued at $0.10 per share as a component of a consulting agreement.

On December 4, 2020, the Company issued 300,000 shares of common stock of the Company valued at $0.10 per share as an interest payment on an outstanding note.

Subsequent Issuances after Year-End

On January 5, 2021, the Company issued 310,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On January 12, 2021, the Company sold 833,333 shares of common stock for $50,000, $0.06 per share, to a third-party accredited investor.

On March 4, 2021, the Company entered into a one-year promissory note in the amount of $50,000 and issued the noteholder 600,000 shares of common stock.

On March 5, 2021, the Company sold 1,666,667 shares of common stock for $100,000, $0.06 per share, to a third-party accredited investor.

On March 10, 2021, the Company issued 319,313 shares of common stock of the Company valued at $0.06 per share as payment for services rendered.

On March 10, 2021, the Company issued 280,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On March 10, 2021, the Company issued 310,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On March 24, 2021, pursuant to our 2021 Long-Term Incentive Plan, we authorized the issuance of 2,145,000 shares of common stock to Doug E. Grau, our president, for services. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On March 24, 2021, pursuant to our 2021 Long-Term Incentive Plan, we authorized the issuance of 2,145,000 shares of common stock to Charles A. Ross, Jr., our CEO, for services. 2,045,000 of such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On March 24, 2021, we authorized the issuance of 2,500,000 shares of common stock to Gurkha Consulting, a company controlled by Rocco LaVista, our newly appointed VP of Business Development, as consideration of the termination of such consultant’s services and to relieve us from certain ongoing compensation commitments. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On April 9, 2021, in connection with a $1,000,000 bridge loan, we issued Ronald A. Smith, our COO and chairman, a warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a five-year term.

On April 9, 2021, we entered into an employment agreement with Ronald A. Smith, our COO and chairman, and authorized the issuance of 4,750,000 shares of common stock to Mr. Smith. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On April 9, 2021, we entered into an employment agreement with Rocco LaVista, our VP of Business Development, and authorized the issuance of 4,000,000 shares of common stock to Mr. LaVista. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On April 9, 2021, we entered into an amendment to the employment agreement with Charles A. Ross, Jr., our CEO, and authorized the issuance of 4,000,000 shares of common stock to Mr. Ross. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On April 9, 2021, we entered into an amendment to the employment agreement with Doug E. Grau, our President, and authorized the issuance of 4,000,000 shares of common stock to Mr. Grau. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On April 20, 2021, the Company issued 50,000 shares of common stock valued at $0.06 per share as payment for services rendered.

On April 22, 2021, we issued 2,000,000 shares of common stock, with a stated value of $100,687.97, as part of the settlement of a secured note.

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

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock. Further, we did not repurchase any of our equity securities during the year ended December 31, 2020

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward-looking statement. We undertake no obligation to update publicly any forward-looking statements.

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

We are a development stage company and have limited financial resources. We have not established a firm source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report filed on March, 2021 and included with our Form 10-K emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

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

Results of Operations for the fiscal year ended December 31, 2020

Revenue and cost of goods sold

For the year ended December 31, 2020, we reported Sales of $1,255,703, compared to Sales of $535,109 for the year ended December 31, 2019. For the year ended December 31, 2020, we reported Cost of Sales of $952,511, compared to Cost of Sales of $379,079 for the year ended December 31, 2019. For the year ended December 31, 2020, we reported Gross Profit of $303,192, compared to Gross Profit of $156,033 for the year ended December 31, 2019. Sales of our products began during the fourth quarter of 2016.

Expenses

Total operating expenses for the year ended December 31, 2020 were $3,075,113 compared to $6,156,254 for the year ended December 31, 2019 as further described below.

For the year ended December 31, 2020, we incurred consulting and business development expenses of $529,094, compared to consulting and business development expenses of $3,809,291 for the year ended December 31, 2019. The decrease in consulting and business development expenses relates primarily to not having the expansion of activities in preparation of a 2019 product launch.

For the year ended December 31, 2020, we incurred product development expenses of $320,472, compared to product development expenses of $309,061 for the year ended December 31, 2019. The decrease in product development expenses is due to the fact that 2019 was a year of releasing product to the marketplace.

For the year ended December 31, 2020, we incurred marketing and brand development expenses of $390,294, compared to marketing and brand development expenses of $632,522 for the year ended December 31, 2019. The decrease in marketing and brand development expenses relates primarily to the benefit of the prior year’s investment in the marketing of the American Rebel brand.

For the year ended December 31, 2020, we incurred general and administrative expenses of $1,773,529, compared to general and administrative expenses of $1,343,352 for the year ended December 31, 2019. The increase relates primarily to an increase in professional, consulting and operating fees necessary to manage the growing business.

For the year ended December 31, 2020, we incurred depreciation expense of $61,724, compared to depreciation expense of $62,028 for the year ended December 31, 2019.

Other income and expenses

For the year ended December 31, 2020, we incurred interest expense of $2,292,957, compared to interest expense of $1,601,851 for the year ended December 31, 2019.

Net Loss

Net loss for the year ended December 31, 201920 amounted to $5,981,082, resulting in a loss per share of $0.10, compared to $7,602,072 for the year ended December 31, 2019, resulting in a loss per share of $0.25. The decrease in the net loss from the year ended December 31, 2019 to the year ended December 31, 2020 is primarily due to the investment in compensation that occurred in September 2019.

Liquidity

We are a development stage company and realized minimal but growing revenue from our planned operations. We have a working capital deficit of $888,280 at December 31, 2018 and $2,812,957 at December 31, 2019, and have incurred a deficit of $20,870,713 from inception to December 31, 2020. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the year ended December 31, 2020, we raised net cash of $- by issuance of common shares, as compared to $3,500 for the year ended December 31, 2019. During the year ended December 31, 2020, we raised net cash of $2,869,171 through the issuance of promissory notes secured by specific inventory, as compared to $3,105,441 for the year ended December 31, 2019. During the year ended December 31, 2020, we repaid $0 on loans received from our CEO, as compared to $12,092 that we repaid on loans from our CEO during the year ended December 31, 2019.

As we proceed with the launch of our American Rebel concealed carry product and safe lines we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures.

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

Recent Pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2020 and believes that none have a material effect on the Company’s financial statements except for the following.

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

DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of American Rebel Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

May 17, 2021

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$60,899	$131,656
Accounts Receivable	176,844	228,890
Prepaid expense	48,640	542,800
Inventory	681,709	805,845
Inventory deposits	141,164	91,641
Total Current Assets	1,109,256	1,800,832

Property and Equipment, net	5,266	66,990

OTHER ASSETS:
Lease Deposit	6,841	6,841
Investment	-	-
Total Other Assets	6,841	6,841

TOTAL ASSETS	$1,121,363	$1,874,663

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$540,168	$684,126
Accrued Interest – Convertible Debenture – Related Party	603,471	303,860
Loan – Officer - Related party	4,526	4,496
Loan – Working Capital	4,672,096	3,595,561
Loans - Nonrelated parties	15,649	25,746
Total Current Liabilities	5,835,910	4,613,789

Convertible Debenture –Related party	297,890	207,890
TOTAL LIABILITIES	6,133,800	4,821,679

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,807,979 and 43,062,058 issued and outstanding, respectively at December 31, 2020 and December 31, 2019	72,808	43,062
Additional paid in capital	15,785,468	11,899,553
Accumulated deficit	(20,870,713)	(14,889,631)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,012,437)	(2,947,016)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,121,363	$1,874,663

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
Revenue	$1,255,703	$535,109
Cost of goods sold	952,511	379,076
Gross margin	303,192	156,033

Expenses:
Consulting – business development	529,094	3,809,291
Product development costs	320,472	309,061
Marketing and brand development costs	390,294	632,522
Administrative and other	1,773,529	1,343,352
Depreciation expense	61,724	62,028
	3,075,113	6,156,254
Operating income (loss)	(2,771,921)	(6,000,221)

Other Income (Expense)
Interest expense	(2,292,957)	(1,601,851)
Loss on Extinguishment of Debt	(916,204)	-
Net income (loss) before income tax provision	(5,981,082)	(7,602,072)
Provision for income tax	-	-
Net income (loss)	$(5,981,082)	$(7,602,072)
Basic and diluted income (loss) per share	$(0.10)	$(0.25)
Weighted average common shares outstanding - basic and diluted	61,109,000	33,541,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total
Balance – December 31, 2015	13,455,000	$13,455	$1,100,295	$(979,511)	$134,239

Sale of Common stock	1,166,000	1,166	581,834	-	583,000

Net loss	-	-	-	(1,363,506)	(1,363,506)

Balance – December 31, 2016	14,621,000	$14,621	$1,682,129	$(2,343,017)	$(646,267)

Common Stock issued as compensation.	3,150,000	3,150	1,571,850	-	1,575,000

Reverse Acquisition of American Rebel, Inc.	6,000,000	6,000	(231,032)	-	(225,032)

Net loss	-	-	-	(2,942,838)	(2,942,838)

Balance – December 31, 2017	23,771,000	$23,771	$3,022,947	$(5,285,855)	$(2,239,137)

Common Stock issued as compensation.	800,000	800	429,200	-	430,000

Convertible Debenture Discount	-	-	270,000	-	270 ,000

Conversion of Convertible Debentures	4,681,058	4,681	2,335,848	-	2,340,529

Exercise of Warrants.	660,000	660	329,340	-	330,000

Net loss	-	-	-	(2,001,704)	(2,001,704)

Balance – December 31, 2018-	29,912,058	$29,912	$6,387,336	$(7,287,559)	$(870,312)

Common Stock issued as compensation.	13,050,000	13,050	5,344,950	-	5,358,000

Convertible Debenture Discount	-	-	166,368	-	166,368

Sale of Common Stock	100,000	100	900	-	1,000

Net loss	-	-	-	(7,602,072)	(7,602,072)

Balance – December 31, 2019-	43,062,058	$43,062	$11,899,553	$(14,889,631)	$(2,947,016)

Common Stock issued as compensation.	29,745,921	29,746	3,885,915	-	3,915,661

Net loss	-	-	-	(5,981,082)	(5,981,082)

Balance – December 31, 2020-	72,807,979	$72,808	$15,785,468	$(20,870,713)	$(5,012,437)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,981,082)	$(7,602,072)
Depreciation	61,724	62,028
Compensation paid through issuance of common stock	2,786,931	3,486,500
Amortization of loan discount	708,975	2,014,784
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in Accounts Receivable	54,938	(229,166)
Change in prepaid expenses	254,160	(425,500)
Change in inventory	124,137	(36,961)
Change in inventory deposits	(49,524)	(91,640)
Change in accounts payable and accrued expense	65,102	643,413
Net Cash (Used in) Operating Activities	(1,974,639)	(2,178,614)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	3,500
Proceeds (repayments) of loans – officer - related party	51,083	(12,092)
Proceeds of working capital loan	2,869,171	2,474,560
Repayment of loans – nonrelated party	(1,016,372)	(175,329)
Net Cash Provided by Financing Activities	1,903,882	2,290,639

CHANGE IN CASH	(70,757)	112,025

CASH AT BEGINNING OF PERIOD	131,656	19,631

CASH AT END OF PERIOD	$60,899	$131,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$168,834	$45,565
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Debentures to common stock	$-	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Nature of operations

The Company is developing branded products in the self-defense, safe storage and patriotic product areas that are promoted and sold using personal appearance, music, internet and television avenues. The Company’s products will be under the American Rebel Brand and imprinted.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We adopted this ASC on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $390,294 and $632,522 for the years ended December 31, 2020 and 2019, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and December 31, 2019, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

DECEMBER 31, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2020, the Company issued 1,200,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $240,000 was recorded as an expense. In June 2020, the Company issued 810,000 shares of its Common Stock to pay consulting fees and interest expense. Total fair value of $95,000 was recorded as an expense. In August 2020, the Company issued 4,839,871 shares of its Common Stock to pay consulting fees and interest expense. Total fair value of $489,462 was recorded as an expense. In October 2020, the Company issued 6,410,000 shares of its Common Stock to pay consulting fees and interest expense. Total fair value of $553,820 was recorded as an expense. During May 2020, the Company issued 70,000 shares of its Common Stock in exchange for a debt reduction of $7,000.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2020 and December 31, 2019, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended December 31, 2020 and 2019, respectively, no income tax expense has been recorded.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’ lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease Right-of-Use assets and operating lease liabilities, current and non-current, on the Company's consolidated balance sheets.

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2020 and believes that none have a material effect on the Company’s financial statements.

Concentration Risk

In 2020, the Company purchased a substantial portion (over 20%) of inventory from two third-party vendors. As of December 31, 2020, the net amount due to the vendors (accounts payable and accrued expense) was $0. In 2019, the Company purchased substantially all of inventory from one third-party vendor. As of December 31, 2019, the net amount due to the vendor (accounts payable and accrued expense) was $221,920. The loss of these manufacturing vendor relationships could have a material effect on the Company, but the Company believes there are numerous other suppliers that could be substituted should these suppliers become unavailable or non-competitive.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2020 and 2019 of ($5,981,082) and ($7,602,072), respectively. The Company’s accumulated deficit was ($20,870,713) as of December 31, 2020 and ($14,889,631) as of December 31, 2019. The Company’s working capital deficit was ($4,726,654) as of December 31, 2020 and a deficit of ($2,812,957) as of December 31, 2019. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3 - INVENTORY AND DEPOSITS

Inventory and deposits includes the following:

	December 31,	December 31,
	2020	2019
Inventory - Finished goods	$681,709	$805,845
Inventory deposits	141,164	91,641
	822,873	897,486
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$822,873	$897,486

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment includes the following:
	December 31,	December 31,
	2020	2019
Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(304,881)	(243,157)
Net property and equipment	$5,266	$66,990

For the years ended December 31, 2020 and 2019 we recognized $61,724 and $62,028 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director at the time totaling $221,155. The balance at December 31, 2019 was $4,496. During the year ended December 31, 2020, the Company repaid $0 of these loans resulting in a balance at December 31, 2020 of $4,526. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $41,288, for a total of $113,178 at December 31, 2020. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at December 31, 2020 was $297,890.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s CEO and director. Compensation for Mr. Ross was $180,250 and $200,000, respectively for the years ended December 31, 2020 and 2019. Mr. Ross received a grant of 1,000,000 shares of American Rebel, Inc. common stock, valued at $0.50 per share in June 2017, prior to the acquisition. These shares were part of the 6,500,000 shares that Mr. Ross exchanged for Company common stock in the acquisition of American Rebel, Inc. completed on June 19, 2017. In September 2019, Mr. Ross received a grant of 2,725,000 shares of common stock, valued at $0.30 per share.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at December 31, 2019 and December 31, 2018.

	December 31,	December 31,
	2020	2019
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through July 2020 when the remaining balance is payable.	$15,649	$25,746

Total recorded as current liability	$15,649	$25,746

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

During the year ending December 31, 2020, the Company and the Company’s wholly-owned operating subsidiary completed the sale of additional short term notes and extensions of short term notes under similar terms in the additional principal amount totaling $2,869,171. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short term working capital notes mature in 30-180 days. In connection with these notes, the Company issued 17,275,871 shares of its common stock, warrants to purchase 2,550,000 shares of its common stock. The fair value of these share incentives was calculated to be $1,660,112. The fair value of the share incentives was recorded as a discount to the note payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the year ended December 31, 2020 is $1,411,203.

During the year ended December 31, 2020, the Company and the Company’s wholly-owned operating subsidiary completed the conversion of short term notes with a face value of $1,080,000 and accrued interest to 9,700,000 shares of Common Stock with a fair value of $1,651,900, resulting in a Loss on Extinguishment of Debt of $916,204.

As of December 31, 2020, and 2019, the outstanding balance due on the working capital notes was $4,672,096 and $3,595,561, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL (CONTINUED)

NOTE PAYABLE SCHEDULE

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at December 31, 2020	Balance at December 31, 2019
Note Payable (a)	$200,000	3/4/2018	12/31/2018	12%	$200,000	$200,000
Note Payable (b)	$7,000	1/9/2019			$9,073	$8,689
Note Payable (c)	$400,000	11/1/2018	5/1/2019	12%	$400,000	$400,000
Note Payable (d)	$300,000	12/31/2018	12/31/2020			$300,000
Note Payable (e)	$55,000	1/14/2019	3/15/2019	15%	$30,000	$30,000
Note Payable (f)	$150,000	3/1/2019	9/30/2019	20%	$0	$0
Note Payable (g)	$450,000	5/1/2019	5/1/2020	18%	$0	$450,000
Note Payable (h)	$180,000	7/5/2019	1/1/2020	18%	$0	$180,000
Note Payable (i)	$180,000	7/15/2019	1/11/2020	18%	$0	$180,000
Note Payable (j)	$225,000	8/22/2019	3/31/2020		$225,000	$165,000
Note Payable (k)	$180,000	8/26/2019	2/22/2020	18%	$0	$180,000
Note Payable (l)	$180,000	9/5/2019	3/3/2020	18%	$0	$180,000
Note Payable (m)	$90,000	9/13/2019	3/11/2020	18%	$0	$90,000
Note Payable (n)	$180,000	9/13/2019	3/11/2020	18%	$0	$180,000
Note Payable (o)	$90,000	9/23/2019	3/21/2020	18%	$0	$90,000
Note Payable (p)	$150,000	9/30/2019	3/31/2020	20%	$0	$150,000
Note Payable (q)	$180,000	10/15/2019	4/12/2020	18%	$95,000	$180,000
Note Payable (r)	$180,000	11/5/2019	5/3/2020	18%	$0	$180,000
Note Payable (s)	$90,000	11/12/2019	5/10/2020	18%	$0	$90,000
Note Payable (t)	$100,000	11/19/2019	11/19/2020	18%	$0	$50,000
Note Payable (u)	$75,000	11/20/2019	5/20/2020	16%	$0	$75,000
Note Payable (v)	$455,670	12/17/2019	6/4/2022	12%	$408,875	$455,670
Note Payable (w)	$134,386	12/20/2019				$134,386
Note Payable (x)		12/31/2019			$12,219	$17,400
Note Payable (y)	$201,000	1/30/2020	6/1/2020	12%	$183,000
Note Payable (z)	$125,000	1/31/2020	1/31/2021	7.5%	$0
Note Payable (aa)	$225,000	2/14/2020	1/14/2021	25%	$18,750
Note Payable (ab)	$90,000	2/18/2020	2/18/2021	18%	$0
Note Payable (ac)	$180,000	2/20/2020	2/20/2021	18%	$0
Note Payable (ad)	$200,000	3/6/2020	7/6/2021	12%	$200,000
Note Payable (ae)	$722,422	3/10/2020	2/8/2024	11.5%	$679,609
Note Payable (af)	$90,000	3/11/2020	9/11/2020	18%	$0
Note Payable (ag)	$300,000	3/26/2020	3/26/2021	6%	$300,000
Note Payable (ah)	$150,000	4/1/2020	10/1/2020	20%	$0
Note Payable (ai)	$8,000	4/15/2020	5/15/2021		$8,000
Note Payable (aj)	$18,343	4/15/2020	5/15/2021		$18,343
Note Payable (ak)	$180,000	4/25/2020	10/25/2020	18%	$0
Note Payable (al)	$450,000	5/1/2020	10/31/2020	18%	$0
Note Payable (bn)	$100,000	5/20/2020	11/20/2020	18%	$0
Note Payable (am)	$100,000	6/10/2020	12/10/2020		$100,000
Note Payable (an)	$75,000	6/15/2020	6/15/2021	18%	$75,000
Note Payable (ao)	$101,000	6/18/2020	12/18/2020		$101,000
Note Payable (ap)	$50,000	6/29/2020	9/29/2020		$0
Note Payable (aq)	$102,000	7/3/2020	10/3/2020		$72,188
Note Payable (ar)	$150,000	7/31/2020	7/31/2021	12%	$0

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL (CONTINUED)

NOTE PAYABLE SCHEDULE (CONTINUED)

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at December 31, 2020	Balance at December 31, 2019
Note Payable (as)	$150,000	8/5/2020	8/5/2021	12%	$134,400
Note Payable (at)	$350,000	9/3/2020	9/3/2021	12%	$392,000
Note Payable (au)	$100,000	9/10/2020	9/10/2021	12%	$100,000
Note Payable (av)	$250,000	10/1/2020	1/2/2021	8%	$250,000
Note Payable (aw)	$100,000	10/6/2020	10/6/2021	12%	$100,000
Note Payable (ax)	$200,000	10/13/2020	10/13/2021	12%	$200,000
Note Payable (ay)	$250,000	10/21/2020	4/21/2021	8%	$250,000
Note Payable (az)	$450,000	11/01/2020	4/30/2021	20%	$450,000
Note Payable (ba)	$150,000	11/1/2020	4/30/2021	20%	$150,000
Note Payable (bb)	$118,049	11/19/2020	11/19/2021	18%	$118,049
Note Payable (bc)	$109,200	11/20/2020	5/21/2021	18%	$109,200
Note Payable (bd)	$60,000	12/16/2020	12/16/2021	18%	$60,000
Note Payable (be)	$40,000	1/6/2021	1/7/2022	18%
Note Payable (bf)	$117,600	3/1/2021	4/21/2021	8%
Note Payable (bg)	$50,000	3/4/2021	3/4/2022	12%
Note Payable (bh)	$273,187	3/31/2021	12/1/2021
Note Payable (bi)	$1,000,000	4/9/2021	10/6/2021	8%
Note Payable (bj)	$591,000	4/18/2021	9/1/2023
Note Payable (bk)	$639,956	4/21/2021	4/22/2021	8%
Note Payable (bl)	$151,688	4/22/2021	5/1/2021
Note Payable (bm)	$190,000	4/30/2021	10/30/2021
Unamortized Discount					$(777,610)	$(370,584)
Total					$4,672,096	$3,595,561

(a)On March 4, 2018, the Company entered into a promissory note with an unrelated party to develop a new product. The new product has yet to be produced. The Company and the unrelated party are in discussions to consolidate this note which is in default into a new current note or convert the note balance into equity.

(b)On January 9, 2019, the Company accepted a loan from Amazon Lending for $7,000 that was extended to $11,000 on July 11, 2019 and to $26,000 on January 10, 2020. This loan is paid in full.

(c)On November 1, 2018, the Company entered into a promissory note with an unrelated party for working capital. The Company and the unrelated party are in discussions to consolidate this note which is in default into a new current note or convert the note balance into equity.

(d)On December 31, 2018, the Company entered into a promissory note with an unrelated party for working capital. The balance of the note was consolidated into a new note dated March 10, 2020, with the unrelated party.

(e)On January 14, 2019, the Company entered into a promissory note with an unrelated party for working capital. The Company and the unrelated party are in discussions to consolidate this note which is in default into a new current note, pay the balance on the note, or convert the note balance into equity.

(f)On March 1, 2019, the Company entered into a promissory note with an unrelated party for working capital. The balance of the note was consolidated into a new note dated September 30, 2019.

(g)On May 1, 2019, the Company entered into a promissory note with an unrelated party for working capital. The balance of the note was consolidated into a new note dated May 1, 2020.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL (CONTINUED)

(h)On July 5, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated February 14, 2020.

(i)On July 15, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was converted into shares of the Company’s common stock at $0.10 per share.

(j)On August 22, 2019, the Company entered into a promissory note with an unrelated party. The note, which is in default, requires the Company to issue 10,000 shares of common stock to the unrelated party each day the note is in default.

(k)On August 26, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated February 20, 2020.

(l)On September 5, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into shares of the Company’s common stock at $0.10 per share.

(m)On September 13, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into shares of the Company’s common stock at $0.10 per share.

(n)On September 13, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into shares of the Company’s common stock at $0.10 per share.

(o)On September 23, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated March 11, 2020.

(p)On September 30, 2019, the Company entered into a promissory note. The balance of the note was consolidated into a new note dated April 1, 2020.

(q)On October 15, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated April 22, 2021.

(r)On November 5, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated April 25, 2021.

(s)On November 12, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into shares of the Company’s common stock at $0.067 per share.

(t)On November 19, 2019, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated November 19, 2020.

(u)On November 20, 2019, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated November 20, 2020.

(v)On December 17, 2019, the Company entered into a secured promissory note with an unrelated party. The balance of the note was consolidated into a new note dated April 18, 2021.

(w)On December 20, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated March 10, 2020.

(x)On December 20, 2018, the Company entered into a loan agreement with American Express. The Company makes monthly payments to satisfy the loan agreement.

(y)On January 30, 2020, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated April 18, 2021.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL (CONTINUED)

(z)On January 31, 2020, the Company entered into a promissory note with an unrelated party. The note was paid in full.

(aa)On February 14, 2020, the Company entered into a promissory note with an unrelated party. The note was paid in full.

(ab)On February 18, 2020, the Company entered into a secured promissory note with an unrelated party. The balance of the note was converted into shares of the Company’s common stock at $0.10 per share.

(ac)On February 20, 2020, the Company entered into a secured promissory note with an unrelated party. The balance of the note was converted into shares of the Company’s common stock at $0.10 per share.

(ad)On March 6, 2020, the Company entered into a promissory note with an unrelated party. The Company and the unrelated party are in discussions regarding the note, which is in default.

(ae)On March 10, 2020, the Company entered into a promissory note with an unrelated party. The Company and the unrelated party are in discussions regarding the note, which is in default.

(af)On March 11, 2020, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated September 10, 2020.

(ag)On March 26, 2020, the Company entered into a promissory note with an unrelated party.

(ah)On April 1, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated November 1, 2020.

(ai)On April 15, 2020, the Company received an Economic Injury Disaster Loan (EIDL). The loan has been forgiven.

(aj)On April 15, 2020, the Company received a Paycheck Protection Program Loan. The loan has been forgiven.

(ak)On April 25, 2020, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated October 13, 2020.

(al)On May 1, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated October 31, 2020.

(am)On June 10, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated March 31, 2021.

(an)On June 15, 2020, the Company entered into a promissory note with an unrelated party.

(ao)On June 18, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated March 31, 2021.

(ap)On June 29, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated March 31, 2021.

(aq)On July 3, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated March 31, 2021.

(ar)On July 31, 2020, the Company entered into a promissory note with an unrelated party. The note was paid in full.

(as)On August 5, 2020, the Company entered into a promissory note with an unrelated party. The Company and the unrelated party are in discussions regarding the note, which is in default.

(at)On September 3, 2020, the Company entered into a promissory note with an unrelated party. The Company and the unrelated party are in discussions regarding the note, which is in default.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL (CONTINUED)

(au)On September 10, 2020, the Company entered into a promissory note with an unrelated party. The Company and the unrelated party are in discussions regarding the note, which is in default.

(av)On October 1, 2020, the Company entered into a secured promissory note with a related party. The balance of the note was consolidated into a new note dated April 21, 2021.

(aw)On October 6, 2020, the Company entered into a promissory note with an unrelated party. The Company and the unrelated party are in discussions regarding the note, which is in default.

(ax)On October 13, 2020, the Company entered into a promissory note with an unrelated party. The Company and the unrelated party are in discussions regarding the note, which is in default.

(ay)On October 21, 2020, the Company entered into a secured promissory note with a related party. The balance of the note was consolidated into a new note dated April 21, 2021.

(az)On November 1, 2020, the Company entered into a promissory note with an unrelated party.

(ba)On November 1, 2020, the Company entered into a promissory note with an unrelated party.

(bb)On November 19, 2020, the Company entered into a promissory note with an unrelated party.

(bc)On November 20, 2020, the Company entered into a promissory note with an unrelated party.

(bd)On December 16, 2020, the Company entered into a promissory note with an unrelated party.

(be)On January 6, 2021, the Company entered into a promissory note with an unrelated party.

(bf)On March 1, 2021, a related party advanced money that was consolidated into a new note dated April 21, 2021.

(bg)On March 4, 2021, the Company entered into a promissory note with an unrelated party. The Company and unrelated party are in discussions regarding the note, which is in default.

(bh)On March 31, 2021, the Company entered into a forbearance agreement with an unrelated party to refinance existing loan amounts of $273,187.

(bi)On April 9, 2021, the Company entered into a bridge loan agreement with an related party.

(bj)On April 18, 2021, the Company entered into a secured promissory note with an unrelated party to refinance existing loan amounts of $408,875 and $183,000.

(bk)On April 21, 2021, the Company entered into a settlement agreement with a related party and paid off $617,600 of principal plus interest.

(bl)On April 22, 2021, the Company entered into a settlement agreement with an unrelated party and paid off $95,000 of principal plus interest.

(bm)On April 30, 2021, an officer of the Company loaned $190,000 to the Company.

(bn)On May 20, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note and the earned interest was rolled into a new note dated November 20, 2020.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 60,980 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in a discount of $227,110 to the convertible debenture – related party at December 31, 2019 and a discount of $137,110 at December 31, 2020.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at December 31, 2020 was $297,890.

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

Fair value was determined by the market price of the Company’s publicly traded stock with no discount allowed. This was determined as of the effective date of the agreement entered convertible debenture - related party. The conversion price was then compared to fair value, determined by market price and the difference between the two multiplied by the number of shares that would be issued upon conversion. The Company has not had any market activity within its public market. Private transactions between willing buyers and willing sellers have ranged from $0.02 to $0.50 per share. These transactions were not conducted through a broker-dealer network. Since public trading of the common stock began in 2018, market price of the Company’s traded stock has ranged from $0.05 to $2.50 per share.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 10 – INCOME TAXES

At December 31, 2020 and December 31, 2019, the Company had a net operating loss carryforward of $20,870,713 and $14,889,631, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	December 31, 2020	December 31, 2019,
Deferred tax asset:
Net operating loss carryforward	$4,382,850	$3,126,823
Total deferred tax asset	4,382,850	3,126,823
Less: Valuation allowance	(4,382,850)	(3,126,823)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2020 and December 31, 2019 was $4,382,850 and $3,126,823, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2020 and December 31, 2019 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for and as of December 31, 2020 and 2019:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

During the year ended December 31, 2020, the Company issued 17,275,871 shares of its Common Stock and issued five year warrants to sell 2,500,000 shares of common stock in connection with issue of short-term loans. The fair value of these share incentives was calculated to be $1,881,761 which was recorded as a discount to the notes payable and amortized to interest expense over the term of those loan agreements. Interest expense recorded as a result of amortization of discount for the year ended December 31, 2020 is $1,411,203.

During the year ended December 31, 2020, the Company issued 9,700,000 shares of its Common Stock and completed the conversion of short-term notes with a face value of $1,080,000 and accrued interest. The fair value of these shares was calculated to be $1,651,900, resulting in a Loss on Extinguishment of Debt of $916,242.

During the year ended December 31, 2020, the Company issued 2,700,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $375,000 was recorded as an expense.

At December 31, 2020 and December 31, 2019, there were 72,808,058 and 43,062,058 shares of common stock issued and outstanding, respectively.

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

In October 2020, the Company issued five-year warrants to purchase 2.500,000 shares of the Company’s common stock at $0.10 per share in connection with short term financing. In November 2020, the Company issued two-year warrants to purchase 50,000 shares of the Company’s common stock at $1.00 per share in connection with short term financing.

As of December 31, 2018, there were 2,245,000 warrants issued and outstanding. As of December 31, 2020, there were 3,395,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at December 31, 2020. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 12 – WARRANTS AND OPTIONS (CONTINUED)

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

	December 31, 2020	December 31, 2019
Stock Price	$0.104	$0.285
Exercise Price	$0.26	$1.00
Term (expected in years)	4.73	3.00
Volatility	259.2%	262.4%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	0.18%	1.92%

Stock Purchase Warrant

The following table summarizes all warrant activity for the years ended December 31, 2020 and 2019.

		Weighted-Average
		Exercise Price	Remaining	Intrinsic
	Shares	Per Share	term	value
Outstanding, December 31, 2018	2,245,000	$0.57	1.05 years	-
Granted	425,000	$0.41	1.34 years	-
Exercised	250,000	$0.01	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2019	2,420,000	$0.61	.73 years	-

Granted	2,550,000	$0.12	4.75 years	-
Exercised			-	-
Expired	(1,475,000)	-	-	-
Outstanding and Exercisable at December 31, 2020	3,495,000	$0.26	4.73 years	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for warehouse and shipping space in Lenexa, Kansas which expires in January 2026. And an annually renewable lease for manufacturing and warehouse space in Chanute, Kansas. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,
2021	158,029
2022	72,638
2023	74,112
2024	75,362
2025	76,390
Subsequent	19,162
Total	$$475,693

Rent costs totaled approximately $159,120 and $121,992 for years ended December 31, 2020 and 2019, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2020 through the date the financial statements were issued and determined that there were the following subsequent events.

Subsequent to December 31, 2020, the Company entered into a one-year promissory note dated January 6, 2021, in the amount of $40,000 paying 18% interest. Interest and principal are due at maturity.

Subsequent to December 31, 2020, the Company received an equity investment of $50,000 on January 12, 2021, to purchase 833,333 shares of the Company’s common stock by Subscription Agreement at $0.06 per share..

Subsequent to December 31, 2020, the Company entered into a one-year promissory note dated March 4, 2021 in the amount of $50,000. The Company will pay monthly interest payments at 12% per annum to the holder of the note. A component of the note issued 600,000 shares of common stock to the note holder.

Subsequent to December 31, 2020, the Company received an equity investment of $100,000 on March 5, 2021, to purchase 1,666,667 shares of the Company’s common stock by Subscription Agreement at $0.06 per share.

On March 1, 2021, a related party advanced the Company $117,600 to make outstanding note payments.

On March 10, 2021, the Company issued 280,000 shares of common stock to pay interest on an outstanding note.

On March 10, 2021, the Company issued 310,000 shares of common stock to pay interest on an outstanding note.

On March 24, 2021, the Company authorized the issuance of 2,500,000 shares of common stock to a consulting company controlled by an officer, as consideration of the termination of such consultant’s services and to relieve the Company from certain ongoing compensation commitments. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On March 24, 2021, the Company authorized the issuance of 2,145,000 shares of common stock to its CEO and 2,145,000 shares of common stock to its President. 4,190,000 of such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock

Effective March 31, 2021, the Company entered into a forbearance agreement with a current debt holder, whereby the Company agreed to repay four notes owed to such holder with an initial payment of $100,000 and eight monthly installment payments totaling $173,187.50.

On April 9, 2021, the Company received a $1,000,000 bridge loan from a current officer/director. As part of the bridge loan, the Company issued the officer/director a five-year warrant to purchase 2,000,000 shares of common stock at $0.10 per share and pledged 2,000,000 shares of common stock as security for the bridge loan.

On April 9, 2021, the Company entered into two employment agreements with recently appointed officers, whereby it agreed to issue 8,750,000 shares of common stock to such officers. In addition, the Company entered into amendments to the current employment agreements with its CEO and President, whereby it agreed to issue 8,000,000 shares of common stock. All of these shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

On April 18, 2021, the Company executed a $591,000 secured replacement promissory note with a current debt holder, whereby the Company agreed to consolidate and repay two notes owed to such holder with an initial payment of $100,000 and monthly installment payments for the balance of the note.

On April 20, 2021, the Company issued 50,000 shares of common stock in return for services rendered.

On April 21, 2021, the Company entered into a settlement agreement with a current debt holder, whereby the Company agreed to repay two notes and an advancement from such holder, including accrued interest at 8% per annum, with a payment of $639,955.64.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

On April 22, 2021, the Company entered into a settlement agreement with a current debt holder, whereby the Company agreed to repay the $151,687.97 balance owing on the note owed to such holder with a cash payment of $50,000 and the issuance of 2,000,000 shares of common stock, with a stated value of $100,687.97.

On April 30, 2021, the Company received a $190,000 six-month loan from a current officer/director.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

Current Indebtedness – Note Defaults

We have entered into a number of promissory notes, some of which are in default as of December 31, 2020, or went into default before the filing of this Annual Report (See Notes 5, 6, 7 and 8 to the financial statements).

As of December 30, 2020, we only had cash and cash equivalents of $60,899 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Annual Report none of the lenders have pursued their legal remedies. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of debt securities. There is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

Bridge Loan Agreement and Promissory Note

On April 9, 2021, the Company received a six-month secured bridge loan for $1,000,000 from Ronald A. Smith, a stockholder and recently appointed Chief Operating Officer and chairman. The loan bears interest at 8% and is to be prepaid from any financing in excess of $2,000,000. If the Company is unable to raise $2,000,000 by the original six-month maturity date, the loan will be extended to a 36-month term at 12% with varied principal and interest payments during such extended term. Such note is secured by all the tangible and intangible assets of the Company that are not currently secured by other indebtedness or that become unencumbered through the repayment of other indebtedness. As part of the loan, the Company issued the lender a warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share with a five-year term. In addition, the Company pledged 2,000,000 shares of common stock as security for the loan. A copy of the bridge loan agreement is attached hereto as Exhibit 4.13 and the bridge loan note is attached as Exhibit 10.33.

On April 30, 2021, the Company received another six-month loan from Mr. Smith for $190,000. The loan bears interest at 1% and is to be prepaid from any financing in excess of $500,000 during the term. A copy of the term note is attached hereto as Exhibit 10.39.

Employment Agreements and Amendments

On April 9, 2021, we entered into employment agreements with Ronald A. Smith, COO, and Rocco LaVista, VP of Business Development. Pursuant to the agreements, we agreed to issue Mr. Smith 4,750,000 shares of common stock and Mr. LaVista 4,000,000 shares of common stock once we amend our articles of incorporation to increase our shares of authorized common stock. Each of these employment agreements are described in detail in Item 11 below. Copies of the employment agreements are attached hereto as Exhibit 10.34 and 10.35.

On April 9, 2021, we entered into amendments to the employment agreements with Charles A. Ross, Jr., CEO, and Doug Grau, President. Pursuant to the agreements, we agreed to issue each of Messrs. Ross and Grau 4,000,000 shares of common stock once we amend our articles of incorporation to increase our shares of authorized common stock. Each of these amendments are described in detail in Item 11 below. Copies of the amendments are attached hereto as Exhibit 10.36 and 10.37.

Debt Settlements and Revisions

On October 1, 2020, the Company borrowed $250,000 from Digital Ally, Inc. (“Digital”) pursuant to an 8% Secured Promissory Note. In addition, on October 21, 2020, the Company borrowed an additional $250,000 from Digital pursuant to an 8% Secured Promissory Note. Further, Digital advanced the Company an additional $117,600 in March of 2021. On April 21, 2021, the Company entered into a settlement agreement with Digital, whereby the Company agreed to repay the two notes and advancement, including accrued interest at 8% per annum, with a payment of $639,955.64 to Digital.

Effective March 31, 2021, the Company entered into a forbearance agreement with a current debt holder, whereby the Company agreed to repay four notes owed to such holder with an initial payment of $100,000 and eight monthly installment payments totaling $173,187.50. A copy of the forbearance agreement is attached hereto as Exhibit 10.32.

On April 18, 2021, the Company executed a $591,000 secured replacement promissory note with a current debt holder, whereby the Company agreed to consolidate and repay two notes owed to such holder with an initial payment of $100,000 and monthly installment payments for the balance of the note. A copy of the secured replacement promissory note is attached hereto as Exhibit 10.38.

On April 22, 2021, the Company entered into a settlement agreement with a current debt holder, whereby the Company agreed to repay the $151,687.97 balance owing on the note owed to such holder with a cash payment of $50,000 and the issuance of 2,000,000 shares of common stock, with a stated value of $100,687.97.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of American Rebel Holdings, Inc. as of December 31, 2020 and newly appointed officer and director after year-end. In addition, the table sets forth significant employees of the Company and its wholly-owned operating subsidiary, American Rebel, Inc.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Charles A. Ross, Jr.	CEO, principal executive officer, treasurer, principal financial officer and principal accounting officer	54	June 9, 2016

Doug E. Grau	President and Director	58	February 12, 2020

Corey Lambrecht	Director	51	February 12, 2020

Ronald A. Smith	Newly appointed Chief Operating Officer and Chairman of the Board	60	April 9, 2021

SIGNIFICANT EMPLOYEES

Name	Positions Held with the Company	Age
Nathan Findley	President, American Rebel Safes	44

Brett Lafferty	National Sales Manager, American Rebel Safes	37

Jordan Bath	Director of Operations, American Rebel Safes	28

Rocco LaVista	Newly appointed VP of Business Development	49

Charles A. Ross, Jr., CEO, CFO

Mr. Ross is currently the Company’s CEO, CFO, and a Director. He has held these positions since June 20, 2016. He is responsible for all duties required of a corporate officer and the development of the business. From December 15, 2014 through April 9, 2021, Mr. Ross served as the sole officer and director of American Rebel, Inc. He know serves as Secretary/Treasurer and a director. American Rebel, Inc. has developed a product line of concealed carry products that officially launch at the 2017 NRA Convention April 27 – 30 in Atlanta, GA. Prior to founding American Rebel, Inc. Mr. Ross founded many companies including Digital Ally, Inc., which he established in 2004. In addition to his entrepreneurial accomplishments, Mr. Ross served as host for ten years of his own television show, Maximum Archery, where he bow hunted all over the world including traditional hunts and some of the world’s most dangerous game. Maximum Archery evolved into his new show, American Rebel, which features Mr. Ross’s music, patriotism, his support of the 2nd Amendment and celebrates the “American Rebel Spirit” in all of us. Mr. Ross has released three CDs and the current single off his third CD, Time to Fight, is a duet with country supergroup Little Texas entitled “Back on the Backroads.” “Back on the Backroads” has received airplay on radio stations across the United States and internationally. Previous singles released by Mr. Ross include “Cold Dead Hand,” “Rebel,” and “What We Do For Fun Around Here.”

Doug E. Grau, President

Mr. Grau is currently our president and a director. He also serves as a director of American Rebel, Inc., our wholly-owned operating subsidiary. Mr. Grau has produced CEO Andy Ross’s three CDs and has worked with Andy in various capacities for eleven years. Mr. Grau worked as an executive at Warner Bros. Records in Nashville for fifteen years, developing the talents of Travis Tritt, Little Texas, David Ball, Jeff Foxworthy, Bill Engvall, Larry the Cable Guy, Ron White, and others. Mr. Grau graduated from Belmont University in Nashville, TN in 1985 with a Bachelor’s degree in Business Administration.

Corey Lambrecht, Director

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

NEWLY APPOINTED OFFICER AND DIRECTOR

Ronald A. Smith, COO and Chairman

Mr. Smith was appointed as Chief Operating Officer and chairman on April 9, 2021. He also serves as CEO/President and a director of American Rebel, Inc., our wholly-owned operating subsidiary. Ronald Smith brings nearly 40 years of experience in company management to his position as CEO of American Rebel. For more than 23 years, he was the Owner/President of LADS Pet Supplies, a premium pet supplies wholesale distributor in the northeastern US that his parents founded in 1963. His role consisted of overseeing all facets of the business including sales and marketing, warehouse operations and shipping, and accounting and finance. Ronald provided a vision for growth and development of the business in a competitive, rapidly growing marketplace. It was Ronald’s leadership that helped guide their team to successfully grow and develop many start-up products into brand leaders in their category and vastly expand the business his parents had founded. As a respected distributor in the industry, he was able to foster business relationships with hundreds of business partners, including Proctor & Gamble, Mars and Bayer. After his nearly 40 years of experiencing the industry evolve into one of the largest and fastest growing sectors, Ronald sold his business to a national distribution company and retired from the pet supplies industry. His passion is developing strong relationships with brands that fall in the independent retail channel and Ronald is excited to use his experience and passion to help build the American Rebel brand into a category leader in the independent channel.

SIGNIFICANT EMPLOYEES

Nathan Findley, President, American Rebel Safes

Nathan joins American Rebel with 10+ years of outdoor and firearms industries experience. Most recently, he served as Director of Sales and Product Development with Liberty Safe. That opportunity stemmed from the acquisition of 9g Products by Liberty Safe where Nathan had a wide range of responsibilities including Product Development, Sourcing and Procurement, and New Dealer Business. education background includes engineering at Kansas State University and business at Johnson County Community College.

Brett Lafferty, National Sales Manager, American Rebel Safes

Prior to joining American Rebel in January 2019, Brett was Regional Sales Manager for Liberty Safe, responsible for sales in AR, KY, LA, MS, TN. Brett has expanded his territory at American Rebel and he is often travelling to visit accounts or attend trade shows. Brett has been instrumental in the launch of the industry’s first inventory control safe, the AR-INV.

Jordan Bath, Director of Operations, American Rebel Safes

Jordan joins American Rebel with knowledge and experience in the outdoor industry. He gained this through his work with Liberty Safe and hopes to make American Rebel a household name for safes, concealed carry products and more. In his spare time he can be found anywhere from BBQ competitions to volunteering for the Kansas Department of Wildlife.

Rocco LaVista, VP of Business Development for American Rebel Holdings, Inc.

Mr. LaVista was appointed as Vice President of Business Development on April 9, 2021. Rocco has worked in the financial services industry for the past 25 years and formed Gurkha Consulting LLC, a full-service business consultancy specializing in start-ups to small companies, in early 2017. Upon graduating Cum Laude from Fairleigh Dickinson University in 1994 with a B.S in Accounting, he began his career in the accounting departments at The Dreyfus Corporation and Mitchell Hutchins Asset Management before joining PaineWebber and embarking on an 18 year journey as a registered representative. He has held various FINRA licenses, including the Series 7, 24, 63 and 65. He is currently a licensed Life & Health Insurance producer in the State of NJ. During his tenure as a stockbroker, Rocco was very active in placing Investment Banking deals including Private Placements, Secondary Offerings, PIPEs, NASDAQ Uplistings, SPACs, Convertibles, Bridge Financings, and IPOs. Mr. LaVista is also an officer and director of Beverage USA Holdings, Inc., a private beverage company.

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

Other than disclosed in their biography above, no director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

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

Director Nominations

As of December 31, 2020, we did not make any material changes to the procedures by which our stockholders may recommend nominees to our Board. In April of 2021, the board approved increasing the size of our board of directors to four persons and appointed a new member, Ronald A. Smith.

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

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current executive officer(s) during the fiscal year ended December 31, 2020 and 2019, respectively:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles A. Ross, Jr. (1)	2020	-	-	-	-	-	-	180,250(2)	180,250
CEO, CFO and Director	2019	-	-	817,500(3)	-	-	-	200,000(2)	1,017,500

Doug E. Grau(4)	2020	-	-	-	-	-	-	120,000(2)	120,000
President and Director	2019	-	-	900,000(5)	-	-	-	120,000(2)	1,020,000

(1)During the years ended December 31, 2020 and 2019, the Company had no formal employment arrangement with Mr. Ross for services. Mr. Ross’ compensation was not based on any percentage calculations. The board made all decisions determining the amount and timing of payment for his compensation.

(2)Represents cash compensation paid to the named executive officer.

(3)In September 2019, Mr. Ross received a grant of 2,725,000 shares of common stock, with a deemed value of $0.30 per share

(4)Mr. Grau was appointed as an officer on February 12, 2020. Prior to such appointment, Mr. Grau worked for the Company as a non-executive officer.

(5)In September 2019, Mr. Grau received a grant of 3,000,000 shares of common stock, with a deemed value of $0.30 per share.

Employment Agreements

Effective January 1, 2021, the Registrant entered into employment agreements with Charles A. Ross, Jr., its CEO, and Doug E. Grau, its President. These agreements were amended in April of 2021. Further, on April 9, 2021, the Registrant entered into employment agreements with Ronald A. Smith, its COO, and Rocco LaVista, its VP of Business Development.

Charles A. Ross, Jr. Employment Agreement and Amendment -

In general, Mr. Ross’ employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The original term of Mr. Ross’ employment agreement runs from January 1, 2021 until December 31, 2025.

Mr. Ross’ employment agreement provides for an initial annual base salary of $180,000, which may be adjusted by the board of directors of the Registrant. Pursuant to the amendment to his employment agreement, dated April 9, 2021, Mr. Ross agreed to reduce his salary to $6,667 per month for a six-month period.

In addition, Mr. Ross is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Registrant’s board of directors.

Further, the Registrant granted and issued Mr. Ross 50,000 shares of Series A - Super Voting Convertible Preferred Stock. Pursuant to the amendment to his employment agreement, the Registrant authorized for issuance 4,000,000 shares of common stock to Mr. Ross, with such shares only being issued upon amendment to the Registrant’s articles of incorporation to increase the authorized shares of common stock.

In the event of a termination of employment with the Registrant by the Registrant without “cause” or by Mr. Ross for “Good Reason” (as defined in the employment agreement), Mr. Ross would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to 12-months base salary; and (iii) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with the Registrant by the Registrant for “cause” (as defined in the employment agreement), by reason of incapacity, disability or death, Mr. Ross, or his estate, would receive a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment, disability or death.

In the event of a termination of Mr. Ross’ employment with the Registrant by reason of change in control (as defined in the employment agreement), Mr. Ross, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to twelve (12) months Salary plus 100% of his prior year’s Bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Ross’ employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.2 to the Form 8-K filed on March 2, 2021. A copy of the amendment to Mr. Ross’ employment agreement is attached hereto as Exhibit 10.36.

Doug E. Grau Employment Agreement and Amendment-

In general, Mr. Grau’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The original term of Mr. Grau’s employment agreement runs from January 1, 2021 until December 31, 2025.

Mr. Grau’s employment agreement provides for an initial annual base salary of $120,000, which may be adjusted by the board of directors of the Registrant. Pursuant to the amendment to his employment agreement, dated April 9, 2021, Mr. Grau agreed to reduce his salary to $6,667 per month for a six-month period.

In addition, Mr. Grau is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Registrant’s board of directors.

Further, the Registrant granted and issued Mr. Grau 50,000 shares of Series A - Super Voting Convertible Preferred Stock. Pursuant to the amendment to his employment agreement, the Registrant authorized for issuance 4,000,000 shares of common stock to Mr. Grau, with such shares only being issued upon amendment to the Registrant’s articles of incorporation to increase the authorized shares of common stock.

In the event of a termination of employment with the Registrant by the Registrant without “cause” or by Mr. Grau for “Good Reason” (as defined in the employment agreement), Mr. Grau would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to 12-months base salary; and (iii) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with the Registrant by the Registrant for “cause” (as defined in the employment agreement), by reason of incapacity, disability or death, Mr. Grau, or his estate, would receive a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment, disability or death.

In the event of a termination of Mr. Grau’s employment with the Registrant by reason of change in control (as defined in the employment agreement), Mr. Grau, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to twelve (12) months Salary plus 100% of his prior year’s Bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Grau’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.2 to the Form 8-K filed on March 2, 2021. A copy of the amendment to Mr. Grau’s employment agreement is attached hereto as Exhibit 10.37.

Ronald A. Smith Employment Agreement -

In general, Mr. Smith’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The original term of Mr. Smith’s employment agreement runs from April 9, 2021 until March 31, 2023.

Mr. Smith will not be paid a salary for his services.

In addition, Mr. Smith is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Registrant’s board of directors.

Further, the Registrant authorized for issuance 4,750,000 shares of common stock to Mr. Smith, with such shares only being issued upon amendment to the Registrant’s articles of incorporation to increase the authorized shares of common stock.

In the event of a termination of employment with the Registrant by the Registrant without “cause” or by Mr. Smith for “Good Reason” (as defined in the employment agreement), Mr. Smith would receive immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. Smith’s employment with the Registrant by reason of change in control (as defined in the employment agreement), Mr. Smith, would receive: (i) a lump sum payment equal to 100% of his prior year’s Bonus; and (ii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Smith’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached as Exhibit 10.34 hereto.

Rocco LaVista Employment Agreement -

In general, Mr. LaVista’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The original term of Mr. LaVista’s employment agreement runs from April 9, 2021 until March 31, 2023.

Mr. LaVista will not be paid a salary for his services.

In addition, Mr. LaVista is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Registrant’s board of directors.

Further, the Registrant authorized for issuance 4,000,000 shares of common stock to Mr. LaVista, with such shares only being issued upon amendment to the Registrant’s articles of incorporation to increase the authorized shares of common stock

In the event of a termination of employment with the Registrant by the Registrant without “cause” or by Mr. LaVista for “Good Reason” (as defined in the employment agreement), Mr. LaVista would receive immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. LaVista’s employment with the Registrant by reason of change in control (as defined in the employment agreement), Mr. LaVista, would receive: (i) a lump sum payment equal to 100% of his prior year’s Bonus; and (ii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. LaVista’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which is attached as Exhibit 10.35 hereto.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended December 31, 2020 and December 31, 2019. In April of 2021, our board authorized the grant and issuance of 2,145,000 shares of common stock to Mr. Ross and 2,145,000 shares of common stock to Mr. Grau. These shares will be issued only upon the amendment to the Corporation’s articles of incorporation to increase its authorized shares of common stock.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2020 and December 31, 2019.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2020.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. During the year ended December 31, 2020, we did not have any employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. However, on January 1, 2021 we entered into employment agreements with Charles A. Ross, Jr. and Doug E. Grau and on April 9, 2021, we entered into employment agreements with Ronald A. Smith and Rocco LaVista. All of these agreements provide for certain payments to be made in the event of a termination of their employment agreements by reason of change in control (as defined in the employment agreements). Each of them would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment (not applicable to Smith and LaVista as they receive no salary); (ii) a lump sum payment equal to twelve (12) months Salary (not applicable to Smith and LaVista as they receive no salary) plus 100% of his prior year’s bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

Compensation of Directors

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments. We did not compensate any of our directors for their services.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

As of December 31, 2020, we did not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans were made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements were granted or entered into or exercised by our officer or director or employees or consultants during fiscal 2020. On January 1, 2021, we adopted a long-term incentive plan (described in Item 5 above) and in March of 2021 made two grants totaling 4,290,000 shares of common stock under such plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of May 5, 2021 or exercisable within the next 60 days thereafter, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Common Stock Outstanding(2)
Charles A. Ross, Jr., CEO, principal executive officer, treasurer, principal financial officer and principal accounting officer (3)(4)	13,400,000	16.86%

Doug Grau, President and a Director (3)(5)	11,145,000	14.02%

Corey Lambrecht, Director (8)	1,000,000	1.26%

Ronald A. Smith, newly appointed COO and Chairman(6)	17,450,000	21.96%

Rocco LaVista, newly appointed VP of Business Development(7)	8,600,000	10.82%

Directors and executive officers as a group (5 Persons)	51,595,000	64.93%

(1)Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 718 Thompson Lane, Suite 108-199, Nashville, Tennessee 37204.

(2)Percentage is based upon 79,466,563 shares of common stock issued and outstanding and figures are rounded to the nearest hundredth of a percent.

(3)Does not include 50,000 shares of Series A Preferred stock, whereby each share is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for stockholder vote.

(4)Includes 1,545,000 shares of common stock authorized on March 24, 2021 but unissued and 4,000,000 shares of common stock authorized on April 9, 2021 but unissued. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

(5)Includes 2,145,000 shares of common stock authorized on March 24, 2021 but unissued and 4,000,000 shares of common stock authorized on April 9, 2021 but unissued. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

(6)Includes 2,000,000 five-year warrants to purchase shares of common stock at $0.10 per share. Includes 4,750,000 shares of common stock authorized on April 9, 2021 but unissued. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock. Does not include 2,000,000 shares of common stock pledged as security for a bridge loan agreement dated April 9, 2021.

(7)Includes 2,500,000 shares of common stock authorized on March 24, 2021 but unissued and 4,000,000 shares of common stock authorized on April 9, 2021 but unissued. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

(8)Includes 500,000 shares of common stock authorized on March 24, 2021 but unissued. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2020 in which:

•The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($14,980); and

•A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

The Company has agreements with related parties for services, notes payable and stock grants. See Notes to Financial Statements numbers 5, 7, 8, 11 and 12.

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

Director Independence

One of the Company’s directors (Mr. Lambrecht) is an independent director as defined by NASDAQ Stock Market Rule 5605(a)(2). This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2020 and December 31, 2019 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2020 and 2019 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31,	December 31,
	2020	2019
Audit fees (1)	$37,000	$37,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$37,000	$37,000

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2020 and December 31, 2019.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)Financial Statements

(b)Financial Statement Schedules

None.

(c)Exhibits Index

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form S-1, filed August 4, 2015)

3.2	Bylaws of CubeScape, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1, filed August 4, 2015)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)

4.1	$100,000 Note dated June 10, 2020 (Incorporated by reference to Exhibit 4.2 to Form 10-Q, filed August 14, 2020)

4.2	$101,000 Note dated June 18, 2020 (Incorporated by reference to Exhibit 4.3 to Form 10-Q, filed August 14, 2020)

4.3	$75,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 4.4 to Form 10-Q, filed August 14, 2020)

4.4	$50,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 4.5 to Form 10-Q, filed August 14, 2020)

4.5	$102,000 Note dated July 3, 2020 (Incorporated by reference to Exhibit 4.6 to Form 10-Q, filed August 14, 2020)

4.6	$150,000 Note dated July 31, 2020 (Incorporated by reference to Exhibit 4.7 to Form 10-Q, filed August 14, 2020)

4.7	$150,000 Note dated August 3, 2020 (Incorporated by reference to Exhibit 4.8 to Form 10-Q, filed August 14, 2020)

4.8	$350,000 Labrys Promissory Note dated September 29, 2020 (Incorporated by reference to Exhibit 4.9 to Form 10-Q, filed November 16, 2020)

4.9	Digital Ally $250,000 Note dated October 1, 2020 (Incorporated by reference to Exhibit 4.10 to Form 10-Q, filed November 16, 2020)

4.10	$100,000 Note dated October 6, 2020 (Incorporated by reference to Exhibit 4.11 to Form 10-Q, filed November 16, 2020)

4.11	$200,000 Note dated October 13, 2020 (Incorporated by reference to Exhibit 4.12 to Form 10-Q, filed November 16, 2020)

4.12	Digital Ally $250,000 Note dated October 21, 2020 (Incorporated by reference to Exhibit 4.13 to Form 10-Q, filed November 16, 2020)

4.13#	$1,000,000 Bridge Loan Agreement dated April 9, 2021

10.1	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.6 to Form 10-Q, filed June 18, 2019)

10.2	Notice of Amendment to June 29, 2018 Note (Incorporated by reference to Exhibit 10.7 to Form 10-Q, filed June 18, 2019)

10.3	$50,000 Convertible Term Note dated October 2, 2018 (Incorporated by reference to Exhibit 10.8 to Form 10-Q, filed June 18, 2019)

10.4	$100,000 Convertible Term Note dated October 5, 2018 (Incorporated by reference to Exhibit 10.9 to Form 10-Q, filed June 18, 2019)

10.5	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018 (Incorporated by reference to Exhibit 10.10 to Form 10-Q, filed June 18, 2019)

10.6	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019 (Incorporated by reference to Exhibit 10.11 to Form 10-Q, filed June 18, 2019)

10.7	$55,000 Loan Agreement dated January 14, 2019 (Incorporated by reference to Exhibit 10.12 to Form 10-Q, filed June 18, 2019)

10.8	$25,000 Loan Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.13 to Form 10-Q, filed June 18, 2019)

10.9	$300,000 Loan Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 to Form 10-Q, filed June 18, 2019)

10.10	$150,000 Convertible Term Note dated March 1, 2019 (Incorporated by reference to Exhibit 10.15 to Form 10-Q, filed June 18, 2019)

10.11	$125,000 Convertible Promissory Note dated February 15, 2020 (Incorporated by reference to Exhibit 10.16 to Form 10-Q, filed June 26, 2020)

10.12	$90,000 Note dated February 18, 2020 (Incorporated by reference to Exhibit 10.17 to Form 10-Q, filed June 26, 2020)

10.13	$180,000 Note dated February 20, 2020 (Incorporated by reference to Exhibit 10.18 to Form 10-Q, filed June 26, 2020)

10.14	$200,000 Note dated March 6, 2020 (Incorporated by reference to Exhibit 10.19 to Form 10-Q, filed June 26, 2020)

10.15	$722,422 Amortized Note dated March 10, 2020 (Incorporated by reference to Exhibit 10.20 to Form 10-Q, filed June 26, 2020)

10.16	$90,000 Note dated March 11, 2020 (Incorporated by reference to Exhibit 10.21 to Form 10-Q, filed June 26, 2020)

10.17	$300,000 Note dated March 26, 2020 (Incorporated by reference to Exhibit 10.22 to Form 10-Q, filed June 26, 2020)

10.18	$100,000 Note dated May 20, 2020 (Incorporated by reference to Exhibit 10.23 to Form 10-Q, filed June 26, 2020)

10.19	$75,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 10.24 to Form 10-Q, filed August 14, 2020)

10.20	Labrys Fund $150,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.25 to Form 10-Q, filed August 14, 2020)

10.21	EMA Financial $150,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.26 to Form 10-Q, filed August 14, 2020)

10.22	Labrys Fund $350,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.27 to Form 10-Q, filed November 16, 2020)

10.23	Digital Ally $250,000 Note dated October 1, 2020 (Incorporated by reference to Exhibit 10.28 to Form 10-Q, filed November 16, 2020)

10.24	$100,000 Note dated October 6, 2020 (Incorporated by reference to Exhibit 10.29 to Form 10-Q, filed November 16, 2020)

10.25	$200,000 Note dated October 13, 2020 (Incorporated by reference to Exhibit 10.30 to Form 10-Q, filed November 16, 2020)

10.26	Digital Ally $250,000 Note dated October 21, 2020 (Incorporated by reference to Exhibit 10.31 to Form 10-Q, filed November 16, 2020)

10.27†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)

10.28†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)

10.29†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)

10.30#	$100,000 Note dated September 10, 2020

10.31#	$450,000 Note dated November 1, 2020

10.32#	$150,000 Note dated November 1, 2020

10.33#	$118,049 Note dated November 19, 2020

10.34#	$109,200 Note dated November 20, 2020

10.35#	$60,000 Note dated December 16, 2020

10.36#	$40,000 Note dated January 6, 2021

10.37#	$50,000 Note dated March 4, 2021

10.38#	Forbearance Agreement dated March 31, 2021

10.39#	$1,000,000 Bridge Loan Note dated April 9, 2021

10.40#†	Smith Employment Agreement dated April 9, 2021

10.41#†	LaVista Employment Agreement dated April 9, 2021

10.42#†	Ross Amendment to Employment Agreement dated April 9, 2021

10.43#†	Grau Amendment to Employment Agreement dated April 9, 2021

10.44#	$591,000 Secured Replacement Note dated April 18, 2021

10.45#	Digital Ally Debt Settlement Agreement and Mutual Release dated April 21, 2021

10.46#	Settlement Agreement dated April 22, 2021

10.47#	Officer loan dated April 30, 2021

21.1#	List of Subsidiaries

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

XBRL Instance Document**
XBRL Taxonomy Extension Schema**
XBRL Taxonomy Extension Calculation Linkbase**
XBRL Taxonomy Extension Definition Linkbase**
XBRL Taxonomy Extension Labels Linkbase**
XBRL Taxonomy Extension Presentation Linkbase**

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

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

ITEM 16. FORM 10-K SUMMARY

Optional disclosure not included in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: May 17, 2021	By:	/s/ Charles A. Ross
Charles A. Ross
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Charles A. Ross	Director	May 17, 2021
Charles A. Ross	(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

/s/ Doug E. Grau	Director and President	May 17, 2021
Doug E. Grau

/s/ Ronald A. Smith	Chairman/Director and COO	May 17, 2021
Ronald A. Smith