Form 10-K/A
period 2020-12-31
AMERICAN REBEL HOLDINGS INC
filed 2021-05-24
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K-A

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

Yes [   ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes[X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
(Do not check if a smaller reporting company)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

American Rebel Holdings, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on May 17, 2021, to submit the Interactive Data File (as defined in Rule 11 of Regulation S-T) for that fiscal year as Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 was omitted from the Form 10-K in accordance with the 30-day grace period provided under Rule 405(a)(2)(ii) of Regulation S-T.

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

Dated: May 24, 2021

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.,
President, CEO, Principal Executive Officer, Treasurer, Chairman, CFO, Principal Financial Officer and Principal Accounting Officer