Form 10-Q
period 2021-03-31
AMERICAN REBEL HOLDINGS INC
filed 2021-06-24
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2021

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The number of shares of the registrant’s common stock outstanding as of June 4, 2021, was 79,466,563 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	4

	Consolidated Condensed Balance Sheets of American Rebel Holdings, Inc. at March 31, 2021 (unaudited) and December 31, 2020 (audited)	4

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the three months ended March 31, 2021 and 2020 (unaudited)	5

	Consolidated Condensed Statements of Stockholders Deficit of American Rebel Holdings, Inc. for the three months ended March 31, 2021 and 2020 (unaudited)	6

	Consolidated Condensed Statements of Cash Flows of American Rebel Holdings, Inc. for the three months ended March 31, 2021 and 2020 (unaudited)	7

	Notes to the Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	25

Item 4.	Mine Safety Disclosure	25

Item 5.	Other Information	25

Item 6.	Exhibits	27

Signatures		28

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,194	$60,899
Accounts Receivable	229,734	176,844
Prepaid expense	44,091	48,640
Inventory	797,553	681,709
Inventory deposits	-	141,164
Total Current Assets	1,100,572	1,109,256

Property and Equipment, net	3,653	5,266

OTHER ASSETS:
Lease Deposit	-	6,841
Total Other Assets	-	6,841

TOTAL ASSETS	$1,104,225	$1,121,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	767,168	540,168
Accrued Interest – Convertible Debenture – Related Party	707,752	603,471
Loan – Officer - Related party	25,526	4,526
Loan – Working Capital, net of discounts of $508,117 and $777,610	4,952,326	4,672,096
Loans - Nonrelated parties	15,649	15,649
Total Current Liabilities	6,468,421	5,835,910

Convertible Debenture –Related party, net of discounts of $24,610 and $47,110	320,390	297,890
TOTAL LIABILITIES	6,788,811	6,133,800

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 77,127,242 and 72,807,929 issued and outstanding, respectively at March 31, 2021 and December 31, 2020	77,127	72,808
Additional paid in capital	16,036,615	15,785,468
Accumulated deficit	(21,798,328)	(20,870,713)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,684,586)	(5,012,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,104,225	$1,121,363

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Revenue	$349,290	$350,268
Cost of goods sold	268,145	234,387
Gross margin	81,145	115,881

Expenses:
Consulting – business development	146,006	151,005
Product development costs	86,733	53,295
Marketing and brand development costs	46,340	188,189
Administrative and other	179,816	619,449
Depreciation expense	1,613	15,507
	460,508	1,027,445
Operating income (loss)	(379,363)	(911,564)

Other Income (Expense)
Interest expense	(548,252)	(410,299)
Loss on extinguishment of debt	-	(850,317)
Net income (loss) before income tax provision	(927,615)	(2,172,180)
Provision for income tax	-	-
Net income (loss)	$(927,615)	$(2,172,180)
Basic and diluted income (loss) per share	$(0.01)	$(0.05)
Weighted average common shares outstanding - basic and diluted	74,707,000	46,998,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, -2019	43,062,058	$43,062	$11,899,553	$(14,889,631)	$(2,947,016)

Common Stock issued to pay expense.	17,616,000	17,616	2,531,124	-	2,548,740

Net loss	-	-	-	(2,172,180)	(2,172,180)

Balance – March 31, 2020	60,678,058	$60,678	$14,430,677	$(17,061,811)	$(2,570,456)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2020-	72,807,929	$72,808	$15,785,468	$(20,870,713)	$(5,012,437)

Sale of Common Stock.	2,500,000	2,500	147,500	-	150,000

Common Stock issued to pay expense	1,819,313	1,819	103,647	-	105,466

Net loss	-	-	-	(927,615)	(927,615)

Balance – March 31, 2021	77,127,242	$77,127	$16,036,615	$(21,798,328)	$(5,684,586)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(927,615)	$(2,172,180)
Depreciation	1,613	15,507
Expense paid through issuance of common stock	105,466	1,031,333
Amortization of loan discount	291,993	262,704
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(64,725)	(72,416)
Change in prepaid expenses	11,389	47,542
Change in inventory	(115,843)	(85,995)
Change in inventory deposits	141,164	(70,000)
Change in accounts payable and accrued expense	327,821	(87,236)
Net Cash (Used in) Operating Activities	(228,737)	(1,130,741)

CASH FLOW FROM INVESTING ACTIVITIES:
	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	30,084	-
Proceeds of Sale of Common Stock	150,000	-
Proceeds of exercise of Warrants	-	-
Proceeds of working capital loan	90,000	1,351,636
Repayment of loans – nonrelated party	(73,052)	(221,992)
Net Cash Provided by Financing Activities	197,032	1,129,644

CHANGE IN CASH	(31,705)	(1,097)

CASH AT BEGINNING OF PERIOD	60,899	131,656

CASH AT END OF PERIOD	$29,194	$130,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$59,635	$37,186
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt eliminated through issue of Common Stock	$-	$1,517,407

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Nature of operations

The Company is developing branded products in the safe and concealed carry/self-defense and patriotic product areas that are promoted and sold wholesale through a dealer network and retail through the Company’s website and other websites including Amazon.com. The Company’s products will be under the American Rebel Brand and imprinted.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2020 and notes thereto contained.

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

MARCH 31, 2021

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $46,340 and $188,189 for the three-month periods ended March 31, 2021 and 2020, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and December 31, 2020, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

MARCH 31, 2021

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2021 and December 31, 2020, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three-month period ended March 31, 2021 and 2020, respectively, no income tax expense has been recorded.

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

MARCH 31, 2021

(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, our revenue from our planned operations does not cover our operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory, preparing for public product launch and ultimately selling products. As a result, the Company incurred net income (losses) for the three months ended March 31, 2021 and 2020 of ($927,615) and ($2,172,180), respectively. The Company’s accumulated deficit was ($21,798,328) as of March 31, 2021 and ($20,870,713) as of December 31, 2020. The Company’s working capital deficit was ($5,334,349) as of March 31, 2021 and a deficit of ($4,726,654) as of December 31, 2020. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 2 – GOING CONCERN (CONTINUED)

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	March 31, 2021 (unaudited)	December 31, 2020 (audited)

Inventory - Finished goods	$797,553	$681,709
Inventory deposits	-	141,164
	797,553	822,873
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$797,553	$822,873

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:
	March 31, 2021 (unaudited)	December 31, 2020 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(306,494)	(304,881)
Net property and equipment	$3,653	$5,266

For the three months ended March 31, 2021 and 2020 we recognized $1,613 and $15,507 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its CEO totaling $221,155. The balance at December 31, 2020 was $4,526. During the three months ended March 31, 2021, the company repaid $0 of these loans resulting in a balance at March 31, 2021 of $4,526. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $10,322, for a total of $82,212 at March 31, 2020. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at March 31, 2021 was $320,390.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS (CONTINUED)

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

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross was $45,000 and $72,000, respectively for the three months ended March 31, 2021 and 2020.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2020	2020
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including interest at 12% per annum through June 2020.	$15,649	$15,649

Total recorded as current liability	$15,649	$15,649

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the three months ending March 31, 2021, the Company and the Company’s wholly owned operating subsidiary completed the sale of additional short-term notes under similar terms in the additional principal amount totaling $90,000. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short-term working capital notes mature in 30-360 days. In connection with these notes, the Company issued 5,775,000 shares of its common stock. The fair value of these share incentives was calculated to be $727,500. The fair value of the share incentives was recorded as a discount to the notes payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the three months ended March 31, 2021 is $136,152.

During the three months ending March 31, 2020, the Company and the Company’s wholly-owned operating subsidiary completed the conversion of short term notes with a face value of $900,000 and accrued interest to 10,641,000 shares of Common Stock with a fair value of $1,581,240, resulting in a Loss on Extinguishment of Debt of $850,317.

As of March 31, 2021, and December 31, 2020, the outstanding balance due on the working capital notes was $4,952,326 and $4,672,096, respectively.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 8- CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold convertible debentures in the amount of $2,405,000 in the form of 12% three-year convertible term notes. Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the convertible debentures were issued three-year warrants to purchase 2,405,000 shares of the Company’s common stock at $1.00 per share. As of December 31, 2020, the Company received $2,405,000 under this convertible debenture. In April and November 2018, debentures with face value of $2,060,000 plus accrued interest of $280,529 were converted into 4,681,058 shares of common stock. As of December 31, 2020, the Company had a face value of $345,000 due under this convertible debenture.

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019 has the option to convert their principal and interest into 690,000 (plus 164,424 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in a discount to the convertible debenture – related party of $47,110 at December 31, 2020 and a discount of $24,610 at March 31, 2021.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three year term of the debentures. The discounted balance of the convertible debentures at March 31, 2021 was $320,390.

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

As of March 31, 2021, the outstanding balance due the convertible debentures holders was $345,000, including $0 in original issue discount or interest.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

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

The fair value of the conversion feature of the financial instrument as of March 31, 2021 was $0. The Company did not record any expense associated with the embedded derivatives at March 31, 2021. No embedded derivative expense was realized as there was no change in the conversion price.

NOTE 10 – INCOME TAXES

At March 31, 2021 and December 31, 2020, the Company had a net operating loss carryforward of $21,798,328 and $20,870,713, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	March 31, 2021 (unaudited)	December 31, 2020 (audited)
Deferred tax asset:
Net operating loss carryforward	$4,577,649	$4,382,850
Total deferred tax asset	4,577,649	4,382,850
Less: Valuation allowance	(4,577,649)	(4,382,850)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of March 31, 2021 and December 31, 2020 was $4,577,649 and $4,382,850, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2021 and December 31, 2020 and recognized 100% valuation allowance for each period.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 10 – INCOME TAXES (CONTINUED)

Reconciliation between the statutory rate and the effective tax rate for both periods and as of December 31, 2020:

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

On January 12, 2021, the Company received an equity investment of $50,000 to purchase 833,333 shares of the Company’s common stock by Subscription Agreement at $0.06 per share..

The Company entered into a one-year promissory note dated March 4, 2021 in the amount of $50,000. The Company will pay monthly interest payments at 12% per annum to the holder of the note. A component of the note issued 600,000 shares of common stock to the note holder.

On March 5, 2021the Company received an equity investment of $100,000, to purchase 1,666,667 shares of the Company’s common stock by Subscription Agreement at $0.06 per share.

On March 10, 2021, the Company issued 280,000 shares of common stock to pay interest on an outstanding note.

On March 10, 2021, the Company issued 310,000 shares of common stock to pay interest on an outstanding note.

On March 10, 2021, the Company issued 319,313 shares of common stock of the Company valued at $0.06 per share as payment for services rendered.

At March 31, 2021 and December 31, 2020, there were 77,127,242 and 72,807,929 shares of common stock issued and outstanding, respectively.

NOTE 12 – WARRANTS AND OPTIONS

In January 2019, the Company issued three-year and five-year warrants to purchase 75,000 shares of the Company’s common stock at $1.00 per share in conjunction with working capital loans totaling $75,000.

As of March 31, 2021, there were 3,370,000 warrants issued and outstanding. As of December 31, 2020, there were 3,395,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at March 31, 2021. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

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

	March 31, 2021 (unaudited)	December 31, 2020 (audited)

Stock Price	$.06	$0.104
Exercise Price	$0.26	$0.26
Term (expected in years)	3.72	4.73
Volatility	270.4%	259.2%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	1.74%	0.18%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2020 and the three months ended March 31, 2021.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2019	2,420,000	$0.61	.73 years	-
Granted	2,550,000	$0.12	4.75 years	-
Exercised			-	-
Expired	(1,575,000)	-	-	-
Outstanding and Exercisable at December 31, 2020	3,395,000	$0.26	4.73 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(25,000)	-	-	-
Outstanding and Exercisable at March 31, 2021	3,370,000	$0. 26	3.72 years	-

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for a sales office and showroom in Lenexa, Kansas which expires in January 2026, and an annually renewable lease for manufacturing and warehouse space in Chanute, Kansas. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,

2021 158,029

202272,638

202374,112

202475,362

202576,390

Subsequent 19,162

Total$475,693

Rent costs totaled approximately $35,615 and $24,216 for three month periods ended March 31, 2021 and 2020, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2021 through the date the financial statements were issued and determined that there were the following subsequent events:

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

On April 21, 2021, the Company entered into a settlement agreement with a current debt holder, whereby the Company agreed to repay two notes and an advancement from such holder, including accrued interest at 8% per annum, with a payment of $639,956.

On April 22, 2021, the Company entered into a settlement agreement with a current debt holder, whereby the Company agreed to repay the $151,688 balance owing on the note owed to such holder with a cash payment of $50,000 and the issuance of 2,000,000 shares of common stock, with a stated value of $100,688.

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

Operations

We are a company with limited financial resources. We have not established a firm source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report filed on May 17, 2021 and included with our Form 10-K filed on May 17, 2021 emphasizing the uncertainty of our ability to remain as a going concern. An investor or financial statement reader should read our Risk Factors in full.

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

Results of Operations

From inception through March 31, 2021, we have generated an operating deficit of $21,798,328. We expect to incur additional losses during the fiscal year ending December 31, 2021 and beyond, principally as a result of our increased investment in inventory, marketing expenses, and the limited sales of our new products as we seek to establish them in the marketplace.

Three Months Ended March 31, 2021 Compared To Three Months Ended March 31, 2020

Revenue and cost of goods sold

For the three months ended March 31, 2021, we reported Sales of $349,290, compared to Sales of $350,268 for the three months ended March 31, 2020. For the three months ended March 31, 2021, we reported Cost of Sales of $268,145, compared to Cost of Sales of $234,387 for the three months ended March 31, 2020. For the three months ended March 31, 2021, we reported Gross Profit of $81,145, compared to Gross Profit of $115,881 for the three months ended March 31, 2020. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2021 were $460,508 compared to $1,027,445 for the three months ended March 31, 2020 as further described below.

For the three months ended March 31, 2021, we incurred consulting and business development expenses of $146,006, compared to consulting and business development expenses of $151,005 for the three months ended March 31, 2020. The change in consulting and business development expenses was relatively small.

For the three months ended March 31, 2021, we incurred product development expenses of $86,733, compared to product development expenses of $53,295for the three months ended March 31, 2020. The change in product development expenses relates primarily to an increase of activities in preparation of new product launches.

For the three months ended March 31, 2021, we incurred marketing and brand development expenses of $46,340, compared to marketing and brand development expenses of $188,189 for the three months ended March 31, 2020. The change in marketing and brand development expenses relates primarily to a decrease of activities including major trade shows due to the COVID-19 pandemic and public health restrictions.

For the three months ended March 31, 2021, we incurred general and administrative expenses of $179,816, compared to general and administrative expenses of $619,449 for the three months ended March 31, 2020. The change relates primarily to a decrease in administrative expenses establishing company processes and procedures.

For the three months ended March 31, 2021, we incurred depreciation expense of $1,613, compared to depreciation expense of $15,507 for the three months ended March 31, 2020. The decrease in depreciation expense relates primarily to the maturity of depreciable assets.

Other income and expenses

For the three months ended March 31, 2021, we incurred interest expense of $548,252, compared to interest expense of $410,299 for the three months ended March 31, 2020. Included in this total interest expense, during the three months ended March 31, 2021, we incurred interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans of $333,393, compared to $263,082 during the three months ended March 31, 2020 in interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended March 31, 2021 amounted to $927,615, resulting in a loss per share of $0.01, compared to $2,172,180 for the three months ended March 31, 2020, resulting in a loss per share of $0.05. The decrease in the net loss from the three months ended March 31, 2020 to the three months ended March 31, 2021 is primarily due to the reduction in corporate and financing costs including the Loss on Extinguishment of Debt of $850,317 incurred during the three months ended March 31, 2020 created by issue of Common Stock to eliminate short term debt and accrued interest expense.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We have a working capital deficit of $4,726,654at December 31, 2020 and $5,334,349 at March 31, 2021 and have incurred a deficit of $21,798,328 from inception to March 31, 2021. We have funded operations primarily through the issuance of capital stock, convertible debt, and other securities.

During the three months ended March 31, 2021, we raised net cash of $150,000 by issuance of common shares, as compared to $0 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we raised net cash of $0 through the issuance of a convertible promissory note, as compared to $125,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we raised net cash of $90,000 through the issuance of notes payable secured by inventory, as compared to $612,000 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we repaid $0 on loans received from our CEO, as compared to $0 that we repaid in loans from our CEO during the three months ended March 31, 2020.

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

Item 1a – Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. However, we detailed significant business risks in Item 1A to our Form 10-K for the year ended December 31, 2020 filed on May 17, 2021, to which reference is made herein.

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

On March 24, 2021, we authorized the issuance of 500,000 shares of common stock to Corey Lambrecht, a member of our board of directors, for services. Such shares will be issued only upon the amendment to the Company’s articles of incorporation to increase its authorized shares of common stock.

Subsequent Issuances after Quarter-End

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2021.

Item 3 – Defaults upon Senior Securities

We have entered into a number of promissory notes, some of which are in default as of March 31, 2021, or went into default before the filing of this Quarterly Report (See Note 7 to the financial statements).

As of March 31, 2021, we only had cash and cash equivalents of $29,194 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Quarterly Report none of the lenders have pursued their legal remedies. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of debt securities. There is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Effective May 21, 2021, our board of directors approved the designation of 250,000 shares of Series B Preferred Stock. The rights, preferences, restrictions and other matters relating to the Series B Convertible Preferred Stock are as follows:

The number of shares constituting the Series B Convertible Preferred Stock shall be 250,000. Such number of shares may be increased or decreased by resolution of the Board; provided, that no decrease shall reduce the number of shares of Series B Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series B Convertible Preferred Stock.

1.DESIGNATION. The Shares are designated as the Company’s Series B Convertible Preferred Stock (the “Shares”).

2.CONVERSION. The holders of the Shares shall have conversion rights as follows (the “Conversion Rights”):

(a)Right to Convert. Each Share shall be convertible into shares of the Company’s Common Stock at a price per share of $0.07 (1 Share converts into 100 shares of Common Stock) (the “Conversion Price”), at the option of the holder thereof, at any time following the date the Company amends its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 shares to 600,000,000 shares and on or prior to the fifth (5th) day prior to a redemption Date, if any, as may have been fixed in any redemption notice with respect to the Shares, at the office of this Company or any transfer agent for such stock.

(b)Mechanics of Conversion. Before any holder of Shares shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of this Company or of any transfer agent for the Shares, and shall give written notice to this Company at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. This Company shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Shares, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Shares to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

(c)No Impairment. This Company will not, by amendment of its Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by this Company, but will at all times in good faith assist in the carrying out of all the provisions of this section and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of the Shares against impairment.

(d)Reservation of Stock Issuable Upon Conversion. Following the date the Company amends its Articles of Incorporation to increase its authorized shares of common stock from 100,000,000 shares to 600,000,000 shares, the Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Shares, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of the Shares; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of the Shares, in addition to such other remedies as shall be available to the holder of such Shares, this Company will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes, including, without limitation, engaging in best efforts to obtain the requisite stockholder approval of any necessary amendment to the Company’s Articles of Incorporation.

(e)Notice. Any notice required by the provisions of this section to be given to the holders of Shares shall be deemed given if deposited in the United States mail, postage prepaid, and addressed to each holder of record at his address appearing on the books of this Company.

3.OTHER RIGHTS. Except as otherwise stated herein, there are no other rights, privileges, or preferences attendant or relating to in any way the Shares, including by way of illustration but not limitation, those concerning dividend, ranking, other conversion, other redemption, participation, or anti-dilution rights or preferences.

4.VOTING RIGHTS. The holder of each Share shall not have any voting rights, except in the case of voting on a change in the preferences of Shares.

5.PROTECTIVE PROVISIONS. So long as any Shares are outstanding, this Company shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of Shares which is entitled, other than solely by law, to vote with respect to the matter, and which Shares represents at least a majority of the voting power of the then outstanding Shares:

(a)alter or change the rights, preferences or privileges of the Shares so as to affect adversely the Shares; or

(b)increase the total number of authorized Shares.

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form S-1, filed August 4, 2015)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Form S-1, filed August 4, 2015)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)

4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)

4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)

4.3	$100,000 Note dated June 10, 2020 (Incorporated by reference to Exhibit 4.2 to Form 10-Q, filed August 14, 2020)

4.4	$101,000 Note dated June 18, 2020 (Incorporated by reference to Exhibit 4.3 to Form 10-Q, filed August 14, 2020)

4.5	$75,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 4.4 to Form 10-Q, filed August 14, 2020)

4.6	$50,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 4.5 to Form 10-Q, filed August 14, 2020)

4.7	$102,000 Note dated July 3, 2020 (Incorporated by reference to Exhibit 4.6 to Form 10-Q, filed August 14, 2020)

4.8	$150,000 Note dated July 31, 2020 (Incorporated by reference to Exhibit 4.7 to Form 10-Q, filed August 14, 2020)

4.9	$150,000 Note dated August 3, 2020 (Incorporated by reference to Exhibit 4.8 to Form 10-Q, filed August 14, 2020)

4.10	$350,000 Labrys Promissory Note dated September 29, 2020 (Incorporated by reference to Exhibit 4.9 to Form 10-Q, filed November 16, 2020)

4.11	Digital Ally $250,000 Note dated October 1, 2020 (Incorporated by reference to Exhibit 4.10 to Form 10-Q, filed November 16, 2020)

4.12	$100,000 Note dated October 6, 2020 (Incorporated by reference to Exhibit 4.11 to Form 10-Q, filed November 16, 2020)

4.13	$200,000 Note dated October 13, 2020 (Incorporated by reference to Exhibit 4.12 to Form 10-Q, filed November 16, 2020)

4.14	Digital Ally $250,000 Note dated October 21, 2020 (Incorporated by reference to Exhibit 4.13 to Form 10-Q, filed November 16, 2020)

4.15	$1,000,000 Bridge Loan Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 4.13 to Form 10-K, filed May 17, 2021)

10.1	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.6 to Form 10-Q, filed June 18, 2019)

10.2	Notice of Amendment to June 29, 2018 Note (Incorporated by reference to Exhibit 10.7 to Form 10-Q, filed June 18, 2019)

10.3	$50,000 Convertible Term Note dated October 2, 2018 (Incorporated by reference to Exhibit 10.8 to Form 10-Q, filed June 18, 2019)

10.4	$100,000 Convertible Term Note dated October 5, 2018 (Incorporated by reference to Exhibit 10.9 to Form 10-Q, filed June 18, 2019)

10.5	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018 (Incorporated by reference to Exhibit 10.10 to Form 10-Q, filed June 18, 2019)

10.6	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019 (Incorporated by reference to Exhibit 10.11 to Form 10-Q, filed June 18, 2019)

10.7	$55,000 Loan Agreement dated January 14, 2019 (Incorporated by reference to Exhibit 10.12 to Form 10-Q, filed June 18, 2019)

10.8	$25,000 Loan Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.13 to Form 10-Q, filed June 18, 2019)

10.9	$300,000 Loan Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 to Form 10-Q, filed June 18, 2019)

10.10	$150,000 Convertible Term Note dated March 1, 2019 (Incorporated by reference to Exhibit 10.15 to Form 10-Q, filed June 18, 2019)

10.11	$125,000 Convertible Promissory Note dated February 15, 2020 (Incorporated by reference to Exhibit 10.16 to Form 10-Q, filed June 26, 2020)

10.12	$90,000 Note dated February 18, 2020 (Incorporated by reference to Exhibit 10.17 to Form 10-Q, filed June 26, 2020)

10.13	$180,000 Note dated February 20, 2020 (Incorporated by reference to Exhibit 10.18 to Form 10-Q, filed June 26, 2020)

10.14	$200,000 Note dated March 6, 2020 (Incorporated by reference to Exhibit 10.19 to Form 10-Q, filed June 26, 2020)

10.15	$722,422 Amortized Note dated March 10, 2020 (Incorporated by reference to Exhibit 10.20 to Form 10-Q, filed June 26, 2020)

10.16	$90,000 Note dated March 11, 2020 (Incorporated by reference to Exhibit 10.21 to Form 10-Q, filed June 26, 2020)

10.17	$300,000 Note dated March 26, 2020 (Incorporated by reference to Exhibit 10.22 to Form 10-Q, filed June 26, 2020)

10.18	$100,000 Note dated May 20, 2020 (Incorporated by reference to Exhibit 10.23 to Form 10-Q, filed June 26, 2020)

10.19	$75,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 10.24 to Form 10-Q, filed August 14, 2020)

10.20	Labrys Fund $150,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.25 to Form 10-Q, filed August 14, 2020)

10.21	EMA Financial $150,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.26 to Form 10-Q, filed August 14, 2020)

10.22	Labrys Fund $350,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.27 to Form 10-Q, filed November 16, 2020)

10.23	Digital Ally $250,000 Note dated October 1, 2020 (Incorporated by reference to Exhibit 10.28 to Form 10-Q, filed November 16, 2020)

10.24	$100,000 Note dated October 6, 2020 (Incorporated by reference to Exhibit 10.29 to Form 10-Q, filed November 16, 2020)

10.25	$200,000 Note dated October 13, 2020 (Incorporated by reference to Exhibit 10.30 to Form 10-Q, filed November 16, 2020)

10.26	Digital Ally $250,000 Note dated October 21, 2020 (Incorporated by reference to Exhibit 10.31 to Form 10-Q, filed November 16, 2020)

10.27†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)

10.28†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)

10.29†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)

10.30	$100,000 Note dated September 10, 2020 (Incorporated by reference to Exhibit 10.30 to Form 10-K, filed May 17, 2021)

10.31	$450,000 Note dated November 1, 2020 (Incorporated by reference to Exhibit 10.31 to Form 10-K, filed May 17, 2021)

10.32	$150,000 Note dated November 1, 2020 (Incorporated by reference to Exhibit 10.32 to Form 10-K, filed May 17, 2021)

10.33	$118,049 Note dated November 19, 2020 (Incorporated by reference to Exhibit 10.33 to Form 10-K, filed May 17, 2021)

10.34	$109,200 Note dated November 20, 2020 (Incorporated by reference to Exhibit 10.34 to Form 10-K, filed May 17, 2021)

10.35	$60,000 Note dated December 16, 2020 (Incorporated by reference to Exhibit 10.35 to Form 10-K, filed May 17, 2021)

10.36	$40,000 Note dated January 6, 2021 (Incorporated by reference to Exhibit 10.36 to Form 10-K, filed May 17, 2021)

10.37	$50,000 Note dated March 4, 2021 (Incorporated by reference to Exhibit 10.37 to Form 10-K, filed May 17, 2021)

10.38	Forbearance Agreement dated March 31, 2021 (Incorporated by reference to Exhibit 10.38 to Form 10-K, filed May 17, 2021)

10.39	$1,000,000 Bridge Loan Note dated April 9, 2021 (Incorporated by reference to Exhibit 10.39 to Form 10-K, filed May 17, 2021)

10.40†	Smith Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.40 to Form 10-K, filed May 17, 2021)

10.41†	LaVista Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.41 to Form 10-K, filed May 17, 2021)

10.42†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)

10.43†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)

10.44	$591,000 Secured Replacement Note dated April 18, 2021 (Incorporated by reference to Exhibit 10.44 to Form 10-K, filed May 17, 2021)

10.45	Digital Ally Debt Settlement Agreement and Mutual Release dated April 21, 2021 (Incorporated by reference to Exhibit 10.45 to Form 10-K, filed May 17, 2021)

10.46	Settlement Agreement dated April 22, 2021 (Incorporated by reference to Exhibit 10.46 to Form 10-K, filed May 17, 2021)

10.47	Officer loan dated April 30, 2021 (Incorporated by reference to Exhibit 10.47 to Form 10-K, filed May 17, 2021)

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: June __, 2021

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, CFO, Principal Financial Officer and Principal Accounting Officer