Form 10-Q/A
period 2021-03-31
AMERICAN REBEL HOLDINGS INC
filed 2021-07-01
CIK 1648087

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

American Rebel Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Form 10-Q”), which was filed with the Securities and Exchange Commission on June 24, 2021, to submit the Interactive Data File (as defined in Rule 11 of Regulation S-T) for that fiscal quarter as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 was omitted from the Form 10-Q in accordance with the 30-day grace period provided under Rule 405(a)(2)(ii) of Regulation S-T.

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

Dated: June 30, 2021

AMERICAN REBEL HOLDINGS, INC.

(Registrant)

By: /s/ Charles A. Ross, Jr.

By: Charles A. Ross, Jr.,

President, CEO, Principal Executive Officer,

Treasurer, Chairman, CFO, Principal Financial Officer

and Principal Accounting Officer