Form 10-Q
period 2021-06-30
AMERICAN REBEL HOLDINGS INC
filed 2021-08-16
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 000-55728

AMERICAN REBEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199, Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 267-3235

Copies of communications to:

Joseph Lucosky, Esq	Anthony N. DeMint, Esq.
Adele Hogan, Esq.	DeMint Law, PLLC
Lucosky Brookman LLP	3753 Howard Hughes Parkway
101 Wood Avenue South	Second Floor, Suite 314
5th Floor	Las Vegas, Nevada 89169
Iselin, NJ 08830	(702) 714-0889
(732) 395-4402
jlucosky@lucbro.com

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares of the registrant’s common stock outstanding as of August 12, 2021, was 101,116,967 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$267,367	$60,899
Accounts Receivable	138,728	176,844
Prepaid expense	69,091	48,640
Inventory	761,875	681,709
Inventory deposits	-	141,164
Total Current Assets	1,237,061	1,109,256

Property and Equipment, net	2,745	5,266

OTHER ASSETS:
Lease Deposit	-	6,841
Total Other Assets	-	6,841

TOTAL ASSETS	$1,239,806	$1,121,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	696,236	540,168
Accrued Interest – Convertible Debenture – Related Party	483,244	603,471
Loan – Officer - Related party	25,526	4,526
Loan – Working Capital, net of discounts of $300,132 and $777,610	3,917,186	4,672,096
Loans - Nonrelated parties	15,649	15,649
Total Current Liabilities	5,137,841	5,835,910

Convertible Debenture –Related party, net of discounts of $2,110 and $47,110	242,890	297,890
TOTAL LIABILITIES	5,380,731	6,133,800

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 319,659, and 0 issued and outstanding, respectively at June 30, 2021 and December 31, 2020 Preferred shares Class B	320	-
Common stock, $0.001 par value; 600,000,000 shares authorized; 96,027,242 and 72,807,929 issued and outstanding, respectively at June 30, 2021 and December 31, 2020	96,027	72,808
Additional paid in capital	20,096,751	15,785,468
Accumulated deficit	(24,334,023)	(20,870,713)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,140,925)	(5,012,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,239,806	$1,121,363

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the three months ended June 30, 2020
Revenue	$203,577	$269,662
Cost of goods sold	168,586	196,035
Gross margin	34,991	73,627

Expenses:
Consulting – business development	971,213	116,818
Product development costs	146,327	132,692
Marketing and brand development costs	57,774	53,281
Administrative and other	187,148	450,440
Depreciation expense	185	15,507
	1,362,647	768,738
Operating income (loss)	(1,327,656)	(695,111)

Other Income (Expense)
Interest expense	(569,891)	(416,287)
Loss on extinguishment of debt	(638,148)	-
Net income (loss) before income tax provision	(2,535,695)	(1,111,398)
Provision for income tax	-	-
Net income (loss)	$(2,535,695)	$(1,111,398)
Basic and diluted income (loss) per share	$(0.03)	$(0.02)
Weighted average common shares outstanding - basic and diluted	94,331,000	61,012,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Revenue	$552,867	$619,930
Cost of goods sold	436,731	430,422
Gross margin	116,136	189,508

Expenses:
Consulting – business development	1,117,219	267,823
Product development costs	233,060	185,987
Marketing and brand development costs	104,114	241,470
Administrative and other	366,964	1,069,889
Depreciation expense	1,798	31,014
	1,823,155	1,796,183
Operating income (loss)	(1,707,019)	(1,606,675)

Other Income (Expense)
Interest expense	(1,118,143)	(826,586)
Loss on extinguishment of debt	(638,148)	(850,317)
Net income (loss) before income tax provision	(3,463,310)	(3,283,578)
Provision for income tax	-	-
Net income (loss)	$(3,463,310)	$(3,283,578)
Basic and diluted income (loss) per share	$(0.04)	$(0.06)
Weighted average common shares outstanding - basic and diluted	84,478,000	54,027,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2019	43,062,058	-	$43,062	$-	$11,899,553	$(14,889,631)	$(2,947,016)

Common Stock issued as compensation.	17,616,000		17,616		2,531,124	-	2,548,740
Net loss	-	-	-	-	-	(2,172,180)	(2,172,180)
Balance – March 31, 2020 (Unaudited)-	60,678,058	-	$60,678	$-	$14,430,677	$(17,061,811)	$(2,570,456)
Sale of Common Stock.	70,000		70		6,930	-	7,000
Common Stock issued as compensation.	810,000		810		94,190	-	95,000

Net loss	-	-	-	-	-	(1,111,398)	(1,111,398)
Balance – June 30, 2020 (Unaudited)-	61,558,058	-	$61,558	$-	$14,531,797	$(18,173,209)	$(3,579,854)

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2020-	72,807,929	-	$72,808	$-	$15,785,468	$(20,870,713)	$(5,012,437)

Sale of Common Stock.	2,500,000	-	2,500	-	147,500	-	150,000

Common Stock issued to pay expense	1,819,313	-	1,819	-	103,647	-	105,466

Net Loss	-	-	-	-	-	(927,615)	(927,615)

Balance – March 31, 2021-	77,127,242	-	$77,127	$-	$16,036,615	$(21,798,328)	$(5,684,586)

Sale of Preferred Stock.	-	70,715	-	71	494,934	-	495,005

Common Stock issued to pay expense	18,900,000	-	18,900	-	981,100	-	1,000,000

Preferred Stock issued to pay expense	-	248,944	-	249	2,481,489	-	2,481,738

Common Stock Warrants Issued	-	-	-	-	102,613	-	102,613

Net Loss	-	-	-	-	-	(2,535,695)	(2,535,695)
Balance – June 30, 2021-	96,027,242	319,659	$96,027	$320	20,096,751	$(24,334,023)	$(4,140,925)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	2021	2020
	For the six months ended June 30, 2021	For the six months ended June 30, 2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,463,310)	$(3,283,578)
Depreciation	1,798	31,014
Expense paid through issuance of stock	2,096,533	1,368,585
Amortization of loan discount	495,789	462,070
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	33,668	(83,212)
Change in prepaid expenses	(13,610)	112,417
Change in inventory	(80,166)	(64,717)
Change in inventory deposits	141,164	91,640
Change in accounts payable and accrued expense	400,891	92,668
Net Cash (Used in) Operating Activities	(387,243)	(1,273,111)

CASH FLOW FROM INVESTING ACTIVITIES:
	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	23,725	-
Proceeds of Sale of Stock	645,005	7,000
Proceeds of exercise of Warrants	-	-
Proceeds of working capital loan	1,280,000	1,722,979
Repayment of loans – nonrelated party	(1,362,427)	(266,634)
Net Cash Provided by Financing Activities	586,303	1,463,345

CHANGE IN CASH	(199,060)	190,234

CASH AT BEGINNING OF PERIOD	68,307	131,656

CASH AT END OF PERIOD	$267,367	$321,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$148,226	$71,564
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt eliminated through issue of Stock	$1,488,924	$1,517,407

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The acquisition of American Rebel, Inc. was accounted for as a reverse merger. The Company issued 17,421,000 shares of its common stock and 500,000 warrants to purchase shares of common stock to shareholders of American Rebel, Inc. and cancelled 9,000,000 shares of common stock owned by American Rebel, Inc.

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. Twenty-six (26) investors invested at a price of $0.01 per share for a total of $60,000. The direct public offering closed on December 11, 2015.

Nature of operations

The Company focuses primarily on designing and marketing branded safes and personal security products, including concealed carry/self-defense products. Additionally, the Company designs and produces branded apparel and other accessories. The Company promotes and sells its products primarily through retailers using a dealer network, various leading national and regional retailers, local specialty firearms stores, and through the Company’s website and other websites including Amazon.com. The Company’s products have the American Rebel Brand imprint.

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

Revenue recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: 1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASC on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $57,774 and $53,281 for the three-month periods ended June 30, 2021, and 2020, respectively and $104,114 and $241,470, respectively, for the six-month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021, and December 31, 2020, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

During the three months ended June 30, 2021, the Company issued 16,900,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $880,000 was recorded as an expense.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2021 and December 31, 2020, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the six-month period ended June 30, 2021, and 2020, respectively, no income tax expense has been recorded.

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

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019, are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’ lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease Right-of-Use assets and operating lease liabilities, current and non-current, on the Company’s consolidated balance sheets.

Recent pronouncements

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements. The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, our revenue from our planned operations does not cover our operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory, preparing for public product launch and ultimately selling products. As a result, the Company incurred net income (losses) for the six months ended June 30, 2021, and 2020 of ($3,463,310) and ($3,283,578), respectively. The Company’s accumulated deficit was ($24,334,023) as of June 30, 2021, and ($20,870,713) as of December 31, 2020. The Company’s working capital deficit was ($3,900,780) as of June 30, 2021, and a deficit of ($4,726,654) as of December 31, 2020. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

NOTE 3 - INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	June 30, 2021 (unaudited)	December 31, 2020 (audited)

Inventory - Finished goods	$761,875	$681,709
Inventory deposits	-	141,164
	761,875	822,873
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$761,875	$822,873

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	June 30, 2021 (unaudited)	December 31, 2020 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(307,402)	(304,881)
Net property and equipment	$2,745	$5,266

For the six months ended June 30, 2021, and 2020 we recognized $1,798 and $31,014 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its CEO totaling $221,155. The balance at December 31, 2020 was $4,526. During the six months ended June 30, 2021, the company repaid $0 of these loans resulting in a balance at June 30, 2021 of $4,526. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. The Company accrued interest expense on this convertible debt of $10,322, for a total of $92,534 at June 30, 2021. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three-year term of the debentures. During the three months ended June 30, 2021, debentures with a face amount of $100,000 plus accrued interest was converted to equity. The discounted balance of the convertible debentures at June 30, 2021 was $242,890.

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

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross was $61,332 and $110,750, respectively for the six months ended June 30, 2021, and 2020.

NOTE 6 – NOTES PAYABLE – NON-RELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Loan secured by a tour bus, payable in monthly payments of $2,710 including
interest at 12% per annum through June 2020.	$15,649	$15,649

Total recorded as current liability	$15,649	$15,649

Current and long-term portion. Total loan balance is reported as current because loans are past due, become due within one year or are expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the six months ending June 30, 2021, the Company and the Company’s wholly owned operating subsidiary completed the sale of additional short-term notes under similar terms in the additional principal amount totaling $1,280,000. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short-term working capital notes mature in 30-360 days. In connection with these notes, the Company issued 600,000 shares of its common stock and 2,000,000 warrants to purchase common stock. The fair value of these share incentives was calculated to be $144,696. The fair value of the share incentives was recorded as a discount to the notes payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the six months ended June 30, 2021, is $622,174.

During the six months ending June 30, 2021, the Company and the Company’s wholly owned operating subsidiary completed the conversion of short-term notes with a face value of $1,453,049 and accrued interest to 248,944 Preferred B Units with a fair value of $2,481,738, resulting in a Loss on Extinguishment of Debt of $638,148.

As of June 30, 2021, and December 31, 2020, the outstanding balance due on the working capital notes was $3,917,186 and $4,672,096, respectively.

NOTE 8 - CONVERTIBLE DEBENTURE – RELATED PARTY

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

The convertible debenture holder, based on its agreement, with maturities beginning September 16, 2019, has the option to convert their principal and interest into 690,000 (plus 164,424 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in a discount to the convertible debenture – related party of $47,110 at December 31, 2020 and a discount of $2,110 at June 30, 2021.

During the year ended December 31, 2018, the Company sold convertible debt instruments in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the convertible debt instruments. The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount will be amortized over the three-year term of the debentures. The discounted balance of the convertible debentures at June 30, 2021 was $242,890.

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

As of June 30, 2021, the outstanding balance due the convertible debentures holders was $245,000, including $0 in original issue discount or interest.

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

The fair value of the conversion feature of the financial instrument as of June 30, 2021, was $0. The Company did not record any expense associated with the embedded derivatives at June 30, 2021. No embedded derivative expense was realized as there was no change in the conversion price.

NOTE 10 – INCOME TAXES

At June 30, 2021 and December 31, 2020, the Company had a net operating loss carryforward of $24,334,023 and $20,870,713, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	June 30, 2021 (unaudited)	December 31, 2020 (audited)
Deferred tax asset:
Net operating loss carryforward	$5,110,145	$4,382,850
Total deferred tax asset	5,110,145	4,382,850
Less: Valuation allowance	(5,110,145)	(4,382,850)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of June 30, 2021, and December 31, 2020 was $5,110,145 and $4,382,850, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2021, and December 31, 2020, and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of December 31, 2020:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.0)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

NOTE 11 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common stock

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

On April 20, 2021, the Company issued 150,000 shares of common stock in return for services rendered.

On April 22, 2021, the Company entered into a settlement agreement with a current debt holder, whereby the Company agreed to repay the $151,688 balance owing on the note owed to such holder with a cash payment of $50,000 and the issuance of 2,000,000 shares of common stock, with a stated value of $100,688.

On June 11, 2021, the Company sold 10,000 units at $7 per unit consisting of 10,000 shares of Series B Preferred Stock and 1,000,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10 to an accredited investor.

On June 14, 2021, the Company sold 5,000 units at $7 per unit consisting of 5,000 shares of Series B Preferred Stock and 500,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10 to an accredited investor.

On June 14, 2021, a holder of various outstanding notes converted outstanding principal and interest to 42,658 units at $7 per unit consisting of 42,658 shares of Series B Preferred Stock and 4,265,800 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 15, 2021, a holder of various outstanding notes converted outstanding principal and interest to 57,143 units at $7 per unit consisting of 57,143 shares of Series B Preferred Stock and 5,714,300 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 15, 2021, a holder of an outstanding note converted outstanding principal and interest to 75,143 units at $7 per unit consisting of 75,143 shares of Series B Preferred Stock and 7,514,300 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 18, 2021, the Company sold 28,572 units at $7 per unit consisting of 28,572 shares of Series B Preferred Stock and 2,857,200 three-year warrants to purchase 1 share of common stock per warrant at $0.10 to an accredited investor.

On June 21, 2021, a holder of an outstanding note converted a portion of outstanding principal to 50,000 units at $7 per unit consisting of 50,000 shares of Series B Preferred Stock and 5,000,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 28, 2021, the Company sold 5,000 units at $7 per unit consisting of 5,000 shares of Series B Preferred Stock and 500,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10 to an accredited investor.

On June 29, 2021, a holder of an outstanding note converted outstanding principal and interest to 16,000 units at $7 per unit consisting of 16,000 shares of Series B Preferred Stock and 1,600,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 29, 2021, a holder of an outstanding note converted outstanding principal and interest to 8,000 units at $7 per unit consisting of 8,000 shares of Series B Preferred Stock and 800,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 30, 2021, the Company sold 15,000 units at $7 per unit consisting of 15,000 shares of Series B Preferred Stock and 1,500,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10 to an accredited investor.

On June 30, 2021, the Company sold 7,143 units at $7 per unit consisting of 7,143 shares of Series B Preferred Stock and 714,300 three-year warrants to purchase 1 share of common stock per warrant at $0.10 to an accredited investor.

At June 30, 2021 and December 31, 2020, there were 96,027,242 and 72,807,929 shares of common stock issued and outstanding, respectively; and 319,659 and 0 shares of Series B preferred stock issued and outstanding, respectively.

NOTE 12 – WARRANTS AND OPTIONS

As of June 30, 2021, there were 37,240,900 warrants issued and outstanding. As of December 31, 2020, there were 3,395,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at June 30, 2021. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	June 30, 2021 (unaudited)	December 31, 2020 (audited)

Stock Price	$.098	$0.104
Exercise Price	$0.26	$0.26
Term (expected in years)	2.72	4.73
Volatility	250.6%	259.2%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	1.45%	0.18%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2020, and the six months ended June 30, 2021.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2019	2,420,000	$0.61	.48 years	-
Granted	2,550,000	$0.12	4.48 years	-
Exercised			-	-
Expired	(1,575,000)	-	-	-
Outstanding and Exercisable at December 31, 2020	3,395,000	$0.26	4.23 years	-
Granted	33,965,900	$0.10	3.12 years-	-
Exercised	-	-	-	-
Expired	(120,000)	-	-	-
Outstanding and Exercisable at June 30, 2021	37,240,900	$0. 11	3.10 years	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for a sales office and showroom in Lenexa, Kansas which expires in January 2026, and an annually renewable lease for manufacturing and warehouse space in Chanute, Kansas. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,

2021	158,029
2022	72,638
2023	74,112
2024	75,362
2025	76,390
Subsequent	19,162
Total	$475,693

Rent costs totaled approximately $75,703 and $71,230 for six-month periods ended June 30, 2021, and 2020, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2021, through the date the financial statements were issued and determined that there were the following subsequent events:

On July 21, 2021, the Company issued 310,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On July 21, 2021, the Company issued 300,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On July 21, 2021, the Company issued 310,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On July 21, 2021, the Company issued 300,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On July 22, 2021, the Company issued 1,300,000 shares of common stock of the Company valued at $0.06 per share as a component of a note payable.

On July 26, 2021, the Company filed a Certificate of Designation and Amendment with the Nevada Secretary of State to increase the number of shares constituting the Series B Convertible Preferred Stock from 250,000 to 350,000.

On July 26, 2021, the Company sold 7,500 units at $7 per unit consisting of 7,500 shares of Series B Preferred Stock and 750,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10 to an accredited investor by subscription agreement.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	our ability to efficiently manage and repay our debt obligations;
●	our inability to raise additional financing for working capital;
●	our ability to generate sufficient revenue in our targeted markets to support operations;
●	significant dilution resulting from our financing activities;
●	actions and initiatives taken by both current and potential competitors;
●	supply chain disruptions for components used in our products;
●	manufacturers inability to deliver components or products on time;
●	our ability to diversify our operations;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	deterioration in general or global economic, market and political conditions;
●	inability to efficiently manage our operations;
●	inability to achieve future operating results;
●	the unavailability of funds for capital expenditures;
●	our ability to recruit, hire and retain key employees;
●	the inability of management to effectively implement our strategies and business plans; and
●	the other risks and uncertainties detailed in this report.

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

For purposes of this Quarterly Report, “American Rebel” “we,” “our,” “us,” or similar references refers to American Rebel Holdings. and its consolidated wholly-owned subsidiary, unless the context requires otherwise.

Description of Business

Company Overview

American Rebel is a designer and marketer of branded safes and personal security products, including vault doors and personal handgun safes, for sale to a variety of consumers, including individuals seeking home, office or personal protection, manufacturers, gun enthusiasts, collectors, hunters, sportsmen, and competitive shooters. We focus on developing and producing premier safes that are carefully designed to promote home and gun safety, in addition to the protection of every family’s treasured valuables and assets. Our product line ranges from high grade safes built to withstand severe attack, to personal security products that perform to a high standard.

We are a proud American company that uses US-made steel as the primary component of our safes and personal security products. We are honored by the trust placed in our products to preserve our customers’ priceless keepsakes, family heirlooms and treasured memories, and we aim to make it affordable for every home and need by striving for what we believe is the most competitive pricing and value in the market. That is why we do all that we can to make sure every product we build protects what is most important to your family and is worthy of our patriotic brand.

We take pride in the safety, quality, reliability, features, innovation, performance, and emphasis on affordable price of our products. We believe that our products deliver features and benefits that are not typically available in our price points.

Our vision is to modernize the safe storage and concealed carry industry by bringing new technologies to market. We intend to do that through acquisition and application of intellectual property that is unique to the industry and through investing in manufacturing equipment and processes that enable us to compete nationally.

To enhance the strength of our brands and drive product demand, we emphasize product manufacturing and mechanical innovation to improve the performance, quality, and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products at competitive prices that compete with high-end safes.

We believe safes are becoming a ‘must-have’ appliance in every household. We believe that our safes, that are equipped with technologically advanced components and design, offer customers the peace of mind they need. Through our growing network of dealers, we promote and sell our products primarily through independent safe specialty stores, select national and regional retailers, local specialty firearms stores, as well as via e-commerce.

We generate revenue from the following activities:

●	Safes – consist of a wide range of home, office and personal safe models in a broad assortment of sizes, features and styles. Products are marketed under the American Rebel brand. Although demand for our safes is strong across all segments of our customers, including individuals and families who wish to protect their valuables, to collectors and dispensaries servicing community, Firearm enthusiasts and self-defense advocates have traditionally been using our safes for responsible gun storage purposes. Therefore, we expect to benefit from increasing awareness of the need for safe storage of firearms.

●	Concealed Carry Backpacks – consist of an assortment of sizes, features and styles of concealed carry backpacks with our innovative protection pocket which utilizes a sandwich concept to hold the firearm in a secure position. These unique concealed carry products are designed for everyday use while keeping your firearm concealed, safe and easily accessible.

●	Apparel – we offer wide range of concealed carry jackets, vests and coats for men and women. Our Freedom Jacket 2.0 incorporates a significant advance in the operation of the concealment pocket. We also proudly offer patriotic apparel for the whole family, with the imprint of the American Rebel. Our apparel line serves as “point man” for the brand, often the first exposure that people have to all things American Rebel. Our branded apparel line is forever relevant, current and bold. We place emphasis on styling that complements our enthusiasts customers’ lifestyle, representing the values of our community and quintessential American character.

The costs of our revenue primarily consist of productions costs, product development, consulting, and marketing and brand development fees.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has had a significant effect on the safe and personal security industry and on the apparel industry. If the recovery from the COVID-19 pandemic is not robust, the impact could be prolonged and severe. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. While our manufacturing capabilities have been suffering, and could continue to suffer from mandatory, forced production disruptions, which negatively impact our ability to satisfy the demand for our products, as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new customers resulting from the increasing demand for home, office and personal safety and security. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, management worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its safes and personal security products will keep growing later in 2021, as more customers spending more time working remotely, and increasing regulation in many states mandating safe ammunition storage, accelerating the demand for our responsible solution safes and making them necessary appliance for any household, providing protection for expensive firearms and other valuables. Overall, management is focused on effectively positioning the Company for meeting the increasing demand for our safes and faster turnaround production.

Results of Operations

From inception through June 30, 2021, we have generated an operating deficit of $24,334,023. We expect to incur additional losses during the fiscal year ending December 31, 2021, and beyond, principally as a result of our increased investment in inventory, marketing expenses, and the limited sales of our new products as we seek to establish them in the marketplace.

Six Months Ended June 30, 2021 Compared To Six Months Ended June 30, 2020

Revenue and cost of goods sold

For the six months ended June 30, 2021, we reported Sales of $552,867, compared to Sales of $619,930 for the six months ended June 30, 2020. For the six months ended June 30, 2021, we reported Cost of Sales of $436,731, compared to Cost of Sales of $430,422 for the six months ended June 30, 2020. For the six months ended June 30, 2021, we reported Gross Profit of $116,136, compared to Gross Profit of $189,508 for the six months ended June 30, 2020. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the six months ended June 30, 2021, were $1,823,155 compared to $1,796,183 for the six months ended June 30, 2020, as further described below.

For the six months ended June 30, 2021, we incurred consulting and business development expenses of $1,117,219, compared to consulting and business development expenses of $267,823 for the six months ended June 30, 2020. The change in consulting and business development expenses was due to the issuance of stock as compensation.

For the six months ended June 30, 2021, we incurred product development expenses of $233,060, compared to product development expenses of 185,987 for the six months ended June 30, 2020. The change in product development expenses relates primarily to an increase of activities in preparation for new product launches.

For the six months ended June 30, 2021, we incurred marketing and brand development expenses of $104,114, compared to marketing and brand development expenses of $241,470 for the six months ended June 30, 2020. The change in marketing and brand development expenses relates primarily to a decrease of activities related to the ongoing COVID-19 pandemic, public health restrictions and cost-saving measures.

For the six months ended June 30, 2021, we incurred general and administrative expenses of $366,964, compared to general and administrative expenses of $1,069,889 for the six months ended June 30, 2020. The change relates primarily to a decrease in administrative expenses establishing company processes and procedures and cost-saving measures.

For the six months ended June 30, 2021, we incurred depreciation expense of $1,798, compared to depreciation expense of $31,014 for the six months ended June 30, 2020. The decrease in depreciation expense relates primarily to the maturity of depreciable assets.

Other income and expenses

For the six months ended June 30, 2021, we incurred interest expense of $1,118,143, compared to interest expense of $826,586 for the six months ended June 30, 2020. The increase in interest expense is due to the retirement of several debt obligations. Included in this total interest expense, during the three months ended June 30, 2021, we incurred interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans of $622,174, compared to $462,072 during the six months ended June 30, 2020, in interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the six months ended June 30, 2021, amounted to $3,463,310, resulting in a loss per share of $0.04, compared to $3,283,578 for the six months ended June 30, 2020, resulting in a loss per share of $0.06. The slight increase in the net loss from the six months ended June 30, 2020, to the six months ended June 30, 2021, is primarily due to the use of stock as compensation. The Loss on Extinguishment of Debt of $638,148 incurred in the six months ended June 30, 2021 and $850,317 incurred during the six months ended June 30, 2020 created by the issuance of Common and Preferred Stock to eliminate short term debt and accrued interest expense continued the Company’s efforts to reduce debt.

Three Months Ended June 30, 2021 Compared To Three Months Ended June 30, 2020

Revenue and cost of goods sold

For the three months ended June 30, 2021, we reported Sales of $203,577, compared to Sales of $269,662 for the three months ended June 30, 2020. For the three months ended June 30, 2021, we reported Cost of Sales of $168,586, compared to Cost of Sales of $196,035 for the three months ended June 30, 2020. For the three months ended June 30, 2021, we reported Gross Profit of $34,991, compared to Gross Profit of $73,627 for the three months ended June 30, 2020. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended June 30, 2021, were $1,362,647 compared to $768,738 for the three months ended June 30, 2020, as further described below.

For the three months ended June 30, 2021, we incurred consulting and business development expenses of $971,213, compared to consulting and business development expenses of $116,818 for the three months ended June 30, 2020. The change in consulting and business development expenses was due to the issuance of stock as compensation.

For the three months ended June 30, 2021, we incurred product development expenses of $146,327, compared to product development expenses of 132,692 for the three months ended June 30, 2020. The change in product development expenses relates primarily to an increase of activities in preparation of new product launches.

For the three months ended June 30, 2021, we incurred marketing and brand development expenses of $57,774, compared to marketing and brand development expenses of $53,281 for the three months ended June 30, 2020. The change in marketing and brand development expenses relates primarily to a decrease of activities including major trade shows due to the COVID-19 pandemic and public health restrictions.

For the three months ended June 30, 2021, we incurred general and administrative expenses of $187,148, compared to general and administrative expenses of $450,440 for the three months ended June 30, 2020. The change relates primarily to a decrease in administrative expenses establishing company processes and procedures.

For the three months ended June 30, 2021, we incurred depreciation expense of $185, compared to depreciation expense of $15,507 for the three months ended June 30, 2020. The decrease in depreciation expense relates primarily to the maturity of depreciable assets.

Other income and expenses

For the three months ended June 30, 2021, we incurred interest expense of $569,891, compared to interest expense of $416,287 for the three months ended June 30, 2020. Included in this total interest expense, during the three months ended March 31, 2021, we incurred interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans of $333,781, compared to $198,990 during the three months ended March 31, 2020, in interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended June 30, 2021, amounted to $2,535,695, resulting in a loss per share of $0.03, compared to $1,111,398 for the three months ended June 30, 2020, resulting in a loss per share of $0.02. The increase in the net loss from the three months ended June 30, 2020, to the three months ended June 30, 2021, is primarily due to the issuance of stock as compensation. The Loss on Extinguishment of Debt of $638,148 incurred during the three months ended June 30, 2021, was created by issuance of Common Stock to eliminate short term debt and accrued interest expense.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We have a working capital deficit of $4,726,654 at December 31, 2020, and $3,900,780 at June 30, 2021, and have incurred a deficit of $24,334,023 from inception to June 30, 2021. We have funded operations primarily through the issuance of capital stock, convertible debt, and other securities.

During the six months ended June 30, 2021, we raised net cash of $645,005 by issuance of common and Preferred Shares, as compared to $7,000 for the six months ended June 31, 2020. During the six months ended June 30, 2021, we raised net cash of $0 through the issuance of a convertible promissory note, as compared to $125,000 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we raised net cash of $1,280,000 through the issuance of notes payable secured by inventory, as compared to $1,481,149 for the six months ended June 30, 2020. During the six months ended June 30, 2021, we repaid $0 on loans received from our CEO, as compared to $0 that we repaid in loans from our CEO during the six months ended June 30, 2020.

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

Emerging Growth Company - We qualify as an “emerging growth company” under the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;”

●	Obtain shareholder approval of any golden parachute payments not previously approved; and

●	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

Not applicable.

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

Part II: Other Information

Item 1 - Legal Proceedings

We are currently not involved in any material litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1a – Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2 - Unregistered Sales of Equity Securities

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

On April 20, 2021, the Company issued 150,000 shares of common stock valued at $0.06 per share as payment for services rendered.

On April 22, 2021, we issued 2,000,000 shares of common stock, with a stated value of $100,687.97, as part of the settlement of a secured note.

On June 11, 2021, the Company sold 10,000 units at $7 per unit for $70,000 to an accredited investor by subscription agreement. The units consisted of 10,000 shares of Series B Preferred Stock and 1,000,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 14, 2021, the Company sold 5,000 units at $7 per unit for $35,000 to an accredited investor by subscription agreement. The units consisted of 5,000 shares of Series B Preferred Stock and 500,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 14, 2021, a holder of various outstanding notes converted outstanding principal and interest to 42,658 units at $7 per unit consisting of 42,658 shares of Series B Preferred Stock and 4,265,800 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 15, 2021, a holder of various outstanding notes converted outstanding principal and interest to 57,143 units at $7 per unit consisting of 57,143 shares of Series B Preferred Stock and 5,714,300 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 15, 2021, a holder of an outstanding note converted outstanding principal and interest to 75,143 units at $7 per unit consisting of 75,143 shares of Series B Preferred Stock and 7,514,300 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 18, 2021, the Company sold 28,572 units at $7 per unit for $200,004 to an accredited investor by subscription agreement. The units consisted of 28,572 shares of Series B Preferred Stock and 2,857,200 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 21, 2021, a holder of an outstanding note converted a portion of outstanding principal to 50,000 units at $7 per unit consisting of 50,000 shares of Series B Preferred Stock and 5,000,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 28, 2021, the Company sold 5,000 units at $7 per unit for $35,000 to an accredited investor by subscription agreement. The units consisted of 5,000 shares of Series B Preferred Stock and 500,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 29, 2021, a holder of an outstanding note converted outstanding principal and interest to 16,000 units at $7 per unit consisting of 16,000 shares of Series B Preferred Stock and 1,600,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 29, 2021, a holder of an outstanding note converted outstanding principal and interest to 8,000 units at $7 per unit consisting of 8,000 shares of Series B Preferred Stock and 800,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 30, 2021, the Company sold 15,000 units at $7 per unit for $105,000 to an accredited investor by subscription agreement. The units consisted of 15,000 shares of Series B Preferred Stock and 1,500,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On June 30, 2021, the Company sold 7,143 units at $7 per unit for $50,001 to an accredited investor by subscription agreement. The units consisted of 7,143 shares of Series B Preferred Stock and 714,300 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

Subsequent Issuances after Quarter-End

On July 21, 2021, the Company issued 310,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On July 21, 2021, the Company issued 300,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On July 21, 2021, the Company issued 310,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On July 21, 2021, the Company issued 300,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

On July 22, 2021, the Company issued 1,300,000 shares of common stock of the Company valued at $0.06 per share as a component of a note payable.

On July 26, 2021, the Company sold 7,500 units at $7 per unit for $52,500 to an accredited investor by subscription agreement. The units consisted of 7,500 shares of Series B Preferred Stock and 750,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On July 30, 2021, pursuant to our 2021 Long-Term Incentive Plan, we authorized the issuance of 753,242 shares of common stock to Rocco LaVista, our VP of Business Development, for services.

On August 3, 2021, pursuant to our 2021 Long-Term Incentive Plan, we authorized the issuance of 753,242 shares of common stock to Charles A. Ross, Jr., our CEO, for services.

On August 4, 2021, pursuant to our 2021 Long-Term Incentive Plan, we authorized the issuance of 753,241 shares of common stock to Doug E. Grau, our President, for services.

On August 12, the Company issued 310,000 shares of common stock of the Company valued at $0.06 per share as an interest payment on an outstanding note.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2021.

Item 3 – Defaults upon Senior Securities

We have entered into a number of promissory notes, some of which are in default as of June 30, 2021, or went into default before the filing of this Quarterly Report (See Note 7 to the financial statements).

As of June 30, 2021, we only had cash and cash equivalents of $267,367 and had a significant amount of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Quarterly Report none of the lenders have pursued their legal remedies. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of debt securities. There is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Amended and Restated Articles of Incorporation

Pursuant to the May 21, 2021, majority consent of stockholders in lieu of an annual meeting, the Company amended and restated its Articles of Incorporation effective as of July 14, 2021. A copy of the amended and restated articles of incorporation were attached to the Form 8-K filed on July 28, 2021, as Exhibit 3.1.

Articles – Amended Designation of Series B Preferred Stock

Effective July 26, 2021, the board of directors approved amending the certificate of designation of the Registrant’s Series B Preferred Stock to increase the authorized shares of Series B Preferred Stock from 250,000 shares to 350,000. The amended certificate of designation was attached to the Form 8-K filed on July 28, 2021 as Exhibit 4.1.

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form S-1, filed August 4, 2015)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Form S-1, filed August 4, 2015)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)

3.4	Amended and Restated Articles of Incorporation effective July 14, 2021 ((Incorporated by reference to Exhibit 3.1 to Form 8-K, filed July 28, 2021)

4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)

4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)

4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)

4.4	$100,000 Note dated June 10, 2020 (Incorporated by reference to Exhibit 4.2 to Form 10-Q, filed August 14, 2020)

4.5	$101,000 Note dated June 18, 2020 (Incorporated by reference to Exhibit 4.3 to Form 10-Q, filed August 14, 2020)

4.6	$75,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 4.4 to Form 10-Q, filed August 14, 2020)

4.7	$50,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 4.5 to Form 10-Q, filed August 14, 2020)

4.8	$102,000 Note dated July 3, 2020 (Incorporated by reference to Exhibit 4.6 to Form 10-Q, filed August 14, 2020)

4.9	$150,000 Note dated July 31, 2020 (Incorporated by reference to Exhibit 4.7 to Form 10-Q, filed August 14, 2020)

4.10	$150,000 Note dated August 3, 2020 (Incorporated by reference to Exhibit 4.8 to Form 10-Q, filed August 14, 2020)

4.11	$350,000 Labrys Promissory Note dated September 29, 2020 (Incorporated by reference to Exhibit 4.9 to Form 10-Q, filed November 16, 2020)

4.12	Digital Ally $250,000 Note dated October 1, 2020 (Incorporated by reference to Exhibit 4.10 to Form 10-Q, filed November 16, 2020)

4.13	$100,000 Note dated October 6, 2020 (Incorporated by reference to Exhibit 4.11 to Form 10-Q, filed November 16, 2020)

4.14	$200,000 Note dated October 13, 2020 (Incorporated by reference to Exhibit 4.12 to Form 10-Q, filed November 16, 2020)

4.15	Digital Ally $250,000 Note dated October 21, 2020 (Incorporated by reference to Exhibit 4.13 to Form 10-Q, filed November 16, 2020)

4.16	$1,000,000 Bridge Loan Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 4.13 to Form 10-K, filed May 17, 2021)

10.1	$250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.6 to Form 10-Q, filed June 18, 2019)

10.2	Notice of Amendment to June 29, 2018 Note (Incorporated by reference to Exhibit 10.7 to Form 10-Q, filed June 18, 2019)

10.3	$50,000 Convertible Term Note dated October 2, 2018 (Incorporated by reference to Exhibit 10.8 to Form 10-Q, filed June 18, 2019)

10.4	$100,000 Convertible Term Note dated October 5, 2018 (Incorporated by reference to Exhibit 10.9 to Form 10-Q, filed June 18, 2019)

10.5	$400,000 Working Capital Loan Agreement and Note dated November 1, 2018 (Incorporated by reference to Exhibit 10.10 to Form 10-Q, filed June 18, 2019)

10.6	$130,000 Loan and Security Agreement to invest in safe inventory dated January 2, 2019 (Incorporated by reference to Exhibit 10.11 to Form 10-Q, filed June 18, 2019)

10.7	$55,000 Loan Agreement dated January 14, 2019 (Incorporated by reference to Exhibit 10.12 to Form 10-Q, filed June 18, 2019)

10.8	$25,000 Loan Agreement dated January 15, 2019 (Incorporated by reference to Exhibit 10.13 to Form 10-Q, filed June 18, 2019)

10.9	$300,000 Loan Agreement dated January 22, 2019 (Incorporated by reference to Exhibit 10.14 to Form 10-Q, filed June 18, 2019)

10.10	$150,000 Convertible Term Note dated March 1, 2019 (Incorporated by reference to Exhibit 10.15 to Form 10-Q, filed June 18, 2019)

10.11	$125,000 Convertible Promissory Note dated February 15, 2020 (Incorporated by reference to Exhibit 10.16 to Form 10-Q, filed June 26, 2020)

10.12	$90,000 Note dated February 18, 2020 (Incorporated by reference to Exhibit 10.17 to Form 10-Q, filed June 26, 2020)

10.13	$180,000 Note dated February 20, 2020 (Incorporated by reference to Exhibit 10.18 to Form 10-Q, filed June 26, 2020)

10.14	$200,000 Note dated March 6, 2020 (Incorporated by reference to Exhibit 10.19 to Form 10-Q, filed June 26, 2020)

10.15	$722,422 Amortized Note dated March 10, 2020 (Incorporated by reference to Exhibit 10.20 to Form 10-Q, filed June 26, 2020)

10.16	$90,000 Note dated March 11, 2020 (Incorporated by reference to Exhibit 10.21 to Form 10-Q, filed June 26, 2020)

10.17	$300,000 Note dated March 26, 2020 (Incorporated by reference to Exhibit 10.22 to Form 10-Q, filed June 26, 2020)

10.18	$100,000 Note dated May 20, 2020 (Incorporated by reference to Exhibit 10.23 to Form 10-Q, filed June 26, 2020)

10.19	$75,000 Note dated June 29, 2020 (Incorporated by reference to Exhibit 10.24 to Form 10-Q, filed August 14, 2020)

10.20	Labrys Fund $150,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.25 to Form 10-Q, filed August 14, 2020)

10.21	EMA Financial $150,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.26 to Form 10-Q, filed August 14, 2020)

10.22	Labrys Fund $350,000 Securities Purchase Agreement (Incorporated by reference to Exhibit 10.27 to Form 10-Q, filed November 16, 2020)

10.23	Digital Ally $250,000 Note dated October 1, 2020 (Incorporated by reference to Exhibit 10.28 to Form 10-Q, filed November 16, 2020)

10.24	$100,000 Note dated October 6, 2020 (Incorporated by reference to Exhibit 10.29 to Form 10-Q, filed November 16, 2020)

10.25	$200,000 Note dated October 13, 2020 (Incorporated by reference to Exhibit 10.30 to Form 10-Q, filed November 16, 2020)

10.26	Digital Ally $250,000 Note dated October 21, 2020 (Incorporated by reference to Exhibit 10.31 to Form 10-Q, filed November 16, 2020)

10.27†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)

10.28†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)

10.29†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)

10.30	$100,000 Note dated September 10, 2020 (Incorporated by reference to Exhibit 10.30 to Form 10-K, filed May 17, 2021)

10.31	$450,000 Note dated November 1, 2020 (Incorporated by reference to Exhibit 10.31 to Form 10-K, filed May 17, 2021)

10.32	$150,000 Note dated November 1, 2020 (Incorporated by reference to Exhibit 10.32 to Form 10-K, filed May 17, 2021)

10.33	$118,049 Note dated November 19, 2020 (Incorporated by reference to Exhibit 10.33 to Form 10-K, filed May 17, 2021)

10.34	$109,200 Note dated November 20, 2020 (Incorporated by reference to Exhibit 10.34 to Form 10-K, filed May 17, 2021)

10.35	$60,000 Note dated December 16, 2020 (Incorporated by reference to Exhibit 10.35 to Form 10-K, filed May 17, 2021)

10.36	$40,000 Note dated January 6, 2021 (Incorporated by reference to Exhibit 10.36 to Form 10-K, filed May 17, 2021)

10.37	$50,000 Note dated March 4, 2021 (Incorporated by reference to Exhibit 10.37 to Form 10-K, filed May 17, 2021)

10.38	Forbearance Agreement dated March 31, 2021 (Incorporated by reference to Exhibit 10.38 to Form 10-K, filed May 17, 2021)

10.39	$1,000,000 Bridge Loan Note dated April 9, 2021 (Incorporated by reference to Exhibit 10.39 to Form 10-K, filed May 17, 2021)

10.40†	Smith Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.40 to Form 10-K, filed May 17, 2021)

10.41†	LaVista Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.41 to Form 10-K, filed May 17, 2021)

10.42†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)

10.43†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)

10.44	$591,000 Secured Replacement Note dated April 18, 2021 (Incorporated by reference to Exhibit 10.44 to Form 10-K, filed May 17, 2021)

10.45	Digital Ally Debt Settlement Agreement and Mutual Release dated April 21, 2021 (Incorporated by reference to Exhibit 10.45 to Form 10-K, filed May 17, 2021)

10.46	Settlement Agreement dated April 22, 2021 (Incorporated by reference to Exhibit 10.46 to Form 10-K, filed May 17, 2021)

10.47	Officer loan dated April 30, 2021 (Incorporated by reference to Exhibit 10.47 to Form 10-K, filed May 17, 2021)

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

Dated: August 16, 2021

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.
By:	Charles A. Ross, Jr., President, CEO, Principal Executive Officer,
Treasurer, CFO, Principal Financial Officer and Principal Accounting Officer

