Form 10-Q
period 2021-09-30
AMERICAN REBEL HOLDINGS INC
filed 2021-11-15
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 000-55728

AMERICAN REBEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199, Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 267-3235

Copies of communications to:

Joseph Lucosky, Esq	Anthony N. DeMint, Esq.
Adele Hogan, Esq.	DeMint Law, PLLC
Lucosky Brookman LLP	3753 Howard Hughes Parkway
101 Wood Avenue South	Second Floor, Suite 314
5th Floor	Las Vegas, Nevada 89169
Iselin, NJ 08830	(702) 714-0889
(732) 395-4402	anthony@demintlaw.com
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares of the registrant’s common stock outstanding as of November 15, 2021, was 127,789,623 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	3

	Consolidated Condensed Balance Sheets of American Rebel Holdings, Inc. at September 30, 2021 (unaudited) and December 31, 2020 (audited)	3

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the three months ended September 30, 2021 and 2020 (unaudited)	4

	Consolidated Condensed Statements of Operations of American Rebel Holdings, Inc. for the nine months ended September 30, 2021 and 2020 (unaudited)	5

	Consolidated Condensed Statements of Stockholders Deficit of American Rebel Holdings, Inc. for the nine months ended September 30, 2021 and 2020 (unaudited)	6

	Consolidated Condensed Statements of Cash Flows of American Rebel Holdings, Inc. for the nine months ended September 30, 2021 and 2020 (unaudited)	7

	Notes to the Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	28

Item 4.	Mine Safety Disclosure	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		31

Part I. Financial Information

Item 1.- Interim Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$218,332	$60,899
Accounts Receivable	179,233	176,844
Prepaid expense	163,492	48,640
Inventory	687,830	681,709
Inventory deposits	76,685	141,164
Total Current Assets	1,325,572	1,109,256

Property and Equipment, net	1,799	5,266

OTHER ASSETS:
Lease Deposit	-	6,841
Total Other Assets	-	6,841

TOTAL ASSETS	$1,327,371	$1,121,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	739,793	540,168
Accrued Interest – Convertible Debenture – Related Party	287,620	603,471
Loan – Officer - Related party	6,526	4,526
Loan – Working Capital, net of discounts of $1,375,608 and $777,610	3,617,514	4,672,096
Loans - Nonrelated parties	12,939	15,649
Total Current Liabilities	4,664,392	5,835,910

Convertible Debenture –Related party, net of discounts of $2,110 and $47,110	-	297,890
TOTAL LIABILITIES	4,664,392	6,133,800

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000, and 0 issued and outstanding, respectively at September 30, 2021 and December 31, 2020 Preferred shares Class A	100	-
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 276,501, and 0 issued and outstanding, respectively at September 30, 2021 and December 31, 2020 Preferred shares Class B	277	-
Common stock, $0.001 par value; 600,000,000 shares authorized; 120,508,194 and 72,807,929 issued and outstanding, respectively at September 30, 2021 and December 31, 2020	120,508	72,808
Additional paid in capital	22,302,897	15,785,468
Accumulated deficit	25,760,803	(20,870,713)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,337,021))	(5,012,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,327,371	$1,121,363

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the three months ended September 30, 2020
Revenue	$295,490	$279,308
Cost of goods sold	280,212	228,584
Gross margin	15,278	50,724

Expenses:
Consulting – business development	656,784	136,877
Product development costs	42,720	89,578
Marketing and brand development costs	34,669	90,305
Administrative and other	236,763	286,541
Depreciation expense	946	15,507
	971,882	618,808
Operating income (loss)	(956,604)	(568,084)

Other Income (Expense)
Interest expense	(382,601)	(681,076)
Gain (Loss) on extinguishment of debt	(87,575)	(68,925)
Net income (loss) before income tax provision	(1,426,780)	(1,318,085)
Provision for income tax	-	-
Net income (loss)	$(1,426,780)	$(1,318,085)
Basic and diluted income (loss) per share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	108,376,000	64,346,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Revenue	$848,357	$899,238
Cost of goods sold	716,943	659,006
Gross margin	131,414	240,232

Expenses:
Consulting – business development	1,774,003	404,700
Product development costs	275,780	275,565
Marketing and brand development costs	138,783	331,775
Administrative and other	603,727	1,356,430
Depreciation expense	2,744	46,521
	2,795,037	2,414,991
Operating income (loss)	(2,663,623)	(2,174,759)

Other Income (Expense)
Interest expense	(1,500,744)	(1,507,662)
Loss on extinguishment of debt	(725,723)	(919,242)
Net income (loss) before income tax provision	(4,890,090)	(4,601,663)
Provision for income tax	-	-
Net income (loss)	$(4,890,090)	$(4,601,663)
Basic and diluted income (loss) per share	$(0.05)	$(0.08)
Weighted average common shares outstanding - basic and diluted	92,441,000	57,492,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2019	43,062,058	-	$43,062	$-	$11,899,553	$(14,889,631)	$(2,947,016)

Common Stock issued as compensation.	17,616,000		17,616		2,531,124	-	2,548,740
Net loss	-	-	-	-	-	(2,172,180)	(2,172,180)
Balance – March 31, 2020 (Unaudited)-	60,678,058	-	$60,678	$-	$14,430,677	$(17,061,811)	$(2,570,456)
Sale of common stock.	70,000	-	70	-	6,930	-	7,000
common stock issued as compensation.	810,000	-	810	-	94,190	-	95,000

Net loss	-	-	-	-	-	(1,111,398)	(1,111,398)
Balance – June 30, 2020 (Unaudited)-	61,558,058	-	$61,558	$-	$14,531,797	$(18,173,209)	$(3,579,854)

Common stock issued as compensation.	4,839,871	-	4,840	-	484,622	-	489,462

Net loss	-	-	-	-	-	(1,318,085)	(1,318,085)
Balance – September 30, 2020 (Unaudited)-	66,397,929	-	$66,398	$-	$15,016,419	$(19,491,294)	$(4,408,477)

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2020-	72,807,929	-	$72,808	$-	$15,785,468	$(20,870,713)	$(5,012,437)

Sale of common stock.	2,500,000	-	2,500	-	147,500	-	150,000

Common Stock issued to pay expense	1,819,313	-	1,819	-	103,647	-	105,466

Net Loss	-	-	-	-	-	(927,615)	(927,615)

Balance – March 31, 2021-	77,127,242	-	$77,127	$-	$16,036,615	$(21,798,328)	$(5,684,586)

Sale of Preferred Stock.	-	70,715	-	71	494,934	-	495,005

common stock issued to pay expense	18,900,000	-	18,900	-	981,100	-	1,000,000

Preferred Stock issued to pay expense	-	248,944	-	249	2,481,489	-	2,481,738

Common stock Warrants Issued	-	-	-	-	102,613	-	102,613

Net Loss	-	-	-	-	-	(2,535,695)	(2,535,695)
Balance – June 30, 2021-	96,027,242	319,659	$96,027	$320	20,096,751	$(24,334,023)	$(4,140,925)

Sale of Preferred Stock.	-	7,500	-	7	52,493	-	52,500

Common stock issued to pay expense	16,808,535	-	16,809	-	1,081,544	-	1,098,353

Preferred Stock converted to Common stock	4,965,800	(49,658)	4,966	(50)	(4,916)	-	0

Common stock issued to reduce Debt	2.706,617	-	2,707	-	204,924	-	208,331

Preferred A shares issued				100	(100)

Common stock Warrants Issued	-	-	-	-	871,500	-	871,500

Net Loss	-	-	-	-	-	(1,426,780)	(1,426,780)
Balance – September 30, 2021-	120,508,194	277,501	$120,508	$377	22,302,897160	$(25,760,803)	$(3,337,021)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	2021	2020
	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,890,090)	$(4,601,663)
Depreciation	3,158	46,521
Expense paid through issuance of stock	2,806,826	2,142,868
Amortization of loan discount	839,434	735,664
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(6,830)	(48,071)
Change in prepaid expenses	(8,010)	201,552
Change in inventory	(6,120)	(18,098)
Change in inventory deposits	64,479	85,153
Change in accounts payable and accrued expense	201,915	244,054
Net Cash (Used in) Operating Activities	(995,238)	(1,212,020)

CASH FLOW FROM INVESTING ACTIVITIES:
	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	14,658	101,055
Proceeds of Sale of Stock	697,505	7,000
Proceeds of exercise of Warrants	-	-
Proceeds of working capital loan	2,169,100	2,208,671
Repayment of loans – nonrelated party	(1,736,000)	(1,070,481)
Net Cash Provided by Financing Activities	1,145,263	1,246,245

CHANGE IN CASH	150,025	34,225

CASH AT BEGINNING OF PERIOD	68,307	131,656

CASH AT END OF PERIOD	$218,332	$165,881

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$176,910	$119,199
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt eliminated through issue of Stock	$1,713,924	$1,517,407

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

American Rebel Holdings, Inc. (the “Company”) operates primarily as a designer and marketer of branded safes and personal security, self-defense products. Additionally, the Company designs and produces branded apparel and other accessories.

The Company promotes and sells its products primarily through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms stores, as well as online, including its website and e-commerce platforms such as Amazon.com.

The information on our website does not constitute a part of this report.

Listing and reorganization

The Company was incorporated on December 15, 2014, under the laws of the State of Nevada, as CubeScape, Inc. The Company filed a registration statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. Twenty-six (26) investors invested at a price of $0.01 per share for a total of $60,000. The direct public offering closed on December 11, 2015.

On January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. The Company completed a business combination with its majority stockholder, American Rebel, Inc. on June 19, 2017. As a result, American Rebel, Inc. became a wholly owned subsidiary of the Company.

The aforementioned acquisition of American Rebel, Inc. was accounted for as a reverse merger, which involved issuance by the Company of 17,421,000 shares of its common stock and 500,000 warrants to purchase shares of common stock to shareholders of American Rebel, Inc., and cancelled 9,000,000 shares of common stock previously owned by American Rebel, Inc.

For purposes of this Quarterly Report on Form 10-Q, “American Rebel” “we,” “our,” “us,” or similar references refers to American Rebel Holdings. and its consolidated wholly-owned subsidiary, unless the context requires otherwise.

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

Revenue recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASC on January 1, 2018. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $34,669 and $90,305 for the three-month periods ended September 30, 2021, and 2020, respectively and $138,783 and $331,775, respectively, for the nine-month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021, and December 31, 2020, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

During the three months ended September 30, 2021, the Company issued 9,849,725 shares of its common stock to pay professional and consulting fees. Total fair value of $617,068 was recorded as an expense.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2021 and December 31, 2020, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the nine-month period ended September 30, 2021, and 2020, respectively, no income tax expense has been recorded.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, its revenue from its planned operations does not cover its operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory, preparing for public product launch and ultimately selling products. As a result, the Company incurred net income (losses) for the nine months ended September 30, 2021, and 2020 of ($4,890,090) and ($3,283,578), respectively. The Company’s accumulated deficit was ($25,760,803) as of September 30, 2021, and ($20,870,713) as of December 31, 2020. The Company’s working capital deficit was ($3,338,820) as of September 30, 2021, and a deficit of ($4,726,654) as of December 31, 2020. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of operating revenues. Management believes holders of its warrants will execute their outstanding warrants generating investment capital for the Company. As of September 30, 2021, there are 54,445,663 warrants with an exercise price of $0.10 per share, 500,000 warrants with an exercise price of $0.50 per share and 275,000 warrants with an exercise price of $1.00 per share. Management is also in discussion with several investment banks and broker dealers regarding the initiation of a capital campaign.

Management believes sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock to institutional and other investors. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution to its stockholders. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay its business plan rollout.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 - INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	September 30, 2021 (unaudited)	December 31, 2020 (audited)

Inventory - Finished goods	$687,830	$681,709
Inventory deposits	76,685	141,164
	764,515	822,873
Less: Reserve for excess and obsolete	-	-
Net inventory and deposits	$764,515	$822,873

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30, 2021 (unaudited)	December 31, 2020 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(308,348)	(304,881)
Net property and equipment	$1,799	$5,266

For the nine months ended September 30, 2021, and 2020 we recognized $2,744 and $31,014 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from Charles A. Ross, the Company’s Chief Executive Officer (“CEO”), totaling $221,155. The balance at December 31, 2020 was $4,526. During the nine months ended September 30, 2021, the company received an additional $2,000 and repaid $0 of these loans resulting in a balance at September 30, 2021 of $6,526. These loans are due on demand and carry no interest.

During the year ended December 31, 2018, the Company entered into several convertible debt instruments with stockholders in the amount of $270,000, for a total of $345,000. Since public trading of the Company’s common stock began in 2018, the Company determined a Beneficial Conversion Discount, which is when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible, of $270,000 applied to the 2018 sales the Convertible Debentures (as defined in Note 8 below). The discount reduced the liability balance of the debentures to $0 when the debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount was amortized over the three-year term of the debentures. During the three months ended September 30, 2021, debentures with a face amount of $205,000 plus accrued interest was converted to equity. The discounted balance of Convertible Debentures as of September 30, 2021 was $0.

During the current year through September 30, 2021, the Company entered into a Bridge Loan Agreement dated April 9, 2021, with Ronald Smith, our Chief Operating Officer. The Bridge Loan Agreement bears 8% interest per annum and matures in 180 days. If the Company fails to raise at least $2,000,000 of additional capital through a capital campaign, then the maturity date shall be extended by thirty-six (36) months. Mr. Smith received 2,000,000 warrants to purchase the same number of shares of common stock of the Company at $0.10 per share with an exercise period of five years.

During the current year through September 30, 2021, our Mr. Smith advanced $100,000 to our primary manufacturer to purchase raw materials for our products that are being manufactured. $50,000 has been repaid to Mr. Smith with an outstanding balance remaining of $50,000.

During the current year through September 30, 2021, a greater than 5% shareholder of the Company has received 2,740,000 shares of common stock of the Company as interest due on an outstanding note.

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross was $61,332 and $110,750, respectively for the nine months ended September 30, 2021, and 2020. Mr. Ross received 6,898,242 shares of common stock of the Company during the current year through September 30, 2021.

Doug Grau serves as the Company’s President. Compensation for Mr. Grau was $70,000 and $70,000, respectively for the nine months ended September 30, 2021, and 2020. Mr. Grau received 6,898,241 shares of common stock of the Company during the current year through September 30, 2021. $43,211 is owed to Mr. Grau by the Company as unpaid expense reimbursements and $132,000 is owed to Mr. Grau in unpaid compensation.

NOTE 6 – NOTES PAYABLE – NON-RELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Loan secured by a tour bus, monthly payments of $2,710 including
interest at 12% per annum through September 2020.	$12,939	$15,649

Total recorded as current liability	$12,939	$15,649

Current and long-term portion. Total loan balance is reported as current because loans are expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the nine months ending September 30, 2021, the Company and the Company’s wholly owned operating subsidiary completed the sale of additional short-term notes under similar terms in the additional principal amount totaling $2,169,100. The notes are secured by a pledge of the Company’s assets. These short-term working capital notes mature in 30-360 days. In connection with these notes, the Company issued 600,000 shares of its common stock and 17,333,333 warrants to purchase common stock. The fair value of these share incentives was calculated to be $1,090,696. The fair value of the share incentives was recorded as a discount to the notes payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the nine months ended September 30, 2021, is $839,434.

During the nine months ending September 30, 2021, the Company and the Company’s wholly owned operating subsidiary completed the conversion of short-term notes with a face value of $3,166,973 and accrued interest to 248,944 Preferred B Units with a fair value of $2,690,069, resulting in a Loss on Extinguishment of Debt of $725,723.

As of September 30, 2021, and December 31, 2020, the outstanding balance due on the working capital notes was $4,988,633 and $4,672,096, respectively.

NOTE 8 - CONVERTIBLE DEBENTURE – RELATED PARTY

Since September 16, 2016, the Company sold an aggregate amount of $2,405,000 in convertible term notes (the “Convertible Debentures”). Interest is accrued at an annual rate of 12% and is payable in common stock at maturity. Both principal and interest may be converted into shares of common stock at a price of $0.50 per share after the passage of 181 days. The Company may redeem the debenture at its option or force conversion after common stock trades at a price in excess of $1.00 per share for five days. The Holder may force redemption after the Company raises $3 million dollars in equity. The holders of the Convertible Debentures were issued three-year warrants to purchase 2,405,000 shares of the Company’s common stock at $1.00 per share. As of December 31, 2020, the Company received $2,405,000 under this Convertible Debentures. In April and November 2018, debentures with face value of $2,060,000 plus accrued interest of $280,529 were converted into 4,681,058 shares of common stock. As of December 31, 2020, the Company had a face value of $345,000 due under the Convertible Debentures. As of September 30, 2021, all Convertible Debentures had been converted to equity.

Pursuant to the governing agreement, the Convertible Debentures featured maturities beginning September 16, 2019, and the Convertible Debenture holder, had the option to convert their principal and interest into 690,000 (plus 164,424 for accrued interest) shares of common stock. The fair value of the embedded beneficial conversion feature resulted in a discount to the Convertible Debenture – related party of $47,110 at December 31, 2020 and a discount of $0 at September 30, 2021.

During the year ended December 31, 2018, the Company sold Convertible Debentures in the amount of $270,000. Since public trading of the Company’s common stock began in 2018, the Company determined a beneficial conversion discount of $270,000 applied to the 2018 sales the Convertible Debentures. The discount reduced the liability balance of the Convertible Debentures to $0 when the Convertible Debentures were issued and recorded the proceeds of the sale as Additional paid in Capital. The discount was amortized over the three-year term of the Convertible Debentures. The discounted balance of the Convertible Debentures at September 30, 2021 was $0.

The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and fair value measurement under ASC 820 and determined that the beneficial conversion feature under the Convertible Debenture should be recorded as a discount to debt if the current price of the stock was higher than the conversion price.

The convertible debenture - related party is measured at fair value at the end of each reporting period or termination of the applicable debenture agreement with the change in fair value recorded to earnings. The fair value of the embedded beneficial conversion feature did not result in a discount to the convertible debenture - related party. The discount if and when we have one will be amortized over the term of agreement or modification to the agreement to interest expense using the straight-line method that approximates the effective interest method.

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

As of September 30, 2021, the outstanding balance due the Convertible Debentures holders was $0, including $0 in original issue discount or interest. All debentures had been converted.

NOTE 9 – EMBEDDED DERIVATIVES – FINANCIAL INSTRUMENTS

Since September 2016 the Company entered into several financial instruments, which consisted of Convertible Debentures, containing a fixed conversion feature. It is possible the fixed conversion price of the Convertible Debenture may be at a significant discount to the market price of the shares of the Company’s common stock. The Company for all intent and purposes considers these discounts to be fair market value as would be determined in an arm’s length transaction with a willing buyer and the restrictive nature of the common stock issued, unless issued pursuant to a registration or some other registered shares with the SEC.

The Company accounts for the fair value of the conversion feature in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives, which requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt and original issue discount notes payable. The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component in its results of operations. The Company valued the embedded derivatives using eight steps to determine fair value under ASC 820: (1) Identify the item to be valued and the unit of account; (2) Determine the principal or most advantageous market and the relevant market participants; (3) Select the valuation premise to be used for asset measurements; (4) Consider the risk assumptions applicable to liability measurements; (5) Identify available inputs; (6) Select the appropriate valuation technique(s); (7) Make the measurement, and (8) Determine amounts to be recognized and information to be disclosed.

The fair value of the conversion feature of the financial instrument as of September 30, 2021, was $0. The Company did not record any expense associated with the embedded derivatives at September 30, 2021. No embedded derivative expense was realized as there was no change in the conversion price.

NOTE 10 – INCOME TAXES

At September 30, 2021 and December 31, 2020, the Company had a net operating loss carryforward of $25,760,803 and $20,870,713, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	September 30, 2021 (unaudited)	December 31, 2020 (audited)
Deferred tax asset:
Net operating loss carryforward	$5,409,769	$4,382,850
Total deferred tax asset	5,409,769	4,382,850
Less: Valuation allowance	(5,409,769)	(4,382,850)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of September 30, 2021, and December 31, 2020 was $5,409,769 and $4,382,850, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2021, and December 31, 2020, and recognized 100% valuation allowance for each period.

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

Common stock

On July 21, 2021, the Company issued 1,220,000 shares of common stock as interest payments on an outstanding note.

On July 22, 2021, the Company issued 1,300,000 shares of common stock as a component of a note payable.

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

On July 29, 2021, the Company issued 800,000 shares of common stock as a conversion of Series B Preferred Stock.

On July 30, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 753,242 shares of common stock to Rocco LaVista, our VP of Business Development, for services.

On August 3, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 753,242 shares of common stock to Charles A. Ross, Jr., our CEO, for services.

On August 4, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 753,241 shares of common stock to Doug E. Grau, our President, for services.

On August 12, 2021, the Company issued 310,000 shares of common stock as an interest payment on an outstanding note.

On August 18, 2021, the Company issued 4,265,800 shares of common stock as a conversion of Series B Preferred Stock.

On September 3, 2021, the Company issued 34,489 shares of Common Stock as a component of a note.

On September 8, 2021, the Company issued 310,000 shares of common stock as an interest payment on an outstanding note.

On September 21, 2021, the Company issued 100,000 shares of common stock as a component of a note.

On September 21, 2021, the Company issued 500,000 shares of common stock as a component of a note.

On September 30, 2021, the Company issued 125,000 shares of common stock as a component of a note extension.

On September 30, 2021, the Company issued 300,000 shares of common stock as an interest payment on an outstanding note.

On September 30, 2021, the Company issued 2,759,321 shares of common stock as an interest payment on outstanding notes.

At September 30, 2021 and December 31, 2020, there were 120,508,194 and 72,807,929 shares of common stock issued and outstanding, respectively; and 276,501 and 0 shares of Series B preferred stock issued and outstanding, respectively.

NOTE 12 – WARRANTS AND OPTIONS

As of September 30, 2021, there were 55,220,633 warrants issued and outstanding. As of December 31, 2020, there were 3,395,000 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at September 30, 2021. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	September 30, 2021 (unaudited)	December 31, 2020 (audited)

Stock Price	$.06345	$0.104
Exercise Price	$.10	$0.26
Term (expected in years)	3.0	4.73
Volatility	203.44%	259.2%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	1.55%	0.18%

Stock Purchase Warrant

The following table summarizes all warrant activity for the year ended December 31, 2020, and the nine months ended September 30, 2021.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2019	2,420,000	$0.61	.23 years	-
Granted	2,550,000	$0.12	4.23 years	-
Exercised			-	-
Expired	(1,575,000)	-	-	-
Outstanding and Exercisable at December 31, 2020	3,395,000	$0.26	4.00 years	-
Granted	51,945,633	$0.10	2.04 years	-
Exercised	-	-	-	-
Expired	(120,000)	-	-	-
Outstanding and Exercisable at September 30, 2021	55,220,633	$0.11	1.92 years	-

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

Rent costs totaled approximately $138,271 and $106,086 for nine-month periods ended September 30, 2021, and 2020, respectively.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2021, through the date the financial statements were issued and determined that there were the following subsequent events:

On October 25, 2021, the Company issued 1,071,429 shares of Common stock and 1,071,429 three-year warrants to purchase Common stock for $0.10 for an investment of $75,000 to an accredited investor.

On October 29, 2021, the Company issued 1,180,000 shares of common stock as an interest payment on an outstanding note.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 500,000 shares of common stock to a financial consultant of the Company for services.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 500,000 shares of common stock to a legal consultant of the Company for services.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 500,000 shares of common stock to a consultant of the Company for services.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	We currently do not own a manufacturing facility, and future acquisition and operation of new manufacturing facilities might prove unsuccessful and could fail;

●	our success depends on our ability to introduce new products that track customer preferences;

●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;

●	as significant portion of our revenues is derived by demand for our safes and personal security products for firearms storage purposes, we depend on the availability and regulation of ammunition storage;

●	as we rely on third-party manufacturers for our safes production, our compromised operational capacity may affect our ability to meet the demand for our safes, which in turn may affect our generation of revenue;

●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;

●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;

●	we face a high degree of market competition that could result in our losing or failing to gain market share;

●	our ability to expand our sales organization to address effectively existing and new markets that we intend to target;

●	applicable laws and changing legal and regulatory requirements could harm our business and financial results;

●	our Management has control over key decision-making as a result of their control of a majority of our voting stock;

●	the loss of our founder and Chief Executive Officer, Charles A, Ross, could harm our business;

●	our inability to generate significant cash flow from sales of our products, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, as applicable, in our debt agreements;

●	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers of financial maintenance covenants, among other material terms;

●	our inability to effectively meet our short- and long-term obligations;

●	our inability to service our existing and future indebtedness or other liabilities, the failure of which could result in insolvency proceedings and result in a total loss of your equity investment;

●	given our limited corporate history it is difficult to evaluate our business and future prospects and increases the risks associated with an investment in our securities;

●	our ability to identify suitable acquisition candidates to consummate acquisitions on acceptable terms, or to successfully integrate acquisitions in connection with the execution of our growth strategy, the failure of which could disrupt our operations and adversely impact our business and operating results;

●	our inability to raise additional financing for working capital;

●	our ability to generate sufficient revenue in our targeted markets to support operations;

●	significant dilution resulting from our financing activities;

●	the actions and initiatives taken by both current and potential competitors;

●	our ability to diversify our operations;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	the deterioration in general or global economic, market and political conditions;

●	the inability to efficiently manage our operations;

●	the inability to achieve future operating results;

●	the unavailability of funds for capital expenditures;

●	the inability of management to effectively implement our strategies and business plans; and

●	the other risks and uncertainties detailed in this report.

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

Description of Business

Overview

The Company operates as a marketer of branded safes and personal security products. Additionally, the Company designs and produces branded accessories and apparel including with concealment pockets.

We focus on primarily using U.S.-made steel as the primary component of our safes and personal security products. We believe our products are designed to safely store firearms, as well as store our customers’ priceless keepsakes, family heirlooms and treasured memories, and aim to make our products accessible at various price points for home use. We believe our products are designed for safety, quality, reliability, features and performance.

In addition to branded safes, we offer an assortment of personal security products as well as apparel and accessories for men and women under the Company’s American Rebel brand. Our backpacks utilize what we believe is a distinctive sandwich-method concealment pocket, which we refer to as our Personal Protection Pocket, to hold firearms in place securely and safely. Concealment pockets on our Freedom 2.0 Concealed Carry Jackets incorporate a silent operation opening and closing with the use of a magnetic closure.

We believe that we have the potential to continue to create an American brand community presence, in part through our Chief Executive Officer, Charles A. “Andy” Ross, who has written, recorded and performs a number of songs about the American spirit of independence. We believe our customers identify with the values expressed by our Chief Executive Officer through the “American Rebel” brand.

Through our growing network of dealers, we promote and sell our products in select regional retailers and local specialty safe, sports, hunting and firearms stores, as well as via e-commerce marketplace. The brand shares a commitment to offering products of what we believe are enduring quality and comfort that allow customers to keep their valuable belongings safe on the go and express their patriotism and style, which is synonymous with the American Rebel brand.

We generate revenue from the following activities:

a.	Safes - we offer a wide range of home, office and personal safe models, in a broad assortment of sizes, features and styles, which are constructed with U.S.-made steel. Demand for our safes is relatively strong across all segments of our customers, including individuals and families seeking to protect their valuables, businesses seeking to protect valuables and irreplaceable items such as artifacts and jewelry, and dispensaries servicing the community that seek to protect their inventory and cashflow. In addition, the demand for our safes has also been relatively strong among responsible gun owners, sportsmen, competitive shooters and hunters seeking a premium and responsible solution to secure valuables and firearms, to prevent theft and to protect loved ones. We expect to benefit from increasing awareness of and need for safe storage of firearms in future periods. Below is a summary of the different safes we make:

i.	Large Safes – our current large model safe collection consists of six premium safes. All of our large safes share the same high-quality workmanship, are constructed out of 11-gauge U.S.-made steel and feature double plate steel doors, double-steel door casements and reinforced door edges. Each of these safes provide up to 75 minutes of fire protection at 1200 degrees Fahrenheit. Our safes offer a fully adjustable interior to fit our customers’ needs. Depending on the model, one side of the interior may have shelves and the other side set up to accommodate long guns. There are optional additions such as Rifle Rod Kits and Handgun Hangers to increase the storage capacity of the safe. These large safes offer greater capacity for secure storage and protection, and our safes are designed to prevent unauthorized access, including in the event of an attempted theft, natural disaster or fire. We believe that a large, highly visible safe also acts as a deterrent to any prospective thief.

ii.	Personal Safes – The safes in our compact safe collection are easy to operate and carry as they fit into briefcases, desks or under vehicle seats. These personal safes meet Transportation Security Administration (“TSA”) airline firearm guidelines and fit comfortably in luggage when required by travel regulations.

iii.	Vault Doors – Our U.S.-made vault doors combine style with what we believe are superior theft and fire protection for an elegant look that fits any decor. Newly-built, higher-end homes often add vault rooms and we believe our vault doors, which we designed to facilitate secure access to such vault rooms, provide ideal solutions for the protection of valuables and shelter from either storms or intruders. Whether it’s in the context of a safe room, a shelter, or a place to consolidate valuables, our American Rebel in- and out-swinging vault doors provide maximum functionality to facilitate a secure vault room. American Rebel vault doors are constructed of 4 ½” double steel plate thickness, A36 carbon steel panels with sandwiched fire insulation, a design that provides greater rigidity, security and fire protection. Active bolt works, which is the locking mechanism that bolts the safe door closed so that it cannot be pried open, and which is considered to be by some locksmiths among the smoothest and strongest in the industry, and three external hinges that support the weight of the door, are some of the features of the vault door. For safety and when the door is used for a panic or safe room, a quick release lever is installed inside the door.

iv.	Dispensary Safes - Our HG-INV Inventory Safe, a safe tailor-made for the cannabis industry, provides cannabis and horticultural plant home growers a reliable and safe solution. Designed with medical marijuana or recreational cannabis dispensaries in mind, including with respect to increasing governmental and insurance industry regulation to lock inventory after hours, our HG-INV Inventory Safe delivers a high level of user experience.

b.	Personal Security - our concealed carry backpack selection consists of an assortment of sizes, features and styles.

c.	Apparel and Accessories - we offer a wide range of concealed carry jackets, vests and coats for men and women. We also offer patriotic apparel for the whole family, with the American Rebel imprint. Our apparel line serves as “point man” for the brand, often acting as the first point of exposure that people have to all things American Rebel. Our apparel line is designed and branded to be stylish, patriotic and bold. We emphasize styling that complements our enthusiasts’ and customers’ lifestyle, representing the values of our community and quintessential American character. We believe the American Rebel clothing line style is not only a fashion statement; we seek to cultivate a sense of pride of belonging to our patriotic family, in our customers’ adventures and in life.

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

Recent Developments and Trends

Strategic Corporate Reorganization for Long-term Growth. We are consistently evaluating and considering appropriate strategic and acquisitions opportunities as part of its overall strategy to accelerate growth, long-term value for its stockholders and create integrated value chains’

Coronavirus (“COVID-19”) and Related Market Impact. The COVID-19 outbreak has presented evolving risks and developments domestically and internationally, as well as new opportunities for our business. Although the pandemic has not materially impacted our results and operations adversely, our ability to satisfy demand for our products could be negatively impacted by mandatory forced production disruptions of our safes’ sole third-party manufacturer and strategic partners. Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against COVID-19 by governmental agencies, could make it difficult for us to deliver goods and services to our customers. Further, travel restrictions and protective measures against COVID-19 could cause the Company to incur additional unexpected labor costs and expenses or could restrain the Company’s ability to retain the highly skilled personnel the Company needs for its operations. The extent to which COVID-19 impacts the Company’s business, sales and results of operations will depend on future developments, which are uncertain and cannot be currently predicted.

Additionally, as a result of COVID-19, at any time we may be subject to increased operating costs, supply interruptions, and difficulties in obtaining raw materials and components. To address these challenges, we continue to monitor our supply chain. We have recently entered into a contract with a third-party manufacturer to exclusively assemble our upcoming new line of safes. We believe that this vertical integration would allow us, among other benefits, to ramp up our production levels to meet expected demand for our products, provide us greater autonomy over the manufacturing process, and add what we believe are distinctive features to our safes.

We expect that the demand for home, office and personal safety and security products would remain stable, in part due to customers spending more time working remotely, increasing regulation mandating safe storage, and substantial uncertainty related to the supply chain and delivery of international goods, which in turn translate into, we believe, growth in demand for our home and personal safes as a U.S. company. We, however, cannot guarantee, that demand for our safes and personal security products will keep growing through the end of the 2021 calendar year and beyond.

Further, due to the effects of COVID-19, our management have reduced unnecessary marketing expenditures as part of continued efforts to adjust the Company’s operations to address changes in the safes and vault industry, and particularly to improve staff and human capital expenditures, while maintaining overall workforce levels.

Due to the substantial uncertainty related to the effects of the pandemic, its duration and the related market impacts, including the economic stimulus activity, we are unable to predict the specific impact the pandemic and related restrictions (including the lifting or re-imposing of restrictions due to the Delta variant or otherwise) will have on our results of operations, liquidity or long-term financial results.

Results of Operations

From inception through September 30, 2021, we have generated an operating deficit of $25,760,803. We expect to incur additional losses during the fiscal year ending December 31, 2021, and beyond, principally as a result of our increased investment in inventory, marketing expenses, and the limited sales of our new products as we seek to establish them in the marketplace.

Nine Months Ended September 30, 2021 Compared To Nine Months Ended September 30, 2020

Revenue and cost of goods sold

For the nine months ended September 30, 2021, we reported Sales of $848,357, compared to Sales of $899,238 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we reported Cost of Sales of $716,943, compared to Cost of Sales of $659,006 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we reported Gross Profit of $131,414, compared to Gross Profit of $240,232 for the nine months ended September 30, 2020. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2021, were $2,795,037 compared to $2,414,991 for the nine months ended September 30, 2020, as further described below.

For the nine months ended September 30, 2021, we incurred consulting and business development expenses of $1,774,003, compared to consulting and business development expenses of $404,700 for the nine months ended September 30, 2020. The change in consulting and business development expenses was due to the issuance of stock as compensation.

For the nine months ended September 30, 2021, we incurred product development expenses of $275,780, compared to product development expenses of $275,565 for the nine months ended September 30, 2020. There was no significant change in product development expenses.

For the nine months ended September 30, 2021, we incurred marketing and brand development expenses of $138,783, compared to marketing and brand development expenses of $331,775 for the nine months ended September 30, 2020. The change in marketing and brand development expenses relates primarily to a decrease of activities related to the ongoing COVID-19 pandemic, public health restrictions and cost-saving measures.

For the nine months ended September 30, 2021, we incurred general and administrative expenses of $603,727, compared to general and administrative expenses of $1,356,430 for the nine months ended September 30, 2020. The change relates primarily to a decrease in administrative expenses establishing company processes and procedures and cost-saving measures.

For the nine months ended September 30, 2021, we incurred depreciation expense of $2,744, compared to depreciation expense of $46,521 for the nine months ended September 30, 2020. The decrease in depreciation expense relates primarily to the maturity of depreciable assets.

Other income and expenses

For the nine months ended September 30, 2021, we incurred interest expense of $1,500,744, compared to interest expense of $1,507,662 for the nine months ended September 30, 2020. The similar amount of interest expense is due to ongoing debt refinancing and conversions of debt to equity. Included in this total interest expense, during the nine months ended September 30, 2021, we incurred interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans of $885,920, compared to $462,072 during the nine months ended September 30, 2020, in interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the nine months ended September 30, 2021, amounted to $4,890,090, resulting in a loss per share of $0.05, compared to $4,601,663 for the nine months ended September 30, 2020, resulting in a loss per share of $0.08. The slight increase in the net loss from the nine months ended September 30, 2020, to the nine months ended September 30, 2021, is primarily due to the use of stock as compensation. The Loss on Extinguishment of Debt of $725,723 incurred in the nine months ended September 30, 2021 and $919,242 incurred during the nine months ended September 30, 2020 created by the issuance of Common and Preferred Stock to eliminate short term debt and accrued interest expense continued the Company’s efforts to reduce debt.

Three Months Ended September 30, 2021 Compared To Three Months Ended September 30, 2020

Revenue and cost of goods sold

For the three months ended September 30, 2021, we reported Sales of $295,490, compared to Sales of $279,308 for the three months ended September 30, 2020. For the three months ended September 30, 2021, we reported Cost of Sales of $280,212, compared to Cost of Sales of $228,584 for the three months ended September 30, 2020. For the three months ended September 30, 2021, we reported Gross Profit of $15,278, compared to Gross Profit of $50,724 for the three months ended September 30, 2020. Sales of our products began during the fourth quarter of 2016.

Operating Expenses

Total operating expenses for the three months ended September 30, 2021, were $971,882 compared to $618,808 for the three months ended September 30, 2020, as further described below.

For the three months ended September 30, 2021, we incurred consulting and business development expenses of $656,784, compared to consulting and business development expenses of $136,877 for the three months ended September 30, 2020. The change in consulting and business development expenses was due to the issuance of stock as compensation.

For the three months ended September 30, 2021, we incurred product development expenses of $42,720, compared to product development expenses of $89,578 for the three months ended September 30, 2020. The change in product development expenses relates primarily to a decrease of activities in preparation of new product launches.

For the three months ended September 30, 2021, we incurred marketing and brand development expenses of $34,669, compared to marketing and brand development expenses of $90,305 for the three months ended September 30, 2020. The change in marketing and brand development expenses relates primarily to a decrease of activities including major trade shows due to the COVID-19 pandemic and public health restrictions.

For the three months ended September 30, 2021, we incurred general and administrative expenses of $236,763, compared to general and administrative expenses of $286,541 for the three months ended September 30, 2020. The change relates primarily to a decrease in administrative expenses establishing company processes and procedures.

For the three months ended September 30, 2021, we incurred depreciation expense of $946, compared to depreciation expense of $15,507 for the three months ended September 30, 2020. The decrease in depreciation expense relates primarily to the maturity of depreciable assets.

Other income and expenses

For the three months ended September 30, 2021, we incurred interest expense of $382,601, compared to interest expense of $681,076 for the three months ended September 30, 2020. Included in this total interest expense, during the three months ended September 30, 2021 , we incurred interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans of $216,636, compared to $198,990 during the three months ended September 30, 2020, in interest expense by amortization of the discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended September 30, 2021, amounted to $1,426,780, resulting in a loss per share of $0.01, compared to $1,318,085 for the three months ended September 30, 2020, resulting in a loss per share of $0.02. The increase in the net loss from the three months ended September 30, 2020, to the three months ended September 30, 2021, is primarily due to the issuance of stock as compensation. The Loss on Extinguishment of Debt of $87,575 incurred during the three months ended September 30, 2021, was created by issuance of Common and Preferred Stock to eliminate short term debt and accrued interest expense.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We have a working capital deficit of $4,726,654 at December 31, 2020, and $3,338,820 at September 30, 2021, and have incurred a deficit of $25,760,803 from inception to September 30, 2021. We have funded operations primarily through the issuance of capital stock, convertible debt, and other securities.

During the nine months ended September 30, 2021, we raised net cash of $697,505 by issuance of common and Preferred Shares, as compared to $7,000 for the nine months ended September 31, 2020. During the nine months ended September 30, 2021, we raised net cash of $0 through the issuance of debt instruments, as compared to $125,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we raised net cash of $2,169,100 through the issuance of notes payable secured by inventory, as compared to $2,208,671 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we repaid $0 on loans received from our CEO, as compared to $0 that we repaid in loans from our CEO during the nine months ended September 30, 2020.

As we continue with the launch of our safes and concealed carry product line we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures.

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

Debt Restructuring

The Company has recently engaged in a financial restructuring (the “Debt Restructuring”), that included extending, renewing, and structuring terms of loans with investors and third-party creditors.

Cavalry Bridge Loan

As part of the Debt Restructuring, on September 29, 2021, the Company entered into a financing transaction with accredited investor Cavalry Fund I, L.P., a Delaware limited partnership (“Cavalry”).

Pursuant to the financing transaction with Cavalry, the Company issued to Cavalry a senior secured convertible promissory note in the aggregate principal amount of $1,150,000 (the “Note”). The Note has a maturity date of one year from September 29, 2021 and bears interest at a rate of 6% per annum, which is also payable on maturity. The net proceeds received by the Company were $1,035,000. The Note provided, among other covenants, for (i) optional conversion of amount due under the underlying loan into shares of the Company’s Common Stock, (ii) a mandatory conversion pursuant to which the principal amount and any accrued or unpaid interest automatically convert into the Company’s Common Stock, or into the Company’s Common Stock and warrants, if warrants are included in certain subsequent financing events, and (iii) encumbrances on all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiary of the Company. Further, in connection with the Debt Restructuring, the Company entered into a registration rights agreement whereby the Company agreed to file a registration statement covering Cavalry’s resale of all of the Common Stock underlying the loan and the warrants following 30 days of the entering into the Debt Restructuring.

Promissory Notes

As part of the Debt Restructuring (as defined above), the Company also entered into replacement notes to extend the maturity on certain prior notes.

On March 31, 2021, the Company entered into an unsecured Forbearance Agreement with an accredited investor to with respect to certain four previous notes between the accredited investor and the Company. The total outstanding amount owed to the accredited investor was $273,187.50 as of March 29, 2021. Pursuant to the Forbearance Agreement, the Company has agreed to pay an initial payment of $100,000, followed by seven monthly payments of $21,648.44 through December 2021, in exchange for delaying the exercise of rights and remedies under the previous notes by the accredited investor based on the existence of certain events of default. The Forbearance Agreement contains customary warranties, covenants and representations of the Company.

On April 18, 2021, the Company entered into a Secured Promissory Note with an accredited investor in the amount of $591,000. The Secured Promissory Note replaced and superseded a prior Secured Note with a remaining balance of $183,000 and a Consolidated Note with a remaining balance of $455,670. Payments under the Secured Promissory Note are due in accordance with a schedule, with the first payment of $100,000 due on or before April 23, 2021, and the final payment of $8,000 due on September 1, 2023. The Secured Promissory Note does not bear interest. The Secured Promissory Note contains customary warranties, covenants and representations of the Company, and a right of first refusal of the accredited investor exercisable in connection with any proposed transfer of all or any portion of the Secured Promissory Note.

On June 21, 2021, the Company entered into a $329,609.50 unsecured Promissory Note with an accredited investor. The unsecured Promissory Note bears 12% interest per annum. Principal and interest payments are due in accordance with an amortization schedule with a maturity date of June 21, 2024. The unsecured Promissory Note contains customary warranties, covenants and representations of the Company.

On July 1, 2021, the Company entered into a $600,000 unsecured Promissory Note with an accredited investor. The unsecured Promissory Note bears 12% interest per annum. The principal of the unsecured Promissory Note is due on July 1, 2022. The unsecured Promissory Note contains customary warranties, covenants and representations of the Company.

On September 3, 2021, the Company entered into an extension to the Company’s promissory note with Tomahawk Road LLC (the “Tomahawk Note”). Under the Tomahawk Note, the Company owes the principal sum of $34,489, plus interests at the rate of 15% per annum. The Company has also issued 34,489 shares of common stock as a component of entering into the Tomahawk Note. The Tomahawk Note’s principal amount, and interest thereupon accrued, is due on December 2, 2021.

On September 13, 2021, the Company entered into a replacement promissory note with Erick Thompson (the “Thompson Note”) in order to extend its maturity date. Under the Thompson Note, the Company owes the principal sum of $106,000, plus interests of 12% per annum on the outstanding amount from September 13, 2021. The Company has also issued 100,000 shares of restricted common stock as a component of entering into the Thompson Note. The Thompson Note’s principal amount, and interest thereupon accrued, is due on December 13, 2021.

On September 13, 2021, the Company entered into a replacement promissory with Ronald Smith (the “Smith Note”) in order to extend its maturity date. Under the Smith Note, the Company owes the principal sum of $562,991.78, plus interests of 8.4% per annum on the outstanding amount from September 13, 2021. The Company has also issued 500,000 shares of restricted common stock as a component of entering into the Smith Note. The Smith Note’s principal amount, and interest thereupon accrued, is due on December 13, 2021.

On September 15, 2021, the Company entered into a replacement promissory with Christopher Zabel (the “Zabel Note”) in order to extend its maturity date. Under the Zabel Note, the Company owes the principal sum of $125,301.76, plus interests of 18% per annum on the outstanding amount from September 15, 2021. The Company has also issued 125,000 shares of restricted common stock as a component of entering into the Zabel Note. The Zabel Note’s principal amount, and interest thereupon accrued, is due on December 15, 2021.

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

Item 1a – Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2 - Unregistered Sales of Equity Securities

On July 21, 2021, the Company issued 1,220,000 shares of common stock valued at $0.06 per share as interest payments on an outstanding note.

On July 22, 2021, the Company issued 1,300,000 shares of common stock valued at $0.06 per share as a component of a note payable.

On July 26, 2021, the Company sold 7,500 units at $7 per unit for $52,500 to an accredited investor by subscription agreement. The units consisted of 7,500 shares of Series B Preferred Stock and 750,000 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On July 30, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 753,242 shares of common stock to Rocco LaVista, our VP of Business Development, for services.

On August 3, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 753,242 shares of common stock to Charles A. Ross, Jr., our CEO, for services.

On August 4, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 753,241 shares of common stock to Doug E. Grau, our President, for services.

On August 5, 2021, the Company issued 1,896,400 shares of common stock of the Company and 1,896,400 warrants to purchase shares of common stock of the Company at $0.10 per share with a three-year expiration to an investor who converted his outstanding debt to common stock of the Company.

On August 12, 2021, the Company issued 310,000 shares of common stock valued at $0.06 per share as an interest payment on an outstanding note.

On August 18, 2021, an investor who had previously converted outstanding debt to Series B Preferred Stock converted the Series B Preferred Stock to 4,265,800 shares of common stock of the Company.

On September 3, 2021, the Company issued 34,489 shares of Common Stock of the Company as a component of a note.

On September 8, 2021, the Company issued 310,000 shares of common stock valued at $0.06 per share as an interest payment on an outstanding note.

On September 21, 2021, the Company issued 100,000 shares of common stock as a component of a note.

On September 21, 2021, the Company issued 500,000 shares of common stock of the Company as a component of a note.

On September 30, 2021, the Company issued 502,623 shares of common stock and 502,623 warrants to purchase shares of common stock of the Company at $0.10 per share with a three-year expiration to an investor who converted his outstanding debt to common stock of the Company.

On September 30, 2021, the Company issued 503,797 shares of common stock and 503,797 warrants to purchase shares of common stock of the Company at $0.10 per share with a three-year expiration to an investor who converted his outstanding debt to common stock of the Company.

On September 30, 2021, the Company issued 503,797 shares of common stock and 503,797 warrants to purchase shares of common stock of the Company at $0.10 per share with a three-year expiration to an investor who converted his outstanding debt to common stock of the Company.

On September 30, 2021, the Company issued 125,000 shares of common stock as a component of a note extension.

On September 30, 2021, the Company issued 300,000 shares of common stock valued at $0.06 per share as an interest payment on an outstanding note.

On September 30, 2021, the Company issued 2,759,321 shares of common stock as an interest payment on outstanding notes.

Subsequent Issuances after Quarter-End

On October 25, 2021, the Company sold 1,071,429 units at $0.07 per unit to an accredited investor by subscription agreement. The units consisted of 1,071,429 shares of common stock and 1,071,429 three-year warrants to purchase 1 share of common stock per warrant at $0.10.

On October 29, 2021, the Company issued 1,180,000 shares of common stock valued at $0.06 per share as an interest payment on an outstanding note.

On October 29, 2021, pursuant to our 2021 Long-Term Incentive Plan, the Company authorized the issuance of 500,000 shares of Common Stock of the Company to a financial consultant of the Company for services.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 500,000 shares of Common Stock of the Company to a legal consultant of the Company for services.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 500,000 shares of common stock of the Company to a consultant of the Company for services.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2021.

Item 3 – Defaults upon Senior Securities

We have entered into a number of promissory notes, some of which are in default as of September 30, 2021, or went into default before the filing of this Quarterly Report (See Note 7 to the financial statements).

As of September 30, 2021, we only had cash and cash equivalents of $218,332 and had approximately $290,049 of short-term debt in default. The short-term debt agreements provide legal remedies for satisfaction of defaults, including increased interest rates, default fees and other financial penalties. As of the date of this Quarterly Report none of the lenders have pursued their legal remedies. Management’s plan is to raise additional funds in the form of debt or equity in order to continue to fund losses until such time as revenues are able to sustain the Company. To date, the main source of funding has been through the issuance of debt securities. There is no assurance that management will be successful in being able to continue to obtain additional funding or defend potential litigation by note holders.

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

Articles – Amended Designation of Series B Preferred Stock

Effective July 26, 2021, the board of directors approved amending the certificate of designation of the Company’s Series B Preferred Stock to increase the authorized shares of Series B Preferred Stock from 250,000 shares to 350,000. The amended certificate of designation was attached to the Form 8-K filed on July 28, 2021 as Exhibit 4.1.

Item 6 – Exhibits

American Rebel Holdings, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form S-1, filed August 4, 2015)

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to Form S-1, filed August 4, 2015)

3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)

3.4	Amended and Restated Articles of Incorporation effective July 14, 2021 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed July 28, 2021)

4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)

4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)

4.3	Amended Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)

4.4#	Conversion of 18,964 shares of Series B Preferred Stock to 1,896,400 shares of common stock dated August 5, 2021.

4.5#	Conversion of 42,658 shares of Series B Preferred Stock to 4,265,800 shares of Common Stock dated August 18, 2021.

4.6#	$34,489 Note dated September 3, 2021.

4.7#	$125,301.76 Note dated September 15, 2021.

4.8#	$106,000 Note dated September 21, 2021.

4.9#	$562,991.78 Note dated September 21, 2021.

4.10	6% Original Issued Discount Senior Secured Convertible Promissory Note, dated September 29, 2021, issued to Cavalry Fund I, L.P. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 5, 2021)

4.11#	Conversion of $25,000 Convertible Debenture to 503,797 shares of common stock dated September 30, 2021.

4.12#	Conversion of $25,000 Convertible Debenture to 503,797 shares of common stock dated September 30, 2021.

4.13#	Conversion of $25,000 Convertible Debenture to 502,623 shares of common stock dated September 30, 2021.

10.1	Cavalry Fund I LP Securities Purchase Agreement dated September 29, 2021 $250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 5, 2021)

10.2	Promissory Note, dated September 13, 2021, by and between the Company and Ronald Smith (substituting Convertible Promissory Note, dated March 26, 2020, and Promissory Note, dated March 26, 2020, by and between the Company and Ronald Smith)

10.3	Secured Loan, dated April 9, 2021, by and between the Company and Ronald Smith.

10.4	Secured Term Loan Agreement, dated October 13, 2020, by and between the Company and Millennium Trust Co., LLC Custodian FBO Anthony Bombacie Jr. Traditional IRA.

10.5	Forbearance Agreement, dated March 31, 2021, by and between the Company and Corey Royer.

10.6	Convertible Promissory Note, dated August 3, 2020, by and between the Company and EMA Financial, LLC

10.7	Promissory Note, dated September 13, 2021, by and between the Company and Erick Thompson (substituting Term Loan Agreement, dated September 10, 2020, by and between the Company and Erick Thompson).

10.8	Settlement Agreement of Secured Promissory Note dated March 10, 2020, dated June 22, 2021, by and between the Company and Greg Burbelo.

10.9	Amendment to Promissory Note dated August 22, 2019, dated October 27, 2021, by and between the Company and Horberg Enterprises, L.P.

10.10	Secured Promissory Note, dated April 18, 2021, by and between the Company and Harvey M. Burnstein.

10.11	Promissory Note, dated September 3, 2021, by and between the Company and Tomahawk Road, LLC.

10.12	Promissory Note, dated September 17, 2021, by and between the Company and Christopher Zabel.

10.13	Secured Promissory Note, dated January 6, 2021, by and between the Company and Kylie Zabel.

10.14	2021 Long-Term Stock Incentive Plan.

10.15	Employment Agreement between the Company and Charles A. Ross, dated January 1, 2021.

10.16	Employment Agreement between the Company and Doug E. Grau, dated January 1, 2021.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 15, 2021

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.
By:	Charles A. Ross, Jr., President, CEO, Principal Executive Officer,
Treasurer, CFO, Principal Financial Officer and Principal Accounting Officer

