Form 10-K
period 2021-12-31
AMERICAN REBEL HOLDINGS INC
filed 2022-03-31
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-41267

AMERICAN REBEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

nevada	47-3892903
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199 Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 267-3235

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock Common Stock Purchase Warrants	AREB AREBW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $3,324,691 as of June 30, 2021.

The number of shares of the registrant’s Common Stock outstanding as of March 18, 2022, was 4,741,321 shares.

Documents incorporated by reference: None

AMERICAN REBEL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;
●	our ability to efficiently manage and repay our debt obligations;
●	our future operating results;
●	our inability to raise additional financing for working capital, especially related to purchasing critical inventory;
●	our ability to generate sufficient revenue in our targeted markets to support operations
●	significant dilution resulting from our financing activities:
●	actions and initiatives taken by both current and potential competitors;
●	supply chain disruptions for components used in our products;
●	manufacturers inability to deliver components or products on time;
●	our ability to diversify our operations;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	deterioration in general or global economic, market and political conditions;
●	inability to efficiently manage our operations;
●	inability to achieve future operating results;
●	the unavailability of funds for capital expenditures;
●	our ability to recruit and hire key employees;
●	the global impact of COVID-19 on the United States economy and our operations;
●	the inability of management to effectively implement our strategies and business plans;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	any possible financings; and
●	the adequacy of our cash resources and working capital.

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

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company,” “American Rebel Holdings,” “American Rebel,” “we,” “us” and “our” are references to American Rebel Holdings, Inc. and its wholly-owned operating subsidiary, American Rebel, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

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

PART I

ITEM 1. BUSINESS

Recent Events

Reverse Stock Split

On February 7, 2022, we effectuated a reverse split of our issued and outstanding shares of Common Stock at a ratio of 1-for-80. The share numbers and pricing information in this annual report are adjusted to reflect the reverse stock split.

Public Offering and Uplisting to Nasdaq

On February 9, 2022, we closed on an underwritten public offering of 2,530,121 units (the “Common Units”), at a price to the public of $4.15 per Common Unit, for aggregate gross proceeds of approximately $10.5 million, prior to deducting underwriting discounts, commissions, and other estimated offering expenses. Each Common Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (each a “Warrant” and collectively the “Warrants”). The Common Stock and Warrants were immediately separable from the Common Units and were issued and trade separately. The Warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $5.1875 per share.

We intend to use the net proceeds from this offering to repay various outstanding indebtedness and for general corporate purposes, including working capital, increased research and development expenditures and funding our growth strategies.

The shares of Common Stock and Warrants were approved to list on the Nasdaq Capital Market under the symbols “AREB” and “AREBW,” respectively, and began trading on February 7, 2022.

Second Amended and Restated Articles of Incorporation

Effective January 20, 2022, we amended and restated our articles of incorporation (the “Second Amended and Restated Articles”) through a filing with the Nevada Secretary of State.

The Second Amended and Restated Articles provide modifications to: (i) adopt a forum selection provision (Article XIII) to require that any or all internal corporate claims, including claims made in the right of the corporation, shall be brought solely and exclusively in any or all of the courts of the State of Nevada; (ii) adopt a severability provision (Article XIV); and (c) restate the Articles of Incorporation.

The Second Amended and Restated Articles were approved by written consent of holders of shares of the Common Stock and Series A Preferred Stock, representing, at the time, approximately 62.35% of the outstanding voting power of the Company and by unanimous consent of our board of directors.

The foregoing summary is qualified in its entirety by reference to the Second Amended and Restated Articles, which are filed as Exhibit 3.4 to this annual report and incorporated by reference herein.

Amended and Restated Bylaws

On January 25, 2022, our Board of Directors, acting by unanimous written consent, approved certain amendments to our Bylaws (the “Amended and Restated Bylaws”). The Amended and Restated Bylaws became effective on February 9, 2022, upon their execution by the Company’s Chief Executive Officer.

As previously reported on our Schedule 14C Information Statement that was filed with the SEC on November 26, 2021, the Amended and Restated Bylaws were amended to implement, among other changes, a forum selection bylaw (the “Exclusive Forum Amendment”). The Exclusive Forum Amendment provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for or based on a breach of fiduciary duty owed by any current or former director or officer or other employee of the Company to the Company or its stockholders, (iii) any action asserting a claim against the Company or any current or former director or officer or other employee of the Company arising pursuant to any provision of the Nevada Revised Statutes or the Company’s certificate of incorporation or Bylaws (as either may be amended from time to time), and (iv) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine, shall be the courts located in Clark County in the State of Nevada (or, if the courts in Clark County in the State of Nevada does not have jurisdiction, the federal district court for the District of Nevada).

The Amended and Restated Bylaws were approved by written consent of holders of shares of the Common Stock and Series A Preferred Stock, representing, at the time, approximately 62.35% of the outstanding voting power of the Company.

The foregoing summary is qualified in its entirety by reference to the Amended and Restated Bylaws, which were filed as Exhibit 3.1 to the Form 8-K filed on February 15, 2022.

New Officer and Directors

Concurrent with the public offering discussed above, on February 8, 2022, we elected two new independent board members (Michael Dean Smith and Ken Yonika) and appointed a new chief financial officer (John Garrison).

Corporate Summary

American Rebel Holdings, Inc. was incorporated on December 15, 2014, in the State of Nevada and is authorized to issue 600,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of $0.001 par value.

The Company operates primarily as a marketer and designer of branded safes and personal security and self-defense products. Additionally, the Company designs and produces branded apparel and accessories.

We believe that when it comes to their homes, consumers place a premium on their security and privacy. Our products are designed to offer our customers convenient, efficient and secure home and personal safes from a provider that they can trust. We are committed to offering products of enduring quality that allow customers to keep their valuable belongings protected and to express their patriotism and style, which is synonymous with the American Rebel brand.

Our safes and personal security products are constructed primarily of U.S.-made steel. We believe our products are designed to safely store firearms, as well as store our customers’ priceless keepsakes, family heirlooms and treasured memories, and we aim to make our products accessible at various price points for home use. We believe our products are designed for safety, quality, reliability, features and performance.

To enhance the strength of our brand and drive product demand, we work with our sole supplier and manufacturer to emphasize product quality and mechanical development in order to improve the performance and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products that offer features and benefits of higher-end safes at mid-line price ranges.

We believe that safes are becoming a ‘must-have appliance’ in a significant portion of households. We believe our current safes provide safety, security, style and peace of mind at competitive prices. We are in the process of developing an additional newly designed model safe, which is expected to be produced in the U.S. We anticipate our new model safe will offer and be equipped with technologically advanced features, such as independent bolt works operation, double-steel door-jamb framing, and a standardized geared locking mechanism.

In addition to branded safes, we offer an assortment of personal security products as well as apparel and accessories for men and women under the Company’s American Rebel brand. Our backpacks utilize what we believe is a distinctive sandwich-method concealment pocket, which we refer to as Personal Protection Pocket, to hold firearms in place securely and safely. The concealment pockets on our Freedom 2.0 Concealed Carry Jackets incorporate a silent operation opening and closing with the use of a magnetic closure.

We believe that we have the potential to continue to create a brand community presence around the core ideals and beliefs of America, in part through our Chief Executive Officer, Charles A. “Andy” Ross, who has written, recorded and performs a number of songs about the American spirit of independence. We believe our customers identify with the values expressed by our Chief Executive Officer through the “American Rebel” brand.

Through our growing network of dealers, we promote and sell our products in select regional retailers and local specialty safe, sporting goods, hunting and firearms stores, as well as online, including our website and e-commerce platforms such as Amazon.com.

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

American Rebel Safes

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

Reasons gun owners should own a gun safe:

●	If you are a gun owner and you have children, many states have a law in place that you have to have your gun locked in a safe, away from children. This will prevent your children from getting the gun and hurting themselves or someone else.

●	Some states have a law in place that you have to keep your gun locked away when it is not in use even if you don’t have children in your home. California has a law that you have to have your gun locked in a firearms safety device that is considered safe by the California Department of Justice (DOJ). When you buy a safe, you should see if it has approval from the California DOJ.

●	Many gun owners own more guns than insurance will cover. Many insurance companies only cover $3,000 worth of guns. Are your weapons worth more? If so, you should invest in a gun safe to make sure your guns are protected from fire, water, and thieves.

●	Many insurance companies may give you a discount if you own a gun safe. If you own a gun safe or you purchase one, you should see if your insurance company is one that offers a discount for this. A safe can protect your guns and possibly save you money.

●	Do people know you own guns? You might not know that many burglaries are carried out by people they know.

●	If a person you know breaks into your home, steals your gun, and murders someone you could be charged with a crime you didn’t commit, or the victim’s family could sue you.

●	Gun safes can protect your guns in the event your home goes up in flames. When buying a safe, you should see if it will protect your firearm or any other valuables from fire damage.

●	You might be the type of person that has a gun in your home for protection. A gun locked in a safe can still offer you protection. There are quick access gun safes on the market. With a quick access gun safe, you can still retrieve your gun in a few seconds, but when it isn’t needed it will be protected.

A gun safe is the best investment a gun owner can make because the safe can protect guns from thieves, fire, water, or accidents. Bills or ballot measures to require safe storage have been discussed in Delaware, Washington, Oregon, Missouri and Virginia; and various laws are on the books in California and Massachusetts. Even a figure as staunchly pro-gun as Texas’s Republican lieutenant governor, Dan Patrick, called on gun-owning parents to lock up their weapons after the Santa Fe shooting. The gun safe industry is experiencing rapid growth and innovation. American Rebel CEO Andy Ross and the rest of the American Rebel team are committed to fulfilling the opportunity in the gun safe market and filling the identified void with American Rebel Gun Safes.

Below is a summary of the different safes we offer:

i.	Large Safes – our current large model safe collection consists of six premium safes. All of our large safes share the same high-quality workmanship, are constructed out of 11-gauge U.S.-made steel and feature a double plate steel door, double-steel door casements and reinforced door edges. Each of these safes provide up to 75 minutes of fire protection at 1200 degrees Fahrenheit. Our safes offer a fully adjustable interior to fit our customers’ needs. Depending on the model, one side of the interior may have shelves and the other side set up to accommodate long guns. There are optional additions such as Rifle Rod Kits and Handgun Hangers to increase the storage capacity of the safe. These large safes offer greater capacity for secure storage and protection, and our safes are designed to prevent unauthorized access, including in the event of an attempted theft, natural disaster or fire. We believe that a large, highly visible safe also acts as a deterrent to any prospective thief.

ii.	Personal Safes – the safes in our compact safe collection are easy to operate and carry as they fit into briefcases, desks or under vehicle seats. These personal safes meet Transportation Security Administration (“TSA”) airline firearm guidelines and fit comfortably in luggage when required by travel regulations.

iii.	Vault Doors – our U.S.-made vault doors combine style with theft and fire protection for a look that fits any decor. Newly-built, higher-end homes often add vault rooms and we believe our vault doors, which we designed to facilitate secure access to such vault rooms, provide ideal solutions for the protection of valuables and shelter from either storms or intruders. Whether it’s in the context of a safe room, a shelter, or a place to consolidate valuables, our American Rebel in- and out-swinging vault doors provide maximum functionality to facilitate a secure vault room. American Rebel vault doors are constructed of 4 ½” double steel plate thickness, A36 carbon steel panels with sandwiched fire insulation, a design that provides greater rigidity, security and fire protection. Active boltworks, which is the locking mechanism that bolts the safe door closed so that it cannot be pried open and three external hinges that support the weight of the door, are some of the features of the vault door. For safety and when the door is used for a panic or safe room, a quick release lever is installed inside the door.

iv.	Dispensary Safes - our HG-INV Inventory Safe, a safe tailor-made for the cannabis community, provides cannabis and horticultural plant home growers a reliable and safe solution to protect their inventory. Designed with medical marijuana or recreational cannabis dispensaries in mind and increasing governmental and insurance industry regulation to lock inventory after hours, we believe our HG-INV Inventory Safe delivers a high-level user experience.

Upcoming Product Offerings

To further complement our diverse product offerings, we intend to introduce additional products in 2022. Below is a summary of our upcoming product offerings:

i. Biometrics Safes – we will be introducing our line of handgun boxes with biometrics, WiFi and Bluetooth technologies. These Biometric Safes have been designed, engineered and are ready for production.

ii. Personal Security Device – we are developing a non-lethal device that deters an attacker with an audible siren, which would draw attention to the attacker, as well as notifying the user’s support network that help is needed and providing the location of the attack.

iii. Wall Safes – wall safes can be easily hidden and provide “free” storage space since they are able to be tucked into the space between your wall and studs.

iv. Youth Protection Backpack – with the objective of keeping kids safe at school, we are designing the Youth Protection Backpack, which will incorporate a light-weight ballistic shield to provide protection when needed for our children as they go through their school day activities.

Our Competitive Strengths

We believe we are progressing toward long-term, sustainable growth, and our business has, and our future success will be driven by, the following competitive strengths:

● Powerful Brand Identity – we believe we have developed a distinctive brand that sets us apart from our competitors. This has contributed significantly to the success of our business. Our brand is predicated on patriotism and quintessential American character: protecting our loved ones. We strive to equip our safes with technologically advanced features that offer customers advanced security to provide the peace of mind they need. Maintaining, protecting and enhancing the “American Rebel” brand is critical to expanding our loyal enthusiasts base, network of dealers and other partners. Through our branded apparel and accessories, we seek to further enhance our connection with the American Rebel community and share the values of patriotism and safety for which our Company stands for. We strive to continue to meet their need for our safes and our success will depend largely on our ability to maintain customer trust, become a gun safe storage leader and continue to provide high-quality safes.

● Product Design and Development – our current safe model relies on time-tested features, such as Four-Way Active Boltworks, pinning the door shut on all four sides (compared to Three-Way Bolt works, which is prevalent in many of our competitors’ safes), and benefits that would not often be available in our price point, including 11-gauge US-made steel. The sleek exterior of our safes has garnered attention and earned the moniker from our dealers as the “safe with an attitude.” When we set out to enter the safe market, we wanted to offer a safe that we would want to buy, one that would get our attention and provide excellent value for the cost.

● Focus on Product Performance - since the introduction of our first safes, we have maintained a singular focus on creating a full range of safe, quality, reliable safes that were designed to help our customers keep their family and valuables safe at all times. We incorporate advanced features into our safes that are designed to improve strength and durability. Key elements of our current model safes’ performance include:

Double Plate Steel Door - 4 ½” Thick

Reinforced Door Edge – 7/16” Thick

Double-Steel Door Casement

Steel Walls – 11-Gauge

Diameter Door Bolts – 1 ¼” Thick

Four-Way Active Boltworks – AR-50(14), AR-40(12), AR-30(10), AR-20(10), AR-15(8), AR-12(8)

Diamond-Embedded Armor Plate

* Double Plate Steel Door is formed from two U.S.-made steel plates with fire insulation sandwiched inside. Thicker steel is placed on the outside of the door while the inner steel provides additional door rigidity and attachment for the locking mechanism and bolt works. The door edge is reinforced with up to four layers of laminated steel. Pursuant to industry-standard strength tests performed, this exclusive design offers up to 16 times greater door strength and rigidity than the “thin metal bent to look thick” doors.

* Double-Steel Door Casement is formed from two or more layers of steel and is welded around the perimeter of the door opening. Pursuant to industry-standard strength tests performed, it more than quadruples the strength of the door opening and provides a more secure and pry-resistant door mounting. Our manufacturer installs a Double-Steel Door Casement™ on our safes. We believe the reinforced door casement feature provides important security as the safe door is often a target for break-in attempts.

* Diamond-Embedded Armor Plate Industrial diamond is bonded to a tungsten steel alloy hard plate. Diamond is harder than either a cobalt or carbide drill. If drilling is attempted the diamond removes the cutting edge from the drill, thus dulling the drill bit to where it will not cut.

● Trusted Brand - we believe that we have developed a trusted brand with both retailers and consumers for delivering reliable, secure safe solutions.

● Customer Satisfaction - we believe we have established a reputation for delivering high-quality safes and personal security products in a timely manner, in accordance with regulatory requirements and our retailers’ delivery requirements and supporting our products with a consistent merchandising and marketing message. We also believe that our high level of service, combined with strong consumer demand for our products and our focused distribution strategy, produces substantial customer satisfaction and loyalty. We also believe we have cultivated an emotional connection with the brand which symbolizes a lifestyle of freedom, rugged individualism, excitement and a sense of bad boy rebellion.

● Proven Management Team - our founder and Chief Executive Officer, Charles A. Ross, Jr., has led the expansion and focus on the select product line we offer today. We believe that Mr. Ross had an immediate and positive impact on our brand, products, team members, and customers. Under Mr. Ross’s leadership, we believe that we have built a strong brand and strengthened the management team. We are refocusing on the profitability of our products, reinforcing the quality of safes to engage customers and drive sales. We believe our management team possesses an appropriate mix of skills, broad range of professional experience, and leadership designed to drive board performance and properly oversee the interests of the Company, including our long-term corporate strategy. Our management team also reflects a balanced approach to tenure that will allow the Board to benefit from a mix of newer members who bring fresh perspectives and seasoned directors who bring continuity and a deep understanding of our complex business.

Our Growth Strategy

Our goal is to enhance our position as a designer, producer and marketer of premium safes and personal security products. We have established plans to grow our business by focusing on three key areas: (1) organic growth and expansion in existing markets; (2) targeted strategic acquisitions that increase our on-premise and online product offerings, distributor and retail footprint and/or have the ability to increase and improve our manufacturing capabilities and output, and (3) expanding the scope of our operation activities to the dispensaries U.S. community.

We have developed what we believe is a multi-pronged growth strategy, as described below, to help us capitalize on a sizable opportunity. Through methodical sales and marketing efforts, we believe we have implemented several key initiatives we can use to grow our business more effectively. We believe we have made significant progress in 2021 in the largest growing segment of the safe industry, sales to first-time buyers. We also intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance stockholder value. Key elements of our strategy to achieve this goal are as follows:

Organic Growth and Expansion in Existing Markets - Build our Core Business

The cornerstone of our business has historically been our safes product offering. We are focused on continuing to develop our home, office and personal safes product lines. We are investing in adding what we believe are distinctive technology solutions to our safes.

We are also working to increase floor space dedicated to our safes and strengthen our online presence in order to expand our reach to new enthusiasts and build our devoted American Rebel community. We intend to continue to endeavor to create and provide retailers and customers with what we believe are responsible, safe, reliable and stylish products, and we expect to concentrate on tailoring our supply and distribution logistics in response to the specific demands of our customers.

We are currently developing a new additional model of our home and office safes. Our new safe model, which we expect to introduce at industry trade shows in 2022, is to be built in the U.S. through our collaboration with Industrial Maintenance Incorporated (“IMI”). The new “Made in the USA” safe model is expected to be manufactured in Topeka, Kansas, and is ready to begin production. We believe IMI’s location is very advantageous, as it is located near our sales office in Lenexa, Kansas.

We expect the new planned model to include additional features, such as a reinforced door and upgraded locking mechanism, and increased fire rating, among others. We are focused on developing a best in class, compelling combination of functionality, convenience and style without compromising the performance of our safes. We intend to use our designing and developing processes to enhance technological and time to market advantages over incumbent safe manufacturers.

While we currently rely on third-party manufacturers for the production of our current line of safes, apparel and accessories, we believe that the expected addition of manufacturing capabilities following the signing of the contract with the aforementioned manufacturer, which we anticipate to work exclusively with us, would allow us, among other benefits, to ramp up our production levels to meet expected demand for our products, provide us greater autonomy over the manufacturing process, and add what we believe are distinctive features.

Additionally, our Concealed Carry Product line and Safe line serve a large and growing market segment. We believe that interest in safes increase, as well as in our complimentary concealed carry backpacks and apparel as a byproduct, when interest of the general population in firearms increase. To this extent, the FBI’s National Instant Criminal Background Check System (NICS), which we believe serves as a proxy for gun sales since a background check is generally needed to purchase a firearm, reported a record number of background checks in 2020, 39,695,315. The prior annual record for background checks was 2019’s 28,369,750. In 2021, there were 38,876,673 background checks conducted, similar to that of 2020’s annual record which was 40% higher than the previous annual record in 2019. While we do not expect this increase in background checks to necessarily translate to an equivalent number of additional safes purchased, we do believe it might be an indicator of the increased demand in the safe market. In addition, certain states (such as Massachusetts, California, New York and Connecticut) are starting to legislate new storage requirements in respect of firearms, which is expected to have a positive impact on the sale of safes.

We continue to strive to strengthen our relationships and our brand awareness with our current distributors, dealers, manufacturers, specialty retailers and consumers and to attract other distributors, dealers, and retailers. We believe that the success of our efforts depends on the distinctive features, quality, and performance of our products; continued manufacturing capabilities and meeting demand for our safes; the effectiveness of our marketing and merchandising programs; and the dedicated customer support.

In addition, we seek to improve customer satisfaction and loyalty by offering distinctive, high-quality products on a timely and cost-attractive basis and by offering efficient customer service. We regard the features, quality, and performance of our products as the most important components of our customer satisfaction and loyalty efforts, but we also rely on customer service and support for growing our business.

Furthermore, we intend to continue improving our business operations, including research and development, component sourcing, production processes, marketing programs, and customer support. Thus, we are continuing our efforts to enhance our production by increasing daily production quantities through equipment acquisitions, expanded shifts and process improvements, increased operational availability of our equipment, reduced equipment down times, and increased overall efficiency.

We believe that by enhancing our brand recognition, our market share might grow correspondingly. Industry sources estimate that 70 million to 80 million people in the United States own an aggregate of more than 400 million firearms, creating a large potential market for our safes and personal security products. We are focusing on the premium segment of the market through the quality, distinctiveness, and performance of our products; the effectiveness of our marketing and merchandising efforts; and the attractiveness of our competitive pricing strategies.

Targeted Strategic Acquisitions for Long-term Growth

We are consistently evaluating and considering acquisitions opportunities that fit our overall growth strategy as part of our corporate mission to accelerate long-term value for our stockholders and create integrated value chains.

Along these lines, in March of 2022 we entered into a letter of intent (“LOI”) to purchase a safe manufacturer. The final structure of the acquisition will be determined by the parties following the receipt of tax, corporate and securities law advice. The acquisition will be structured as an arm’s length transaction and pursuant to the terms of the LOI the parties intend to sign a definitive agreement in respect of the acquisition on or before April 30, 2022. Under the terms of the LOI, we would acquire all of the outstanding shares of capital stock of the acquisition target, free and clear of all encumbrances for a combination of cash and stock. As part of the LOI, we gave the target a $250,000 non-refundable deposit, which will be credited to us at closing. Completion of the acquisition is subject to a number of conditions, including but not limited to the following key conditions: the target obtaining an audit of its financial statements; execution of the definitive and ancillary agreements; completion of mutually satisfactory due diligence; us obtaining sufficient financing to complete the acquisition; and receipt of all required regulatory, corporate and third-party approvals, and the fulfillment of all applicable regulatory requirements and conditions necessary to complete the acquisition.

Expanding Scope of Operations Activities by Offering Servicing Dispensaries and Brand Licensing

We continually seek to target new consumer segments for our safes. As we believe that safes are becoming a must-have household appliance, we strive to establish authenticity by selling our products to additional groups, and to expand our direct-to-consumer presence through our website and our showroom in Lenexa, Kansas.

Further, we expect the cannabis dispensary industry to be a material growth segment for our business. Several cannabis dispensary operators have expressed interest in the opportunity to help them with their inventory locking needs. Cannabis dispensaries have various insurance requirements and local ordinances requiring them to secure their inventory when the dispensary is closed. Dispensary operators have been purchasing gun safes and independently taking out the inside themselves to allow them to store cannabis inventory. Recognizing what seems to be a growing need for cannabis dispensary operators, we have designed a safe tailor-made for the cannabis industry. With the legal cannabis hyper-growth market expected to exceed $43 billion by 2025, and an increasing number of states where the growth and cultivation of cannabis is legal (California, Colorado, Hawaii, Maine, Maryland, Michigan, Montana, New Mexico, Oregon, Rhode Island, Vermont and Washington), we believe we are well positioned to address the need of dispensaries. American Rebel has a long list of dispensary operators, growers, and processors interested in the Company’s inventory control solutions. We believe that dispensary operators, growers, and processors are another fertile new growth market for our Vault Doors products, as many in the cannabis space have chosen to install entire vault rooms instead of individual inventory control safes—the American Rebel Vault Door has been the choice for that purpose.

Further, we believe that American Rebel has significant potential for branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate generating additional revenues from licensing fees earned from third parties who wish to engage the American Rebel community. While the Company does not generate material revenues from licensing fees, our management believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both of the lines of tools. Conversely, American Rebel could potentially also benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

Our website address is www.americanrebel.com. The information on our website is not part of this Annual Report, Form 10-K.

Description of Business

Our Company

American Rebel, America’s Patriotic Brand, operates primarily on designing and marketing branded safes and personal security and self-defense products. Additionally, the Company designs and produces branded accessories and apparel, including with concealment pockets.

We believe that when it comes to their homes, consumers place a premium on their security and privacy. Our products are designed to offer our customers convenient, efficient and secure home and personal safes from a provider that they can trust. We are committed to offering products of enduring quality that allow customers to keep their valuable belongings protected and to express their patriotism and style, which is synonymous with the American Rebel brand.

Our safes and personal security products are constructed primarily of U.S.-made steel. We believe our products are designed to safely store firearms, as well as store our customers’ priceless keepsakes, family heirlooms and treasured memories, and we aim to make our products accessible at various sizes and price points for home use. We believe our products are designed for safety, quality, reliability, features and performance.

To enhance the strength of our brand and drive product demand, we work with our sole supplier and manufacturer to emphasize product quality and mechanical development in order to improve the performance and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products that offer features and benefits of higher-end safes at mid-line price ranges.

We believe that safes are becoming a ‘must-have appliance’ in a significant portion of households. We believe our current safes provide safety, security, style and peace of mind at competitive prices. We are in the process of developing an additional newly designed model safe, which is expected to be produced in the U.S. We anticipate our new model safe will offer and be equipped with technologically advanced features, such as independent boltworks operation, double-steel door-jamb framing, and a standardized geared locking mechanism.

In addition to branded safes, we offer an assortment of personal security products as well as apparel and accessories for men and women under the Company’s American Rebel brand. Our backpacks utilize what we believe is a distinctive sandwich-method concealment pocket, which we refer to as Personal Protection Pocket, to hold firearms in place securely and safely. The concealment pockets on our Freedom 2.0 Concealed Carry Jackets incorporate a silent operation opening and closing with the use of a magnetic closure.

We believe that we have the potential to continue to create a brand community presence around the core ideals and beliefs of America, in part through our Chief Executive Officer, Charles A. “Andy” Ross, who has written, recorded and performs a number of songs about the American spirit of independence. We believe our customers identify with the values expressed by our Chief Executive Officer through the “American Rebel” brand.

Through our growing network of dealers, we promote and sell our products in select regional retailers and local specialty safe, sporting goods, hunting and firearms stores, as well as online, including our website and e-commerce platforms such as Amazon.com.

Our Products

We design, market and sell branded safes and personal security products, including concealed carry/self-defense products, and design and market an apparel line and complimentary accessories. We promote and sell our products primarily through retailers using a dealer network, as well as online, through our website, and on Amazon.com, where customers can place an order for our branded backpacks and apparel items.

Safes

We offer a wide range of home, office and personal safe models, in a broad assortment of sizes, features and styles, which are constructed with U.S.-made steel. Our safes exhibit the strength and rugged independence that America was built upon. American Rebel’s design makes keeping your firearms more secure in style. Products are marketed under the American Rebel brand. Although demand for our safes is strong across all segments of our customers, including individuals and families who wish to protect their valuables, to collectors and the dispensary servicing community, the demand for safe storage responsible solutions has been particularly strong among gun owners, sportsmen, competitive shooters and hunters alike. We expect to benefit from increasing awareness of and need for safe storage of firearms in future periods.

Large Safes

Our large safe collection consists of six safes in a range of sizes. All of our large safes share the same high-quality workmanship, are constructed out of 11-gauge U.S.-made steel and feature a double plate steel door, double-steel door casements and reinforced door edges. We believe that our large safes are ideal for storing valuables of significant size, and that they offer greater capacity for storage and protection. Our safes offer a fully adjustable interior to fit our customers’ needs. Depending on the model, one side of the interior may have shelves and the other side set up to accommodate long guns. The large safes are designed to be resistant to break-ins, natural disasters and fire damage, and to prevent unauthorized access and to protect your family and their valuables. A large, highly visible safe also is believed to act as a deterrent to any prospective thief. Safe storage is also top priority of our customer base who seeks to responsibly secure their firearms. Whenever a new firearm is purchased, gun owners look for our premium solution to responsibly secure them and protect their loved ones.

Our large safes selection includes the following:

AR-50

The AR-50 is our biggest safe. The AR-50 safe is designed to be strong, rugged, constructed of 11-gauge American-made steel and maintains capacity to comfortably store over 40 firearms comfortably. This premium gun safe with a double plate steel door, double-steel door casement and reinforced door edge is designed to give our customers added security and peace of mind, with 75 minutes of fire protection at 1200 degrees Fahrenheit as well as a customized shelf solution and optional additional accessories to increase the capacity to hold firearms. 72” tall, 40” wide with a depth of 28.5”.

AR-40

The AR-40 has the same footprint as the AR-50; however, it is 12” shorter with a capacity of over 30 firearms. This gun safe contains a double plate steel door, double-steel door casement and reinforced door edge, designed to give our customers secure storage. It provides 75 minutes of fire protection at 1200 degrees Fahrenheit as well as a flexible shelving system to accommodate firearm storage. The dimensions include 60” tall, 40” wide with a depth of 28.5”.

AR-30

The AR-30 offers nearly 50,000 cubic inches of storage. Built with the same strength and ruggedness as the AR-50 and AR-40 models, this safe holds over 20 firearms. This gun safe contains a double plate steel door, double-steel door casement and reinforced door edge. It is designed to give our customers the ability to store their firearms and valuables securely, with 75 minutes of fire protection at 1200 degrees Fahrenheit as well as offering optional add-on accessories to increase storage capacity. The dimensions include 60” tall, 34” wide with a depth of 24.5”.

AR-20

The AR-20 shares the quality workmanship as the other sizes with a capacity for over 15 firearms. This gun safe contains a double plate steel door, double-steel door casement and reinforced door edge is designed to prevent theft and provide protection from fire, flood and accidental access, with 75 minutes of fire protection at 1200 degrees Fahrenheit as well as a customized shelving solution. The dimensions include 60” tall, 28” wide with a depth of 22.5”.

AR-15

The AR-15 fits the bill for narrow spaces with room for over 10 firearms. Same quality construction as our other large safes including a double plate steel door, double-steel door casement and reinforced door edge is designed to give our customers added security and peace of mind, with 75 minutes of fire protection at 1200 degrees Fahrenheit as well as a customized shelving solution. The dimensions include 60” tall, 22” wide with a depth of 22.5”.

AR-12

The AR-12 is our shortest safe. It is the perfect size to store AR rifles, handguns and personal valuables. It has a capacity of over 8 AR rifles. Same quality construction as our other large safes including a double plate steel door, double-steel door casement and reinforced door edge is designed to give our customers safe storage and peace of mind, with 75 minutes of fire protection at 1200 degrees Fahrenheit as well as offering optional add-on accessories to increase storage capacity. The dimensions include 40” tall, 26” wide with a depth of 23”.

Personal safes

Our compact safes, which come in two sizes, are a responsible solution to safely secure smaller valuables or handguns. The AR-110 weighs 5 pounds and is 9.5” x 6.5” x 1.75”. The AR-120 weighs 6 pounds and is 10.5” x 7.5” x 2.1875”. These small, personal safes are easy to operate and carry as they fit into a briefcase, desk or under a vehicle seat. These personal safes meet (“TSA”) airline firearm guidelines and fit comfortably in luggage where travel regulations require it.

Vault doors

Our U.S.-made Vault Doors combine style with theft and fire protection for a look that fits any decor. Designed to offer superior protection, vault rooms provide an ideal solution for the protection of the family and any valuables. Newly-built, higher-end homes often add vault rooms and we believe our vault doors, which we designed to facilitate secure access to such vault rooms, provide ideal solutions for the protection of valuables and shelter from either storms or intruders. Whether it is a safe room, a shelter, or a place to consolidate valuables, our American Rebel In-Swinging and Out-Swinging Vault Doors provide maximum functionality to a secure vault room. American Rebel vault doors are constructed of two thick, A36 carbon steel panels with sandwiched fire insulation, a design that provides greater rigidity, security and fire protection. The active boltworks and three external hinges are some of the features of the vault door. For safety and to use the door for a panic or safe room door, a quick release lever is installed inside the door.

Dispensaries

Our inventory control safe, the HG-INV Inventory Safe, provides cannabis dispensaries a reliable and safe solution. With wide-spread legalization, medical marijuana or recreational cannabis dispensaries face increasing government regulation and insurance requirements to lock their inventory after hours. Our HG-INV Inventory Safe delivers a higher level user experience with customized shelving and our inventory notation system. The HG-INV has been introduced to the dispensary industry through trade show appearances and many of our dealers are actively cultivating dispensary business. Expanding our marketing of the HG-INV can open new markets to American Rebel.

Personal Security

Concealed Carry Backpacks – consist of an assortment of sizes, features and styles. Our XL, Large, and Medium concealed carry backpacks feature our proprietary “Personal Protection Pocket” which utilizes a sandwich method to keep handguns secure and in the desired and easily accessible position. The sandwich method is comprised of two foam pads that surround or sandwich the firearm in place. The user can access the isolated Protection Pocket from either side of the backpack. We believe these distinctive concealed carry products are designed for everyday use while keeping your firearm concealed, safe and easily accessible.

The Extra-Large Freedom and Cartwright CCW Backpack

Our largest concealed carry backpack offers ample storage, including a dedicated top loading laptop pouch and additional tablet sleeve. Both compartments are padded to protect your devices. Two large open compartments make this backpack practical for carrying documents and folders or whatever you need to tote from one place to another. Our proprietary “Protection Pocket” allows quick and easy access to your handgun from either side. Multiple interior compartments are strategically placed to secure extra magazines and accessories. Available in the Freedom and Cartwright style as well as a variety of trim color options.

Large Freedom and Cartwright CCW Backpack

Our most popular concealed carry backpack. This backpack offers ample storage, including a dedicated top loading laptop pouch and an additional tablet sleeve. Both compartments are padded to protect your devices. The size of the main compartment opening makes this backpack practical for carrying documents, folders or whatever you need to tote from one place to another. Includes our proprietary “Protection Pocket” and is available in the Freedom and Cartwright style as well as a variety of trim color options.

Medium Freedom CCW Backpack

This medium-sized backpack is designed for those who look to be more streamlined. This backpack offers ample storage, including a dedicated top loading laptop/tablet compartment and two liquid container pouches. The laptop/tablet compartment is padded to protect your devices. The main compartment is practical for carrying documents and folders or whatever you need for everyday use. Includes our proprietary “Protection Pocket”. Available in a variety of trim color options.

Small Plus CCW Backpack

Our small one-strap concealed carry backpack is designed for use while running, jogging, biking or riding a motorcycle. Our concealment pocket contains a holster and attaches to the interior with hook and loop material. Soft fleece lined pockets for your tablet, glasses case and accessories are also included. Available in dark blue or in our signature patriotic “We The People” design.

Small Freedom CCW Backpack

This one strap pack also contains a holster and attaches to the interior with hook and loop material. There is also plenty of room for a small tablet, cell phone, chargers and other necessities. Available in a variety of trim color options.

Apparel

We offer a wide range of concealed carry jackets, vests and coats for men and women, including our Freedom Jacket 2.0 which incorporates a significant advance in the operation of the concealment pocket. We also proudly offer patriotic apparel for the whole family, with the imprint of the American Rebel brand. Our apparel line serves as “point man” for the brand, often the first exposure that people have to all things American Rebel. Our branded apparel line is forever relevant, current and bold. We place emphasis on styling that complements our enthusiast customers’ lifestyle, representing the values of our community and quintessential American character. The American Rebel clothing line style is not only a fashion statement; it is the sense of pride of belonging to our patriotic family, on your adventures and in life. Our apparel collection consists of the following:

Cartwright Coats and Vests

Engineered for comfort, warmth, and versatility and mobility. Our Cartwright Concealed Carry Coats and Vests are designed with purpose and informed by the rugged demands of the everyday hard worker. Its quality construction and workmanship are designed to keep you warm and shielded from the elements. Left-hand and right-hand concealment pocket access provides for secure and safe concealment of your firearm with easy access on either side.

Freedom 2.0 Jackets and Vests for men and women

Our lightweight jackets collection is designed with magnetic pocket closures for silent, secure and safe concealment. Our lightweight jackets are crafted to facilitate easy firearm access for both right-handed and left-handed carriers.

American Rebel T-Shirts Collection

American Rebel’s T-shirts collection is created to liberate the spirit of an endless summer inside everyone and to embrace their patriotism

Our Competitive Strengths

We believe we are moving forward on a path to long-term, sustainable growth, and our business has, and our future success will be driven by, the following competitive strengths:

●	Powerful Brand Identity – we believe we have developed a strong brand that sets us apart from our competitors. We believe this is a distinguishing factor and will contribute to the future success of our business. Our brand is predicated on patriotism and quintessential American character: protecting our loved ones. We strive to equip our safes with technologically advanced features that offer customers advanced security to provide the peace of mind they need. Maintaining, protecting and enhancing the “American Rebel” brand is critical to expanding our loyal enthusiasts base, network of dealers and other partners. Through branded apparel and accessories, we seek to further develop our connection with the American Rebel community and share the values of patriotism and safety that our Company stands for. We strive to continue to meet their demand for our premium safes and will depend largely on our ability to maintain customer trust, be a gun safe storage leader and continue to provide high-quality safes,

●	Product Design and Development – our current safe model relies on what we believe are time-tested features, such as Four-Way Active Boltworks, pinning the door shut on all four sides when Three-Way Boltworks are standard in our competitors’ safes, and benefits that would not often be available in our price point, including 11-gauge US-made steel. The sleek exterior of our safes has garnered attention and earned the moniker from our dealers as the “safe with an attitude.” When we set out to enter the safe market, we wanted to offer a safe that we would want to buy, one that would get our attention and provide excellent value for the cost.

●	Focus on Product Performance - since the introduction of our first safes, we have maintained a singular focus on creating a full range of safe, quality, reliable safes that were designed to help our customers keep their family and valuables safe at all times. We incorporate advanced features into our safes that are designed to improve strength and durability. Key elements of our safes’ performance include:

Double Plate Steel Door - 4 ½” Thick

Reinforced Door Edge – 7/16” Thick

Double-Steel Door Casement

Steel Walls – 11-Gauge

Diameter Door Bolts – 1 ¼” Thick

Four-Way Active Boltworks – AR-50(14), AR-40(12), AR-30(10), AR-20(10), AR-15(8), AR-12(8)

Diamond-Embedded Armor Plate

* Double Plate Steel Door is formed from two American-made steel plates with fire insulation sandwiched inside. Thicker steel is placed on the outside of the door while the inner steel provides additional door rigidity and attachment for the locking mechanism and bolt works. The door edge is reinforced with up to four layers of laminated steel. This exclusive design offers up to 16 times greater door strength and rigidity than the “thin metal bent to look thick” doors.

* Double-Steel Door Casement is created from two or more layers of steel welded around the perimeter of the door opening. It more than quadruples the strength of the door opening and provides a more secure and pry-resistant door mounting. Our manufacturer installs a Double-Steel Door Casement on all of its models. Most of our competitors do not offer the reinforced door casement.

* Diamond-Embedded Armor Plate - Industrial diamond is bonded to a tungsten steel alloy hard plate. Diamond is harder than either a cobalt or carbide drill. If drilling is attempted the diamond removes the cutting edge from a drill – thus dulling the drill bit to where it will not cut.

●	Trusted Brand - we believe that we have developed a trusted brand with both retailers and consumers for delivering reliable, secure safe solutions.

●	Customer Satisfaction - we believe we have established a reputation for delivering high-quality safes and personal security products in a timely manner, in accordance with regulatory requirements and our retailers’ delivery requirements and supporting our products with a consistent merchandising and marketing message. We also believe that our high level of service, combined with strong consumer demand for our products and our focused distribution strategy, produces substantial customer satisfaction and loyalty. We also believe we have cultivated an emotional connection with the brand which symbolizes a lifestyle of freedom, rugged individualism, excitement and a sense of bad boy rebellion.

●	Proven Management Team - our founder and Chief Executive Officer, Charles A. Ross, Jr., has led the expansion and focus on the select product line we offer today. We believe that Mr. Ross had an immediate and positive impact on our brand, products, team members, and customers. Under Mr. Ross’s leadership, we believe that we have built a strong brand and strengthened the management team. We are refocusing on the profitability of our products, reinforcing the quality of safes and engaging customers and driving sales. We believe our management team possess an appropriate mix of skills, broad range of professional experience, and leadership designed to drive board performance and properly oversee the interests of the Company, including our long-term corporate strategy. Our management team also reflects a balanced approach to tenure that will allow the Board to benefit from a mix of newer directors who bring fresh perspectives and seasoned directors who bring continuity and a deep understanding of our complex business.

Our Growth Strategy

Our goal is to enhance our position as a designer, producer and marketer of premium safes and personal security products. We have established plans to grow our business by focusing on three key areas: (1) organic growth and expansion in existing markets; (2) targeted strategic acquisitions that increase our on-premise and online product offerings, distributor and retail footprint and/or have the ability to increase and improve our manufacturing capabilities and output, and (3) expanding the scope of our operation activities to the dispensaries U.S. community.

We have developed what we believe is a multi-pronged growth strategy, as described below, to help us capitalize on a sizable opportunity. Through methodical sales and marketing efforts, we believe we have implemented several key initiatives we can use to grow our business more effectively. We believe we have made significant progress in 2021 in the largest growing segment of the safe industry, sales to first-time buyers. We also intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance stockholder value. Key elements of our strategy to achieve this goal are as follows:

Organic Growth and Expansion in Existing Markets - Build our Core Business

The cornerstone of our business has historically been our safes product offering. We are focused on continuing to develop our home, office and personal safes product lines. We are investing in adding what we believe are distinctive technology solutions to our safes.

We are also working to increase floor space dedicated to our safes and strengthen our online presence in order to expand our reach to new enthusiasts and build our devoted American Rebel community. We intend to continue to endeavor to create and provide retailers and customers with what we believe are responsible, safe, reliable and stylish products, and we expect to concentrate on tailoring our supply and distribution logistics in response to the specific demands of our customers.

We are currently developing an additional new model of our home and office safes. Our new safe model, which we expect to introduce at industry trade shows in 2022, is to be built in the U.S. We expect the new planned model to include additional features, such as a reinforced door and upgraded locking mechanism, among others. We are focused on developing a best in class, compelling combination of functionality, convenience and style without compromising performance of our safes. We intend to use our designing and developing processes to enhance technological and time to market advantages over incumbent safe manufacturers.

While we currently rely on third-party manufacturers for the production of our current line of safes, apparel and accessories, we believe that the expected addition of manufacturing capabilities following the signing of the contract with the aforementioned US manufacturer, which we anticipate to work exclusively with us, would allow us, among other benefits, to ramp up our production levels to meet expected demand for our products, provide us greater autonomy over the manufacturing process, and add what we believe are distinctive features.

Additionally, our Concealed Carry Product line and Safe line serve a large and growing market segment. We believe that interest in safes increase, as well as in our complimentary concealed carry backpacks and apparel as a byproduct, when interest of the general population in firearms increase. To this extent, the FBI’s National Instant Criminal Background Check System (NICS), which we believe serves as a proxy for gun sales since a background check is generally needed to purchase a firearm, reported a record number of background checks in 2020, 39,695,315. The prior annual record for background checks was 2019’s 28,369,750. In 2021, there were 38,876,673 background checks conducted, similar to that of 2020’s annual record which was 40% higher than the previous annual record in 2019. While we do not expect this increase in background checks to necessarily translate to an equivalent number of additional safes purchased, we do believe it might be an indicator of the increased demand in the safe market. In addition, certain states (such as Massachusetts, California, New York and Connecticut) are starting to legislate new storage requirements in respect of firearms, which is expected to have positive impact on the sale of safes.

We continue to strive to strengthen our relationships with our current distributors, dealers, manufacturers and specialty retailers and to attract other distributors, dealers, and retailers. We believe that the success of our efforts depends on the distinctive features, quality, and performance of our products; continued manufacturing capabilities and meeting demand for our safes; the effectiveness of our marketing and merchandising programs; and the dedicated customer support.

In addition, we seek to improve customer satisfaction and loyalty by offering distinctive, high-quality products on a timely and cost-attractive basis and by offering efficient customer service. We regard the features, quality, and performance of our products as the most important components of our customer satisfaction and loyalty efforts, but we also rely on customer service and support.

Furthermore, we intend to continue improving our business operations, including research and development, component sourcing, production processes, marketing programs, and customer support. Thus, we are continuing our efforts to enhance our production by increasing daily production quantities through equipment acquisitions, expanded shifts and process improvements, increased operational availability of our equipment, reduced equipment down times, and increased overall efficiency.

We believe that by enhancing our brand recognition, our market share might grow correspondingly. Industry sources estimate that 70 million to 80 million people in the United States own an aggregate of more than 400 million firearms, creating a large potential market for our safes and personal security products. We are focusing on the premium segment of the market through the quality, distinctiveness, and performance of our products; the effectiveness of our marketing and merchandising efforts; and the attractiveness of our competitive pricing strategies.

Targeted Strategic Corporate Reorganization for Long-term Growth

We are consistently evaluating and considering acquisitions opportunities, such as the acquisition LOI described above, that fit our overall growth strategy as part of our overall mission to accelerate long-term value for our stockholders and create integrated value chains.

Expanding Scope of Operations Activities Servicing Dispensaries and Brand Licensing

We continually seek to target new consumer segments for our safes. As we believe that safes are becoming a must-have household appliance, we strive to establish authenticity by selling our products to additional groups, and to expand our direct-to-consumer presence through our website and our showroom in Lenexa, Kansas.

Further, we expect the cannabis dispensary industry to be a material growth segment for our business. Several cannabis dispensary operators have expressed interest in the opportunity to help them with their inventory locking needs. Cannabis dispensaries have various insurance requirements and local ordinances requiring them to secure their inventory when the dispensary is closed. Dispensary operators have been purchasing gun safes and independently taking out the inside themselves to allow them to store cannabis inventory. Recognizing what seems to be a growing need for cannabis dispensary operators, we have designed a safe tailor-made for the cannabis industry. With the legal cannabis hyper-growth market expected to exceed $43 billion by 2025, and an increasing number of states where the growth and cultivation of cannabis is legal (California, Colorado, Hawaii, Maine, Maryland, Michigan, Montana, New Mexico, Oregon, Rhode Island, Vermont and Washington), we believe we are well positioned to address the need of dispensaries. American Rebel has a long list of dispensary operators, growers, and processors interested in the Company’s inventory control solutions. We believe that dispensary operators, growers, and processors are another fertile new growth market for our Vault Doors products, as many in the cannabis space have chosen to install entire vault rooms instead of individual inventory control safes—the American Rebel Vault Door has been the choice for that purpose.

Further, we believe that American Rebel has significant potential for branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate to generate additional revenue from licensing fees earned from third parties who wish to engage the American Rebel community. While the Company does not generate material revenues from licensing fees, our management believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both the line of tools under their brand and the line under the American Rebel brand. Conversely, American Rebel could potentially also benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

Competition

The North American safe industry is dominated by a small number of companies. We compete primarily on the quality, safety, reliability, features, performance, brand awareness, and price of our products. Our primary competitors include companies such as Liberty Safe, Fort Knox Security Products, American Security, Sturdy Safe Company, Homeland Security Safes, SentrySafe and Champion Safe (who is also our OEM manufacturer) as well as certain other domestic manufacturers, as well as certain China-based manufactured safes. Safes manufactured in China, including Steelwater and Alpha-Guardian, have struggled under the import tariffs initiated under the administration of former U.S President Donald Trump and continued by the current administration. We believe that given the current substantial uncertainty related to the supply chain and delivery of international goods, we have a competitive advantage because our safes are not manufactured overseas.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our brand and technology, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties and prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights. We rely on a combination of patent, copyright and trade secret laws in the United States to protect our proprietary technology. We also rely on a number of United States registered, pending and common law trademarks to protect our brand “American Rebel”.

On May 29, 2018, US Patent No. 9,984,552, Firearm Detecting Luggage, was issued to us. The term of the patent is 20 years from the issuance date. In addition to our patent, we rely upon unpatented trade secrets and know-how and continuing technological development and maintain our competitive position. Trade secrets and know-how, however, can be difficult to protect. We seek to protect our proprietary information, in part, by entering into confidentiality and proprietary rights agreements with our employees and independent contractors.

Regulation

The storage of firearms and ammunition is subject to increasing federal, state and local governmental laws. While the current legislative climate does not appear to seek to limit possession of firearms, there is apparent momentum to require safe storage of firearms and ammunition. Although our safes, which are the primary driver of our sales and revenues, are designed to protect any valuables, a significant number of our safes’ end users have traditionally been gun enthusiasts, collectors, hunters, sportsmen and competitive shooters. Therefore, we expect the increasing federal, state and local governmental regulation of gun storage to have a materially positive effect on our business.

Our Customers

We primarily market and sell our products to safe-only specialty stores and independent gun stores nationwide. We also sell our products online to individuals desiring home, personal and office protection, as well as to recreational shooters and hunters. Our customers choose us for a number of reasons, including the breadth and availability of the products we offer, our extensive expertise, and the quality of our customer service.

We believe the nature of our solutions and our high-touch customer service model strengthens relationships, builds loyalty and drives repeat business as our customers’ businesses expand. In addition, we feel as if our premium product lines and comprehensive product portfolio position us well to meet our customers’ needs. Furthermore, we fully anticipate that we will be able to leverage all of the data that we are collecting from our existing customer base to make continuous improvements to our offerings and better serve our current and new customers in the future.

We intend to expand our distribution to sporting goods stores, farm and home stores, other independent retailers as well as our online customer base upon securing additional funding and setting up our first manufacturing facility.

Suppliers

We are dependent on the continued supply and manufacturing of our safes, backpacks and apparel at third-party facilities locations, which are critical to our success. Any event that causes a disruption of the operation of these facilities for even a relatively short period of time would adversely affect our ability to ship and deliver our safes and other products and to provide service to our customers. We have previously experienced, including during the first months after the spread of the COVID-19 pandemic, and may in the future experience, launch and production ramp up delays for our products as a result of disruption at our suppliers manufacturing partners. Additionally, we have to date fully qualified only a very limited number of such suppliers and have limited flexibility in changing suppliers. Any disruption in the supply of our branded safes from our suppliers could limit our sales. In the long term, we intend to supplement safes manufactured by our suppliers with safes manufactured by us, which we believe will be more efficient and result in a greater manufacturing volume and under our control. Our efforts to develop and manufacture such safes, however, have required and may require significant investments, and there can be no assurance that we will be able to achieve these targets in the timeframes that we have planned or at all. If we are unable to do so, we may have to curtail our planned safes or procure additional safes from different suppliers at potentially greater costs, either of which may harm our business and operating results.

Furthermore, the cost of safes, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw manufacturing materials such as steel, locks, fireboard, hinges, pins and other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products. Any reduced availability of these materials may impact our access to these parts and any increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased safe prices. Moreover, any such attempts to increase product prices may harm our brand, prospects and operating results.

We currently rely on third-party suppliers to ship our products to our customers. We have found that dedicated truckloads from our warehouse to our dealers reduce freight damage and provide the overall best shipping solution. Several companies offer dedicated truckload shipping. Increased sales will offer the opportunity to establish regional distribution centers.

Sales and Marketing

We market our products to consumers through independent safe specialty stores, select national and regional retailers, local specialty firearms stores, as well as via e-commerce. We maintain consumer-focused product marketing and promotional campaigns, which include print and digital advertising campaigns; social and electronic media; product demonstrations; point-of-sales materials; in-store training; and in-store retail merchandising. Our use of social media includes Facebook, and YouTube.

Marketing Team Aligned with Sales Force to Maximize Our Industry Visibility to Drive Revenue

Our Chief Executive Officer, Charles A. Ross, is familiar to many in the industry due to his twelve years on television as the host of Maximum Archery and later American Rebel, that was broadcast on The Outdoor Channel, Sportsman Channel and the Pursuit Channel. Our Marketing and Sales teams have established American Rebel as a brand that our customers want and a brand that they are proud to embrace and bring into their homes.

Direct Marketing

In light of the expertise required to deliver and install safes that weigh 500-1000 pounds, direct marketing is utilized to create awareness and provide information. Our website, AmericanRebel.com, has proven to be a very valuable tool in introducing potential customers to our products. Infomercials and direct-to-consumer campaigns are vehicles to expand our reach at the appropriate time. Currently the demand from our current customers and future customer pool of independent safe specialty stores is high. As the Company grows and seeks out new customers to expand its customer base, direct marketing will be an asset for American Rebel. Chief Executive Officer, Charles A. Ross, was basically making infomercials to promote his Ross Archery products when he was filming Maximum Archery during the mid-2000s.

Social Media and Thought Leadership

A portion of marketing dollars will be directed to social media. American Rebel and Chief Executive Officer Charles A. Ross have large followings on social media and a dedicated social media campaign will efficiently reach large numbers of potential customers and brand adopters. We will leverage our social media assets to cross-promote locally with independent safe specialty store customers to pull out product through the sales channel. Driving demand and awareness of our products to our customers will expand their loyalty to American Rebel and increase each stores’ commitment to our brand.

Trade Shows

Trade shows have been an important medium to introducing our brand and our products. The NRA Annual Meeting, a consumer trade show, is a valuable opportunity to meet and greet our final customers. When we launched our Concealed Carry line of products at the NRA Annual Meeting in Atlanta, GA, in the Spring of 2017, the response from the meeting attendees was overwhelming. We immediately knew the product line resonated with consumers. Similarly, when we introduced our line of safes at the 2019 NRA Annual Meeting in the Spring of 2019, we knew we were on to something significant. The USCCA (United States Concealed Carry Association) has an annual Concealed Carry and Home Defense Expo. This is also an excellent opportunity to meet, greet and sell product to our final customers, the buying public. The Iowa Deer Classic and Illinois Deer Classic are carryovers from our Chief Executive Officer Charles A. Ross’ hosting duties on Maximum Archery, but we have found that many potential safe buyers attend these shows.

Two industry-only trade shows we attend are the SHOT Show and Nation’s Best Sports (NBS) Spring and Fall Buying Markets. The SHOT Show is very high profile show that most movers and shakers in the firearms industry attend. Operated by the National Shooting Sports Foundation, the SHOT Show is the first trade show of the calendar year and is a great opportunity to introduce the year’s new products. NBS operates buying group shows where retailers who are members of NBS attend the Spring and Fall Market Buying shows to place orders. NBS provides an excellent base of customers for us to introduce our products to.

Paid Advertising

We will occasionally purchase paid print advertising to support editorial and events. The American Shooting Journal has been very supportive of our business has featured an interview with our Chief Executive Officer in one of past issues of the magazine.

Effects of COVID-19

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

Additionally, as a result of COVID-19, at any time we may be subject to increased operating costs, supply interruptions, and difficulties in obtaining raw materials and components. To address these challenges, we continue to monitor our supply chain. We have recently entered into a contract with a third-party manufacturer to exclusively assemble our upcoming additional new line of safes. We believe that this vertical integration would allow us, among other benefits, to ramp up our production levels to meet expected demand for our products, provide us greater autonomy over the manufacturing process, and add what we believe are distinctive features to our safes.

We expect that the demand for home, office and personal safety and security products would remain stable, in part due to customers spending more time working remotely, increasing regulation mandating safe storage, and substantial uncertainty related to the supply chain and delivery of international goods, which in turn translate into, we believe, growth in demand for our home and personal safes as a U.S. company. We, however, cannot guarantee, that demand for our safes and personal security products will keep growing through the end of the 2022 calendar year and beyond.

Further, due to the effects of COVID-19, our management have reduced unnecessary marketing expenditures as part of continued efforts to adjust the Company’s operations to address changes in the safes and vault industry, and particularly to improve staff and human capital expenditures, while maintaining overall workforce levels.

Due to the substantial uncertainty related to the effects of the pandemic, its duration and the related market impacts, including the economic stimulus activity, we are unable to predict the specific impact the pandemic and related restrictions (including the lifting or re-imposing of restrictions due to any current or future variants of the COVID-19 virus or otherwise) will have on our results of operations, liquidity or long-term financial results.

Legal Proceedings

There are no proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

From time to time, however, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Corporate History

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We currently do not own a manufacturing facility, and rely on a sole manufacturer and supplier for the production of our safes; while we have obtained favorable financing arrangements in the past from this manufacturer and supplier, there is no assurance that a future supplier would provide similar favorable financing arrangements

We currently rely on a sole manufacturer and supplier for the production of our safes. We do not have control over the operations of the facilities of the third-party manufacturer that we use. While we may acquire our own manufacturing facility in the future, or acquire our sole manufacturer, to provide us greater flexibility and control over our products manufacturing needs, the operation of such a future plant might prove unsuccessful and fail.

The manufacturer of our safes has extended favorable financing arrangements in the past, but there is no assurance that a future supplier would provide similar favorable financing arrangements. Therefore, the continued supply and manufacturing of our sales by our sole manufacturer and supplier are critical to our success. Any event that causes a disruption of the operation of our safes’ sole manufacturer for even a relatively short period of time would adversely affect our ability to ship and deliver our safes and other products and to provide service to our customers. We have previously experienced, including during the first months after the spread of COVID-19 pandemic, and may in the future experience, launch and production ramp up delays for our products as a result of disruption at our supplier’s manufacturing partners.

Additionally, we have fully qualified only a very limited number of suppliers in the past and have limited flexibility in changing suppliers. Any disruption in the supply of our branded safes from our supplier could limit the availability of our sales and negatively impact our revenues. In the long term, we intend to supplement safes manufactured by our supplier with safes manufactured by us, which we believe will be more efficient and result in a greater manufacturing volume and under our control. Our efforts to develop and manufacture such safes, however, have required and may require significant investments, and there can be no assurance that we will be able to achieve these targets in the timeframes that we have planned or at all. If we are unable to do so, we may have to curtail our planned safes or procure additional safes from suppliers at potentially greater costs, either of which may harm our business and operating results.

Furthermore, the cost of safes, whether manufactured by our supplier or by us, depends in part upon the prices and availability of raw manufacturing materials such as steel, locks, fireboard, hinges, pins and other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products. Any reduced availability of these materials may impact our access to these parts and any increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased safe prices. Moreover, any such attempts to increase product prices may harm our brand, prospects and operating results.

We have secured an exclusivity contract with a third-party manufacturer to assemble our new line of safes. We believe that this vertical integration would allow us, among other benefits, to ramp up our production levels to meet expected demand for our products, provide us greater autonomy over the manufacturing process

Our success depends upon our ability to introduce new products that track customer preferences.

Our success depends upon our ability to introduce new products that track consumer preferences. Our efforts to introduce new products into the market may not be successful, and new products that we introduce may not result in customer or market acceptance. We develop new products that we believe will match consumer preferences. The development of a new product is a lengthy and costly process and may not result in the development of a marketable or profitable product. Failure to develop new products that are attractive to consumers could decrease our sales, operating margins, and market share and could adversely affect our business, operating results, and financial condition.

Our business depends on maintaining and strengthening our brand, as well as our reputation as a producer of high-quality goods, to maintain and generate ongoing demand for our products, and any harm to our brand could result in a significant reduction in such demand which could materially adversely affect our results of operations.

The “American Rebel” name and brand image are integral to the growth of our business, as well as to the implementation of our strategies for expanding our business. Our success depends on the value and reputation of our brand, which, in turn, depends on factors such as the quality, design, performance, functionality and durability of our products, e-commerce sales and retail partner floor spaces, our communication activities, including advertising, social media and public relations, and our management of the customer experience, including direct interfaces through customer service. Maintaining, promoting, and positioning our brand are important to expanding our customer base and will depend largely on the success of our marketing and merchandising efforts and our ability to provide consistent, high-quality consumer experiences. To sustain long-term growth, we must continue to successfully promote our products to consumers, as well as other individuals, who value and identify with our brand.

Ineffective marketing, negative publicity, product diversion to unauthorized distribution channels, product or manufacturing defects, and those and other factors could rapidly and severely diminish customer confidence in us. Maintaining and enhancing our brand image are important to expanding our customer base. If we are unable to maintain or enhance our brand in current or new markets, or if we fail to continue to successfully market and sell our products to our existing customers or expand our customer base, our growth strategy and results of operations could be harmed.

Additionally, independent third parties and consumers often review our products as well as those of our competitors. Perceptions of our offerings in the marketplace may be significantly influenced by these reviews, which are disseminated via various media, including the Internet. If reviews of our products are negative, or less positive as compared to those of our competitors, our brand may be adversely affected and our results of operations materially harmed.

As a significant portion of our revenues is derived by demand for our safes and personal security products for firearms storage purposes, we depend on the availability and regulation of firearm/ammunition storage, as well as various economic, social and political factors.

Our performance is influenced by a variety of economic, social, and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income could reduce our sales and adversely affect our operating results. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions also can have an effect on the sale of our products to law enforcement, government, and military customers.

Political and other factors also can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. As most of our revenue is generated from sales of safes, which are purchased in large numbers for firearms storage, speculation surrounding control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations firearm products, ammunition, and safe gun storage. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

Shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations.

The inability to obtain sufficient quantities of raw materials and components, including those necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. We do not have long-term supply contracts with any suppliers. As a result, we could be subject to increased costs, supply interruptions, and difficulties in obtaining raw materials and components.

Our reliance on third-party suppliers for various raw materials and components for our products exposes us to volatility in the availability, quality, and price of these raw materials and components. Our orders with certain of our suppliers may represent a very small portion of their total orders. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. A disruption in deliveries from our third-party suppliers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third party suppliers can also adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

We do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs.

Our customers do not provide us with firm, long-term volume purchase commitments, but instead issue purchase orders for our products as needed. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced sales, excess inventory, unabsorbed overhead, and reduced income from operations.

We often schedule internal production levels and place orders for products with third party manufacturers before receiving firm orders from our customers. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

●	an increase or decrease in consumer demand for our products or for the products of our competitors;

●	our failure to accurately forecast consumer acceptance of new products;

●	new product introductions by us or our competitors;

●	changes in our relationships within our distribution channels;

●	changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

●	changes in laws and regulations governing the activities for which we sell products, such as hunting and shooting sports; and

●	changes in laws and regulations regarding the possession and sale of medical or recreational controlled- substances.

Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, operating results, and financial condition. If we underestimate demand for our products, our suppliers may not be able to react quickly enough to meet consumer demand, resulting in delays in the shipment of products and lost revenue, and damage to our reputation and customer and consumer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.

We operate in intensely competitive markets that are characterized by price erosion and competition from major domestic and international companies. Competition in the markets in which we operate is based on a number of factors, including price, quality, performance, reliability, styling, product features, and warranties, and sales and marketing programs. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.

Our competitors include nationwide safe manufacturers and various smaller manufacturers and importers. Most of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to invest more funds in intellectual property and product development, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to consumer requirements more quickly than we can.

Our competitors could introduce products with superior features at lower prices than our products and could also bundle existing or new products with other more established products to compete with us. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with other competitors.

Finally, we may face additional sources of competition in the future because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies. Retailers also demand that suppliers reduce their prices on products, which could lead to lower margins. Any of the foregoing effects could cause our sales to decline, which would harm our financial position and results of operations.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

●	our success in developing, producing, marketing, and successfully selling new products;

●	our ability to efficiently manage our operations;

●	our ability to implement our strategies and business plans;

●	our ability to achieve future operating results;

●	our ability to address the needs of our consumer customers;

●	the pricing, quality, performance, and reliability of our products;

●	the quality of our customer service;

●	the efficiency of our production; and

●	product or technology introductions by our competitors.

Because we believe technological and functional distinctions among competing products in our markets are perceived by many end-user consumers to be relatively modest, effectiveness in marketing and manufacturing are particularly important competitive factors in our business.

We have a limited operating history on which you can evaluate our company.

We have a limited operating history on which you can evaluate our company. The corporate entity has existed since 2014 and started engaging in its current primary business operations in April 2019. As a result, our business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a relatively new business enterprise.

We have a limited operating history upon which an evaluation of our business plan or performance and prospects can be made. Our business and prospects must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business and creating a new line of products. The risks include, in part, the possibility that we will not be able to develop functional and scalable products, or that although functional and scalable, our products and will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that our competitors have such a significant advantage in brand recognition that our products will not be considered by potential customers; that we are not able to upgrade and enhance our technologies and products to accommodate new features as the market evolves; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that we can successfully address these challenges. If it is unsuccessful, we and our business, financial condition and operating results could be materially and adversely affected.

The current and future expense levels are based largely on estimates of planned operations and future revenues. It is difficult to accurately forecast future revenues because our business is relatively new, and our market is rapidly developing. If our forecasts prove incorrect, the business, operating results and our financial condition will be materially and adversely affected. Moreover, we may be unable to adjust our spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect our business, financial condition and operating results.

We are highly dependent on Charles A. Ross, our Chief Executive Officer. The loss of our Chief Executive Officer, whose knowledge, leadership and industry reputational upon which we rely, could harm our ability to execute our business plan.

We are highly dependent on Charles A. Ross, our Chief Executive Officer, Chairman of our Board of Directors and largest stockholder. Our success depends heavily upon the continued contributions of Mr. Ross, whose leadership, industry reputation entrepreneurial background and creative marketing skills may be difficult to replace at this stage in our business development, and on our ability to attract and retain similarly positioned prominent leaders. If we were to lose the services of our Chief Executive Officer, our ability to execute our business plan may be harmed and we may be forced to limit operations until such time as we could hire suitable replacements.

We cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when or if we will achieve profitability. We have experienced net losses since our inception in December 2014.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2021, we had an accumulated deficit of $26,969,657.

We have limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2021 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to increase product sales, increase production, obtain inventory financing, seek strategic alternatives and to seek additional capital through future equity private placements or debt facilities. In February of 2022, we completed a public offering for $10.5 million, which will allow us to operate through fiscal 2022.

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

American Rebel has limited financial resources. There is substantial doubt about our ability to continue as a going concern if we are unable to raise additional funds.

We expect to require additional funds to further develop our business plan, including the anticipated launch of new products, in addition to continuing to market our safes and concealed carry product line. Since it is impossible to predict with certainty the timing and amount of funds required to establish profitability, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake may be dilutive to existing stockholders. Along these lines, in February of 2022, we completed a public offering for $10.5 million, which will allow us to operate through fiscal 2022.

The sales of our safes are dependent in large part on the sales of firearms.

We market safes and other personal security products for sale to a wide variety of consumers. Although our customer base is large and diverse, and our products serve our customers’ different needs, our products have been particularly popular among collectors, hunters, sportsmen, competitive shooters, and gun enthusiasts. The sale of safe firearms storage and security components is influenced by the sale and usage of firearms. Sales of firearms are influenced by a variety of economic, social, and political factors, which may result in volatile sales.

Our financial results may be affected by tariffs or border adjustment taxes or other import restrictions.

Our current backpack and apparel suppliers have facilities both in China and Mexico and the imposition of tariffs or border adjustment taxes may affect our financial results. The current political climate is hostile to companies manufacturing goods outside of the US. At the current manufacturing levels, it is impractical to seek manufacturing facilities in the United States as US manufacturers are unable to meet or even approach the cost of manufacturing small quantities of custom-made goods. We are in the process of locating an alternative supplier which will have the capacity to produce commercial volumes of our backpacks and apparel to meet our expected demands. However, we have not yet located a suitable supplier and, even if we are able to do so, there is no guarantee that our manufacturing process will scale to produce our products in quantities sufficient to meet demand.

An inability to expand our e-commerce business and sales organization to effectively address existing and new markets that we intend to target could reduce our future growth and impact our business and operating results.

Consumers are increasingly purchasing products online. We operate a direct-to-consumer e-commerce store to maintain an online presence with our end users. The future success of our online operations depends on our ability to use our marketing resources to communicate with existing and potential customers. We face competitive pressure to offer promotional discounts, which could impact our gross margin and increase our marketing expenses. We are limited, however, in our ability to fully respond to competitor price discounting because we cannot market our products at prices that may produce adverse relationships with our customers that operate brick and mortar locations as they may perceive themselves to be at a disadvantage based on lower e-commerce pricing to end consumers. There is no assurance that we will be able to successfully expand our e-commerce business to respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

In addition, e-commerce and direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support business strategies; reliance on third-party computer hardware/software and service providers; data breaches; violations of state, federal or international laws, including those relating to firearms and ammunition sales; online privacy; credit card fraud; telecommunication failures; electronic break-ins and similar disruptions; and disruption of Internet service. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our business and operating results.

We sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.

Our products are used to store, in part, items that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, any such claims could have a material adverse effect on our business, operating results, and financial condition. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

Despite the Company’s indebtedness levels, we are able to incur substantially more debt. This could further increase the risks associated with its leverage.

We may incur substantial additional indebtedness in the future, although certain terms of current debt agreements prohibit us from doing so. To the extent that we incur additional indebtedness, the risks associated with its substantial indebtedness describe above, including its possible inability to service its debt, will increase.

At this stage of our business operations, even with our good faith efforts, investors in our company may lose some or all of their investment.

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

While management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated. If our revenues do not increase to a level to support our working capital needs, we will be forced to seek equity capital to fund our operations and repay our substantial debt balances, which may not be available to us on acceptable terms or at all.

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

Our products support the use and access to firearms and if our products are ineffective, we could require protection against potential product liability claims.

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

Our profitability in part is dependent on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner will be able to reduce costs to a level that will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

War, terrorism, other acts of violence or natural or manmade disasters such as a pandemic, epidemic, outbreak of an infectious disease or other public health crisis may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business and supply chain may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the outbreak of COVID-19).

Such events may cause customers to suspend their decisions on using the Company’s products and services, make it impossible to access some of our inventory, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services and commitments to develop new products and services. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against COVID-19 or other public health crisis by governmental agencies, could make it difficult for the Company to deliver goods services to its customers. War, riots, or other disasters may increase the need for our products and demand by government and military may make it difficult for use to provide products to customers. Further, travel restrictions and protective measures against COVID-19 could cause the Company to incur additional unexpected labor costs and expenses or could restrain the Company’s ability to retain the highly skilled personnel the Company needs for its operations. Due to the substantial uncertainty related to the effects of the pandemic, its duration and the related market impacts, including the economic stimulus activity, we are unable to predict the specific impact the pandemic and related restrictions (including the lifting or re-imposing of restrictions due to the Omicron variant or otherwise) will have on our results of operations, liquidity or long-term financial results.

We believe COVID-19 has not yet had a materially adverse effect on our operational results, but could at any time and without notice in the foreseeable future. As a result of COVID-19, at any time we may be subject to increased operating costs, supply interruptions, and difficulties in obtaining raw materials and components. COVID-19 has resulted in restrictions, postponements and cancelations of meetings, conferences, trade shows and the impact, extent and duration of the government-imposed restrictions on travel and public gatherings as well as the overall effect of the COVID-19 virus is currently unknown.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our stockholders. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $700 million in public float market capitalization.

If our revenues are insufficient or non-existent, or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

Any acquisitions that we potentially undertake will involve significant risks, and any acquisitions that we undertake in the future could disrupt our business, dilute stockholder value, and harm our operating results.

Part of our growth strategy is to expand our operations through strategic acquisitions to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and enhance our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or to complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our operating results.

Our ability to complete acquisitions that we desire to make will depend upon various factors, including the following:

●	the availability of suitable acquisition candidates at attractive purchase prices;

●	the ability to compete effectively for available acquisition opportunities;

●	the availability of cash resources, borrowing capacity, or stock at favorable price levels to provide required purchase prices in acquisitions;

●	the ability of management to devote sufficient attention to acquisition efforts; and

●	the ability to obtain any requisite governmental or other approvals.

We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, financial condition, and results of operations could be adversely affected.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. Any future acquisitions may not meet our strategic objectives or perform as anticipated. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter. These interim fluctuations could adversely affect the market price of our Common Stock.

If we finance any future acquisitions in whole or in part through the issuance of Common Stock or securities convertible into or exercisable for Common Stock, existing stockholders will experience dilution in the voting power of their Common Stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our Common Stock for acquisitions will depend on the market price of our Common Stock from time-to-time and the willingness of potential acquisition candidates to accept our Common Stock as full or partial consideration for the sale of their businesses. Our inability to use our Common Stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings to pursue an acquisition could limit our growth.

We may not be able to successfully fund future acquisitions of new businesses due to the lack of availability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy and materially adversely impact our financial condition, business and results of operations.

In order to make future acquisitions, we intend to raise capital primarily through debt financing, additional equity offerings, the sale of stock or assets of our businesses, and by offering equity in the businesses to the sellers of target businesses or by undertaking a combination of any of the above. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive acquisition opportunities. Such funding may not be available on acceptable terms. In addition, the level of our indebtedness may impact our ability to borrow funds on acceptable terms. Another source of capital for us may be the sale of additional shares of Common Stock, subject to market conditions and investor demand for the shares at prices that we consider to be in the interests of our stockholders. These risks may materially adversely affect our ability to pursue our acquisition strategy successfully and materially adversely affect our financial condition, business and results of operations.

RISKS RELATED TO OUR LEGAL AND REGULATORY ENVIRONMENT

Failure to comply with applicable laws and changing legal and regulatory requirements could harm our business and financial results.

Our policies and procedures are reasonably designed to comply with applicable laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC, and foreign countries, as well as applicable trade, labor, safety, environmental, labeling and gun safety related laws, such as the Protection of Lawful Commerce in Arms Act as well as state laws. The complexity of the regulatory environment in which we operate and the related cost of compliance are both increasing due to additional or changing legal and regulatory requirements, our ongoing expansion into new markets and new channels, and the fact that foreign laws occasionally conflict with domestic laws. In addition to potential damage to our reputation and brand, failure by us or our business partners to comply with the various applicable laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements and have an adverse impact on our business and financial results.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, and December 31, 2020, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $26,969,657 and $20,870,713, respectively, which begins to expire in 2034. Net operating loss carryforwards are available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2032. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2024. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future (which may be outside our control).

Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the CARES Act, NOLs arising in tax years beginning after December 31, 2017, are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account) for tax years beginning after December 31, 2020. In addition, NOLs arising in tax years 2018, 2019, and 2020 are subject to a five-year carryback and indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020, also are subject to indefinite carryforward but cannot be carried back. Our NOLs may also be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021, and 2022 for many taxpayers. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Our future success depends upon our proprietary technology. Our protective measures, including patent and trade secret protection, may prove inadequate to protect our proprietary rights. The right to stop others from misusing our trademarks, service marks, and patents in commerce depends to some extent on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty, and notoriety among our customers and prospective customers. The scope of any patent that we have or may obtain may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents. Company owned trademarks are listed under the heading Intellectual Property on page 20.

We are subject to the periodic reporting requirements of Section 15(d) and 12(g) of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in, and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

However, for as long as we remain a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced financial statement disclosure in registration statements, which must include two years of audited financial statements, reduced financial statement disclosure in annual reports on Form 10-K, and exemptions from the auditor attestation of management’s assessment of internal control over financial reporting. We may take advantage of these reporting exemptions until we are no longer a smaller reporting company.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Furthermore, our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a smaller reporting company.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Stockholders’ voting power and ownership interest may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

Our Second Amended and Restated Articles of Incorporation authorizes our Board of Directors to issue up to 600,000,000 shares of Common Stock and up to 10,000,000 shares of preferred stock, of which we have designated 100,000 shares as Series A – Super Voting Convertible Preferred Stock (“Series A Preferred Stock”) (which were issued to two members of our current management, Messrs. Charles A. Ross, Jr. and Doug E. Grau, and have superior voting rights of 1,000 to 1 over shares of our Common Stock, resulting in nearly 96% of the available stockholder votes). While the Certificate of Designation is named “Certificate of Designation of Series A Convertible Preferred Stock”, the Company’s Existing Series A Preferred Stock is not convertible into shares of Common Stock of the Company or redeemable by either the Company or another person. The power of the Board of Directors to issue shares of Common Stock, preferred stock or warrants or options to purchase shares of Common Stock or preferred stock is generally not subject to stockholder approval, except for issuances of more than 20% of the company’s outstanding Common Stock or voting power.

While we just completed a capital raise utilizing a financial institution, we may attempt to raise additional capital by returning to the market to sell shares, possibly at a deep discount. These actions may result in dilution of the ownership interests and voting power of existing stockholders, further dilute Common Stock book value, and may delay, defer or prevent a change of control.

Additionally, series of preferred stock may carry the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock, superior voting or conversion rights and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to Common Stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our Second Amended and Restated Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of Common Stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our Common Stock.

Our Common Stock may be affected by limited trading volume and our share price may be volatile, which could adversely impact the value of our Common Stock.

There can be no assurance that an active trading market in our Common Stock will be maintained. Our Common Stock is likely to experience significant price and volume fluctuations in the future, which could adversely affect the market price of our Common Stock without regard to our operating performance and the market price of our Common Stock may drop below the price paid by investors. In addition, we believe that factors such as our operating results, quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, including as the result of the COVID-19 pandemic, could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our Common Stock will be stable or appreciate over time.

Warrants are speculative in nature.

The Warrants included in our February 2022 public offering do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our Common Stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Warrants may exercise their right to acquire the Common Stock and pay an exercise price of per share, prior to five years from the date of issuance, after which date any unexercised Warrants will expire and have no further value. Until holders of the Warrants acquire Common Stock upon exercise of the Warrants, the holders will have no rights with respect to the Common Stock issuable upon exercise of the Warrants. Upon exercise of the Warrants, the holder will be entitled to exercise the rights of a Stockholder as to the security exercised only as to matters for which the record date occurs after the exercise. Moreover, the market value of the Warrants is uncertain and there can be no assurance that the market value of the Warrants will equal or exceed their public offering price. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the Warrants, and consequently, whether it will ever be profitable for holders of the Warrants to exercise the Warrants.

Provisions of the Warrants sold in our February 2022 public offering could discourage an acquisition of us by a third party.

In addition to the discussion of the provisions of our governing organizational documents, certain provisions of the Warrants offered in our February 2022 public offering could make it more difficult or expensive for a third party to acquire us. The Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Warrants. These and other provisions of the Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Our executive officers and directors, and their affiliated entities, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors beneficially own approximately 12% of our Common Stock. In addition, as referenced above, we issued 100,000 shares of Series A Preferred Stock to two members of our current management, Messrs. Charles A. Ross, Jr. and Doug E. Grau, which have superior voting rights of 1,000 to 1 over shares of our Common Stock, resulting in nearly 96% of the available stockholder votes. While the Certificate of Designation is named “Certificate of Designation of Series A Convertible Preferred Stock”, the Company’s Existing Series A Preferred Stock is not convertible into shares of Common Stock of the Company or redeemable by either the Company or another person.

Accordingly, these stockholders may, as a practical matter, continue to be able to control the election of a majority of our directors and the determination of all corporate actions after this offering. This concentration of ownership could delay or prevent a change in control of the Company.

We do not anticipate that we will pay dividends on our Common Stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Common Stock.

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

RISKS RELATED TO THE INDUSTRY

The industry in which we operate is competitive, price sensitive and subject to risks of governmental regulations or laws. If our competitors are better able to develop and market products that are more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

The safe and personal security industry is characterized by intense competition. We will face competition on the basis of product features, reliability, price, apparent value, and other factors. Competitors may include large safe makers and other companies, some of which have significantly greater financial and marketing resources than we do, and firms that are more specialized than we are with respect to particular markets. Our competition may respond more quickly to new or emerging styles, undertake more extensive marketing campaigns, have greater financial, marketing and other resources than ours or may be more successful in attracting potential customers, employees and strategic partners.

Our industry could experience greater scrutiny and regulation by governmental authorities, which may lead to greater governmental regulation in the future.

The rapidly growing interest in new concealed carry products that this rapidly growing market may attract the attention of government regulators and legislators. The current trend in legislation is to roll back or minimize access to firearms restrictions, but there can be no assurance that this trend will continue.

RISKS RELATED TO THE CANNABIS INDUSTRY

Federal regulation and enforcement may adversely affect the implementation of medical controlled substance laws and regulations may negatively impact our revenues and profits.

Currently, many states plus the District of Columbia have laws or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana.

Variations in state and local regulation and enforcement in states that have legalized medical controlled substance that may restrict marijuana-related activities, including activities related to medical cannabis and Biotech complex work on cannabis, may negatively impact our revenues and profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Nineteen states and the District of Columbia and Guam have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

It is possible that federal or state legislation could be enacted in the future that would prohibit us or potential customers from using our products, and if such legislation were enacted, our revenues could decline, leading to a loss in your investment.

We are not aware of any federal or state regulation that regulates the sale of indoor cultivation equipment to medical or recreational marijuana growers. The extent to which the regulation of drug paraphernalia under the CSA is applicable to the sale of our dispensaries is found in the definition of “drug paraphernalia.” Drug paraphernalia means any equipment, product, or material of any kind that is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance, possession of which is unlawful.

Marijuana remains illegal under federal law

Cannabis is illegal under U.S. federal law. In those states in which the use of cannabis has been legalized, its use remains a violation of federal law pursuant to the Controlled Substances Act (21 U.S.C. § 811). The Controlled Substances Act classifies cannabis as a Schedule I controlled substance, and as such, medical and adult use cannabis use is illegal under U.S. federal law. Unless and until Congress amends the Controlled Substances Act with respect to cannabis (and the President approves such amendment), there is a risk that federal authorities may enforce current federal law. Since federal law criminalizing the use of cannabis pre-empts state laws that legalize its use, enforcement of federal law regarding cannabis is a significant risk and would likely result in our inability to precede with our business plans, especially in respect of expanding the reach of our dispensaries sale.

We are indirectly engaged in the medical and adult use cannabis industry in the United States where local state law permits such activities. The legality of the production, cultivation, extraction, distribution, retail sales, transportation and use of cannabis differs among states in the United States. Due to the current regulatory environment in the United States, new risks may emerge, and management may not be able to predict all such risks.

As of September 2021, there were 36 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. In addition, Alaska, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, Washington and the District of Columbia have legalized cannabis for adult use.

Due to the conflicting views between state legislatures and the federal government regarding cannabis, cannabis businesses are subject to inconsistent laws and regulations. There can be no assurance that the federal government will not enforce federal laws relating to cannabis and seek to prosecute cases involving cannabis businesses that are otherwise compliant with state laws in the future. While we are not subject to these laws, the uncertainty of U.S. federal enforcement practices going forward and the inconsistency between U.S. federal and state laws and regulations present risks for our dispensary safes business, including incurring substantial costs associated with compliance or altering certain aspects of our business plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company maintains its warehouse and shipping operations at 3800 S Ross Lane, Chanute, Kansas 66720; but utilizes 718 Thompson Lane, Suite 108-199, Nashville, TN 37204 as its primary address. The Company also operates a sales office at 8460 Nieman Road, Lenexa, Kansas 66214. The lease agreement at 3800 S Ross Lane, Chanute, Kansas 66720, is in the name of American Rebel Holdings, Inc. The lease agreement at 8460 Nieman Road, Lenexa, Kansas 66214 is in the name of the wholly owned subsidiary American Rebel, Inc. American Rebel, Inc. maintains 718 Thompson Lane, Suite 108-199, Nashville, TN address. The Company believes these facilities are adequate for its needs, including providing the space and infrastructure to accommodate its development work based on current operating plans. In the future, the Company may lease or license additional facilities for manufacturing, corporate offices and other functions. The Company believes that suitable additional facilities will be available on commercially reasonable terms to accommodate the foreseeable expansion of its operations.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reverse Stock Split

On February 7, 2022, we effectuated a reverse split of our issued and outstanding shares of Common Stock at a ratio of 1-for-80. The share numbers and pricing information in this annual report are adjusted to reflect the reverse stock split.

Public Offering and Uplisting to Nasdaq

On February 9, 2022, we closed on an underwritten public offering of 2,530,121 units (the “Common Units”), at a price to the public of $4.15 per Common Unit, for aggregate gross proceeds of approximately $10.5 million, prior to deducting underwriting discounts, commissions, and other estimated offering expenses. Each Common Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (each a “Warrant” and collectively the “Warrants”). The Common Stock and Warrants were immediately separable from the Common Units and were issued and trade separately. The Warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $5.1875 per share.

We intend to use the net proceeds from this offering to repay various outstanding indebtedness and for general corporate purposes, including working capital, increased research and development expenditures and funding our growth strategies.

The shares of Common Stock and Warrants were approved to list on the Nasdaq Capital Market under the symbols “AREB” and “AREBW,” respectively, and began trading on February 7, 2022.

Market for our Common Stock

Our Common Stock was quoted on the OTC:QB Market under the symbol “AREB” until our uplisting to NASDAQ on February 7, 2022. Our Common Stock traded infrequently on the OTC, which limits our ability to locate accurate high and low bid prices for each quarter during the last two fiscal years. Therefore, the following table lists the available quotations for the high and low closing prices for fiscal 2020 and 2021 obtained through various investing websites. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2021		2020
	High	Low	High	Low
1st Quarter	$9.12	$3.29	$22.80	$9.60
2nd Quarter	$9.60	$4.00	$12.00	$7.20
3rd Quarter	$9.44	$3.88	$9.84	$4.00
4th Quarter	$7.42	$3.02	$9.60	$4.00

On March 18, 2022, the closing price of shares of Common Stock of the Company was $1.45.

Stockholders of Record

As of March 18, 2022, an aggregate of 4,741,321 shares of our Common Stock were issued and outstanding and owned by 132 stockholders of record.

Dividends

We have not since December 15, 2014 (date of inception) declared or paid any cash dividends on our Common Stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, tax laws and other factors as the board, in its discretion, deems relevant.

Preferred Stock

Our Board is authorized, subject to limitations prescribed by Nevada law, to issue preferred stock in one or more series, to establish from time-to-time the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions, in each case without further vote or action by our stockholders. Our Board can also increase (but not above the total number of authorized shares of the class) or decrease (but not below the number of shares then outstanding) the number of shares of any series of preferred stock, without any further vote or action by our stockholders. Our Board may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of our Common Stock or other series of preferred stock. The issuance of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in our control of our company and might adversely affect the market price of our Common Stock and the voting and other rights of the holders of our Common Stock.

Series A Preferred Stock

No Maturity, Sinking Fund or Mandatory Redemption

The Series A Preferred Stock (the “Existing Series A Preferred Stock”) has no stated maturity and will not be subject to any sinking fund or mandatory redemption. Shares of the Existing Series A Preferred Stock will remain outstanding indefinitely unless we decide to redeem or otherwise repurchase them.

Dividend Rights

Holders of shares of the Existing Series A Preferred Stock are not entitled to receive any dividends.

Voting Rights

Holders of the Existing Series A Preferred Stock are entitled to vote together with the holders of our Common Stock on an as-converted basis. Each Existing Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Existing Series A Preferred stock.

Conversion Rights

While the Certificate of Designation is named “Certificate of Designation of Series A Convertible Preferred Stock”, the Company’s Existing Series A Preferred Stock is not convertible into shares of Common Stock of the Company or redeemable by either the Company or another person.

Series B Preferred Stock

No Maturity, Sinking Fund or Pre-Determined Mandatory Redemption

The Series B (the “Existing Series B Preferred Stock”) has no stated maturity and will not be subject to any sinking fund or pre-determined mandatory redemption. Shares of the Existing Series B Preferred Stock will remain outstanding indefinitely unless we decide to redeem or otherwise repurchase them, or the holders decide to convert them.

Dividend Rights

Holders of shares of the Existing Series B Preferred Stock are not entitled to receive any dividends.

Voting Rights

Holders of the Existing Series B Preferred Stock shall not have any voting rights, except in the case of voting on a change in the preferences of the Existing Series B Preferred Stock shares.

Conversion Rights

Each holder of the Existing Series B Preferred Stock is entitled to convert any portion of the outstanding shares of Existing Series B Preferred Stock held by such holder into validly issued, fully paid and non-assessable shares of our Common Stock Each share of the Existing Series B Preferred Stock is convertible into our Common Stock at the conversion rate of 1 share of Existing Series B Preferred Stock to 2.5 shares of Common Stock, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our Common Stock. Should the Company issue a redemption notice the conversion shall occur on or prior to the fifth (5th) day prior to the redemption date, as may have been fixed in any redemption notice with respect to the Existing Series B Preferred Stock shares, at the office of the Company or any transfer agent for such stock.

Liquidation Preference

The Existing Series B Preferred Stock has senior liquidation preference rights compared to the Common Stock. Upon a liquidation, the Existing Series B Preferred Stock shares are entitled to receive cash based upon a stated value per share of $7.00.

Fractional Shares

No fractional shares of our Common Stock will be issued upon any conversion of the Existing Series B Preferred Stock. If the conversion would result in the issuance of a fraction of a share of Common Stock, the number of shares of Common Stock issuable upon such conversion will be rounded up to the nearest whole share.

Securities Authorized for Issuance under Equity Compensation Plans

On January 1, 2021, our board of directors approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 10% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2021, up to 94,372 shares of Common Stock are available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. In March of 2021, we authorized the grant and issuance of 53,625 shares of Common Stock under the LTIP and in August of 2021, we authorized the grant and issuance of 40,747 shares of Common Stock.

Recent Sales of Unregistered Securities

On October 25, 2021, the Company issued 13,393 shares of Common Stock and 13,393 three-year warrants to purchase Common Stock for $8.00 for an investment of $75,000 by an accredited investor.

On October 29, 2021, the Company issued 14,750 shares of Common Stock as an interest payment on an outstanding note.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of Common Stock to a legal consultant of the Company for services.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of Common Stock to a financial consultant of the Company for services.

On December 2, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of Common Stock to a consultant of the Company for services.

On December 2, 2021, the Company issued 44,125 shares of Common Stock as an interest payment on an outstanding note.

On December 2, 2021, the Company issued 18,878 shares of Common Stock to convert three outstanding notes to equity.

On December 2, 2021, the Company issued 23,705 shares of Common Stock as a conversion of Series B Preferred stock.

On December 2, 2021, the Company issued 1,250 shares of Common Stock in return for services.

Subsequent Issuances after Year-End

On February 3, 2022, multiple Series B Convertible Preferred stockholders converted 201,358 shares of Series B Convertible Preferred Stock to 251,698 shares of Common Stock of the Company.

On February 3, 2022, the Company converted two outstanding notes into 186,067 shares of Common Stock of the Company.

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

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our Common Stock. Further, we did not repurchase any of our equity securities during the year ended December 31, 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7 contains forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are subject to a number of risks and uncertainties, some of which are beyond our control. Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. Additional risks of which we are not currently aware or which we currently deem immaterial could also cause our actual results to differ, including those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report.

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

Operations

On June 9, 2016, a change in control occurred, a sixty percent (60%) ownership interest was obtained by American Rebel, Inc. from our former officer and director and founder. On June 17, 2017, the Company acquired the business of its control stockholder accounted for and presented financially as a reverse merger transaction. Our majority stockholder, American Rebel, Inc. became a wholly owned subsidiary of the Company and we distributed shares to the stockholders of American Rebel, Inc. As a result of this reverse merger, the reported operating history of the Company is now the operating history of American Rebel, Inc. Financial statements of both companies are now consolidated and all material intercompany transactions and balances are eliminated.

Recent Developments

On February 9, 2022, we closed on an underwritten public offering of 2,530,121 units (the “Common Units”), at a price to the public of $4.15 per Common Unit, for aggregate gross proceeds of approximately $10.5 million, prior to deducting underwriting discounts, commissions, and other estimated offering expenses. Each Common Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (each a “Warrant” and collectively the “Warrants”). The Common Stock and Warrants were immediately separable from the Common Units and were issued and trade separately. The Warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $5.1875 per share.

We intend to use the net proceeds from this offering to repay various outstanding indebtedness and for general corporate purposes, including working capital, increased research and development expenditures and funding our growth strategies.

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

Results of Operations for the fiscal year ended December 31, 2021

Revenue and cost of goods sold

For the year ended December 31, 2021, we reported Sales of $986,826, compared to Sales of $1,255,703 for the year ended December 31, 2020. The decrease is attributable to lack of inventory as the Company’s resources were diverted to completing its capital raise that closed on February 10, 2022. For the year ended December 31, 2021, we reported Cost of Sales of $812,130, compared to Cost of Sales of $952,511 for the year ended December 31, 2020. The decrease in Cost of Sales was again attributable to the reduced level of inventory. For the year ended December 31, 2021, we reported Gross Profit of $174,696, compared to Gross Profit of $303,192 for the year ended December 31, 2020. The decrease in Gross Profit was attributable to the reduced level of inventory.

Expenses

Total operating expenses for the year ended December 31, 2021 were $3,486,135 compared to $3,075,113 for the year ended December 31, 2020 as further described below.

For the year ended December 31, 2021, we incurred consulting and business development expenses of $2,012,803, compared to consulting and business development expenses of $529,094 for the year ended December 31, 2020. The increase in consulting and business development expenses is due to additional expenses incurred related to preparing for an equity raise.

For the year ended December 31, 2021, we incurred product development expenses of $330,353, compared to product development expenses of $320,472 for the year ended December 31, 2020. The amount of product development expenses was relatively similar.

For the year ended December 31, 2021, we incurred marketing and brand development expenses of $171,030, compared to marketing and brand development expenses of $390,294 for the year ended December 31, 2020. The decrease in marketing and brand development expenses relates primarily to the benefit of the prior year’s investment in the marketing of the American Rebel brand.

For the year ended December 31, 2021, we incurred general and administrative expenses of $968,306, compared to general and administrative expenses of $1,773,529 for the year ended December 31, 2020. The decrease relates primarily to a decrease in professional, consulting and operating fees due to cost saving measures and the benefit of established systems set up in prior years.

For the year ended December 31, 2021, we incurred depreciation expense of $3,643, compared to depreciation expense of $61,724 for the year ended December 31, 2020.

Other income and expenses

For the year ended December 31, 2021, we incurred interest expense of $2,061,782, compared to interest expense of $2,292,957 for the year ended December 31, 2020.

Net Loss

Net loss for the year ended December 31, 2021, amounted to $6,098,944, resulting in a loss per share of $4.85, compared to $5,981,082 for the year ended December 31, 2020, resulting in a loss per share of $7.93. The decrease in the net loss from the year ended December 31, 2020 to the year ended December 31, 2021 is primarily due to the investment in compensation that occurred in September 2020.

Liquidity

We are a development stage company and realized minimal revenue from our planned operations. We have a working capital deficit of $4,171,277 at December 31, 2021, and have incurred a deficit of $26,969,657 from inception to December 31, 2021. We have funded operations primarily through the issuance of capital stock, convertible debt and other securities.

During the year ended December 31, 2021, we raised net cash of $772,505 by issuance of common and preferred shares, as compared to $- for the year ended December 31, 2020. During the year ended December 31, 2021, we raised net cash of $2,244,100 through the issuance of promissory notes secured by specific inventory, as compared to $2,869,171 for the year ended December 31, 2020.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2021 and 2020 of ($6,098,944) and ($5,981,082), respectively. The Company’s accumulated deficit was ($26,969,657) as of December 31, 2021 and ($20,870,713) as of December 31, 2020. The Company’s working capital deficit was ($4,171,277) as of December 31, 2021 and a deficit of ($4,726,654) as of December 31, 2020. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

We expect to require additional funds to further develop our business plan. Since it is impossible to predict with certainty the timing and amount of funds required to establish profitability, we anticipate that we will need to raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

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

Recent Pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2021 and believes that none have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN REBEL HOLDINGS, INC.

DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Rebel Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the two years in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

March 31, 2022

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,607	$60,899
Accounts Receivable	100,746	176,844
Prepaid expense	163,492	48,640
Inventory	685,854	681,709
Inventory deposits	-	141,164
Total Current Assets	967,699	1,109,256

Property and Equipment, net	900	5,266

OTHER ASSETS:
Lease Deposit	-	6,841
Investment	-	-
Total Other Assets	-	6,841

TOTAL ASSETS	$968,599	$1,121,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$1,032,264	$540,168
Accrued Interest – Convertible Debenture – Related Party	203,972	603,471
Loan – Officer - Related party	10,373	4,526
Loan – Working Capital	3,879,428	4,672,096
Loans - Nonrelated parties	12,939	15,649
Total Current Liabilities	5,138,976	5,835,910

Convertible Debenture –Related party	-	297,890
TOTAL LIABILITIES	5,138,976	6,133,800

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 376,501, and 0 issued and outstanding, respectively at December 31, 2021 and December 31, 2020	-	-
Preferred Shares A	100
Preferred Shares B	277	-
Common Stock, $0.001 par value; 600,000,000 shares authorized; 1,597,370 and 910,100 issued and outstanding, respectively at December 31, 2021 and December 31, 2020	1,597	910
Additional paid in capital	22,797,306	15,857,366
Accumulated deficit	(26,969,657)	(20,870,713)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,170,377)	(5,012,437)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$968,599	$1,121,363

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the year ended December 31, 2020
Revenue	$986,826	$1,255,703
Cost of goods sold	812,130	952,511
Gross margin	174,696	303,192

Expenses:
Consulting – business development	2,012,803	529,094
Product development costs	330,353	320,472
Marketing and brand development costs	171,030	390,294
Administrative and other	968,306	1,773,529
Depreciation expense	3,643	61,724
	3,486,135	3,075,113
Operating income (loss)	(3,311,439)	(2,771,921)

Other Income (Expense)
Interest expense	(2,061,782)	(2,292,957)
Loss on Extinguishment of Debt	(725,723)	(916,204)
Net income (loss) before income tax provision	(6,098,944)	(5,981,082)
Provision for income tax	-	-
Net income (loss)	$(6,098,944)	$(5,981,082)
Basic and diluted income (loss) per share	$(4.85)	$(7.93)
Weighted average common shares outstanding - basic and diluted	1,258,000	754,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock	Common Stock Amount	Preferred Stock Amount		Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2019-	538,276	$538	$		$11,942,077	$(14,889,631)	$(2,947,016)
Common Stock issued as compensation.	371,824	372			3,915,289	-	3,915,661

Net loss	-	-			-	(5,981,082)	(5,981,082)

Balance – December 31, 2020-	910,100	$910			$15,857,366	$(20,870,713)	$(5,012,437)

Common Stock issued as compensation.	546,292	546			2,501,899	-	2,502,445
Issue of Preferred Stock Series A				100	(100)		0
Sale of Preferred Stock Series B				50	547,455	-	547,505
Conversion of debt	96,336	96		227	2,691,618	-	2,691,941
Warrants issued as compensation					974,113		974,113
Sale of Common Stock	44,643	45			224,955	-	225,000

Net loss	-	-			-	(6,098,944)	(6,098,944)

Balance – December 31, 2021-	1,597,370	$1,597		$377	$22,797,306	$(26,969,657)	$(4,170,377)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31, 2021	For the year ended December 31, 2020

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,098,944)	$(5,981,082)
Depreciation	3,643	61,724
Compensation paid through issuance of Common Stock	3,476,559	2,786,931
Amortization of loan discount	1,262,109	708,975
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts Receivable	75,334	54,938
Prepaid Expenses	(8,010)	254,160
Inventory	(4,145)	124,137
Inventory Deposits	141,164	(49,524)
Accounts Payable and Accrued Expense	304,445	65,102
Net Cash (Used in) Operating Activities	(847,845)	(1,974,639)

CASH FLOW FROM INVESTING ACTIVITIES:
Property and equipment purchased	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common and preferred stock	772,505	-
Proceeds (repayments) of loans – officer - related party	35,548	51,083
Proceeds of working capital loan	2,244,100	2,869,171
Repayment of loans – nonrelated party	(2,247,600)	(1,016,372)
Net Cash Provided by Financing Activities	804,553	1,903,882

CHANGE IN CASH	(43,292)	(70,757)

CASH AT BEGINNING OF PERIOD	60,899	131,656

CASH AT END OF PERIOD	$17,607	$60,899

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$214,798	$168,834
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Debt to Equity	$2,691,940-	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The acquisition of American Rebel, Inc. was accounted for as a reverse merger. The Company issued 217,763 shares of its Common Stock and issued warrants to purchase 6,250 shares of Common Stock to stockholders of American Rebel, Inc. and cancelled 112,500 shares of Common Stock owned by American Rebel, Inc.

The Company filed a registration statement on Form S-1 which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. Twenty six (26) investors invested at a price of $0.80 per share for a total of $60,000. The direct public offering closed on December 11, 2015.

Nature of operations

The Company develops and sells branded products in the self-defense, safe storage and patriotic product areas that are promoted and sold using a wholesale distribution network, personal appearance, music, Internet and television avenues. The Company’s products are under the American Rebel Brand and imprinted.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiary, American Rebel, Inc., incorporated in Nevada. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Inventory and Inventory Deposits

Inventory consists of safes, backpacks, jackets and accessories manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or market value. The Company determines the estimate for the adjustment for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. The Company also makes deposit payments on inventory to be manufactured that are carried separately until the goods are received into inventory.

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

These steps are met when as order is received, a price agreed and the product shipped or delivered to that customer.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $171,030 and $390,294 for the years ended December 31, 2021 and 2020, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and December 31, 2020, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2021 and December 31, 2020, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended December 31, 2021 and 2020, respectively, no income tax expense has been recorded.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2021 and believes that none have a material effect on the Company’s financial statements.

Concentration Risk

In 2021, the Company purchased a substantial portion (over 20%) of inventory from two third-party vendors. As of December 31, 2021, the net amount due to the vendors (accounts payable and accrued expense) was $0. Similarly, as of December 31, 2020, the net amount due to the vendors (accounts payable and accrued expenses) was also $0. The loss of these manufacturing vendor relationships could have a material effect on the Company, but the Company believes there are numerous other suppliers that could be substituted should these suppliers become unavailable or non-competitive.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2021 and 2020 of ($6,098,944) and ($5,981,082), respectively. The Company’s accumulated deficit was ($26,969,657) as of December 31, 2021 and ($20,870,713) as of December 31, 2020. The Company’s working capital deficit was ($4,171,277) as of December 31, 2021 and a deficit of ($4,726,654) as of December 31, 2020. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	December 31, 2021	December 31, 2020

Inventory - Finished goods	$685,854	$681,709
Inventory deposits	-	141,164
Total Inventory and deposits	$685,854	$822,873

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	December 31, 2021	December 31, 2020

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(309,247)	(304,881)
Net property and equipment	$900	$5,266

For the years ended December 31, 2021 and 2020 we recognized $3,643 and $61,724 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January, 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director at the time totaling $221,155. The balance at December 31, 2020 was $4,496. During the year ended December 31, 2021, the Company repaid $4,496 of these loans resulting in a balance at December 31, 2021 of $-.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s CEO and director. Compensation for Mr. Ross was $200,000 plus stock awards of $393,490 and $180,250, respectively for the years ended December 31, 2021 and 2020.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020

Loan secured by a tour bus, payable in monthly payments of $1,426 including interest at 12% per annum through January 2023 when the remaining balance is payable.	$12,939	$15,649

Total recorded as current liability	$12,939	$15,649

Current and long-term portion. Total loan balance is reported as current because loan was past due and is expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the year ending December 31, 2020, the Company and the Company’s wholly-owned operating subsidiary completed the sale of additional short term notes and extensions of short term notes under similar terms in the additional principal amount totaling $2,869,171. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short term working capital notes mature in 30-180 days. In connection with these notes, the Company issued 215,948 shares of its Common Stock, warrants to purchase 31,875 shares of its Common Stock. The fair value of these share incentives was calculated to be $1,660,112. The fair value of the share incentives was recorded as a discount to the note payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the year ended December 31, 2020 is $1,411,203.

During the year ended December 31, 2020, the Company and the Company’s wholly-owned operating subsidiary completed the conversion of short term notes with a face value of $1,080,000 and accrued interest to 121,250 shares of Common Stock with a fair value of $1,651,900, resulting in a Loss on Extinguishment of Debt of $916,204.

During the year ending December 31, 2021, the Company and the Company’s wholly-owned operating subsidiary completed the sale of additional short term notes and extensions of short term notes under similar terms in the additional principal amount totaling $2,244,100. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short-term working capital notes mature in 30-180 days. In connection with these notes, the Company issued 546,292 shares of its Common Stock, warrants to purchase 662,713 shares of its Common Stock. The fair value of these share incentives was calculated to be $1,437,432. The fair value of the share incentives was recorded as a discount to the note payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the year ended December 31, 2021 is $1,261,695.

During the year ended December 31, 2021, the Company and the Company’s wholly-owned operating subsidiary completed the conversion of short term notes with a face value of $1,713,904 and accrued interest to 96,336 shares of Common Stock with a fair value of $2,691,940, resulting in a Loss on Extinguishment of Debt of $725,723.

As of December 31, 2021, and 2020, the outstanding balance due on the working capital notes was $3,879,428 and $4,672,096, respectively.

NOTE PAYABLE SCHEDULE

Type	Original Amount	Origination Date	Maturity Date	Effective Annual Interest Rate	Balance at December 31, 2021	Balance at December 31, 2020
Note Payable (a)	$200,000	3/4/2018	12/31/2018	12%	$0	$200,000
Note Payable (b)	$11,000	1/11/2019			$0	$9,073
Note Payable (c)	$400,000	11/1/2018	5/1/2019	12%	$0	$400,000
Note Payable (d)	$30,000	1/14/2019	2/15/2022	15%	$34,488	$30,000
Note Payable (e)	$225,000	8/22/2019	2/16/2022		$225,000	$225,000
Note Payable (f)	$180,000	10/15/2019	4/12/2020	18%	$0	$95,000
Note Payable (g)	$408,875	12/17/2019	6/4/2022	12%	$0	$408,875
Note Payable (h)		12/20/2019			$7,431	$12,219
Note Payable (i)	$201,000	1/30/2020	6/1/2020	12%	$0	$183,000
Note Payable (j)	$225,000	2/14/2020	1/14/2021	18%	$0	$18,750
Note Payable (k)	$200,000	3/6/2020	7/6/2021	12%	$0	$200,000
Note Payable (l)	$722,422	3/10/2020	2/8/2024	11.5%	$314,649	$679,609
Note Payable (m)	$300,000	3/26/2020	3/26/2021	6%	$0	$300,000
Note Payable (n)	$8,000	4/15/2020	5/15/2021		$0	$8,000
Note Payable (o)	$18,343	4/15/2020	5/15/2021		$0	$18,343
Note Payable (p)	$100,000	6/10/2020	12/10/2020		$0	$100,000
Note Payable (q)	$75,000	6/15/2020	6/15/2021	18%	$0	$75,000
Note Payable (r)	$101,000	6/18/2020	12/18/2020		$0	$101,000
Note Payable (s)	$102,000	7/3/2020	10/3/2020		$0	$72,188
Note Payable (t)	$150,000	8/5/2020	8/5/2021	12%	$67,200	$134,400
Note Payable (u)	$350,000	9/3/2020	9/3/2021	12%	$0	$392,000
Note Payable (v)	$100,000	9/10/2020	2/15/2022	12%	$106,000	$100,000
Note Payable (w)	$250,000	10/1/2020	1/2/2021	8%	$0	$250,000
Note Payable (x)	$100,000	10/6/2020	10/6/2021	12%	$0	$100,000
Note Payable (y)	$200,000	10/13/2020	10/13/2021	12%	$200,000	$200,000
Note Payable (z)	$250,000	10/21/2020	4/21/2021	8%	$0	$250,000
Note Payable (aa)	$450,000	10/31/2020	4/30/2021	20%	$0	$450,000
Note Payable (ab)	$150,000	11/1/2020	4/30/2021	20%	$0	$150,000
Note Payable (ac)	$118,049	11/19/2020	11/19/2021	18%	$0	$118,049
Note Payable (ad)	$109,200	11/20/2020	2/15/2022	18%	$125,302	$109,200
Note Payable (ae)	$60,000	12/16/2020	12/16/2021	18%	$0	$60,000
Note Payable (af)	$40,000	1/6/2021	2/15/2022	18%	$40,000	0
Note Payable (ag)	$273,187	3/31/2021	12/1/2021		$0	0
Note Payable (ah)	$1,000,000	4/9/2021	10/6/2021	8%	$1,000,000	0
Note Payable (ai)	$591,000	4/18/2021	9/1/2023		$418,375	0
Note Payable (aj)	$639,956	4/21/2021	4/22/2021	8%	$0	0
Note Payable (ak)	$151,688	4/22/2021	5/1/2021		$0	0
Note Payable (al)	$190,000	4/30/2021	2/15/2022
Note Payable (al)	$600,000	7/1/2021	6/30/2022	12%	$600,000	0
Note Payable (am)	$562,992	9/13/2021	2/15/2022	8.40%	$562,992	0
Note Payable (an)	$1,150,000	9/29/2021	9/29/2022	6%	$1,150,000	0
Note Payable (ao)	$15,000	9/30/2021	9/30/2022	12%	$21,293	0
Note Payable (ap)	$5,000	9/30/2021	9/30/2022	12%	$7,155	0
Unamortized Discount					($1,000,457)	($777,610)
					$3,879,428	$4,672,096

a)	On March 4, 2018, the Company entered into a promissory note with an unrelated party which was converted into the Company’s Common Stock.
b)	On January 11, 2019, the Company accepted a loan from Amazon Lending for $7,000 that was extended to $11,000 on July 11, 2019 and to $26,000 on January 10, 2020. This loan is paid in full.
c)	On November 1, 2018, the Company entered into a promissory note with an unrelated party for working capital which was converted into the Company’s Series B Preferred Stock.
d)	On January 14, 2019, the Company entered into a promissory note with an unrelated party for working capital.
e)	On August 22, 2019, the Company entered into a promissory note with an unrelated party.
f)	On October 15, 2019, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated April 22, 2021.
g)	On December 17, 2019, the Company entered into a secured promissory note with an unrelated party. The balance of the note was consolidated into a new note dated April 18, 2021.
h)	On December 20, 2018, the Company entered into a loan agreement with American Express. The Company makes monthly payments to satisfy the loan agreement.
i)	On January 30, 2020, the Company entered into a secured promissory note with an unrelated party to manufacture inventory. The balance of the note was consolidated into a new note dated April 18, 2021.
j)	On February 14, 2020, the Company entered into a promissory note with an unrelated party. The note was paid in full.
k)	On March 6, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated September 13, 2021.
l)	On March 10, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was converted into the Company’s Common Stock.
m)	On March 26, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated September 13, 2021.
n)	On April 15, 2020, the Company received an Economic Injury Disaster Loan (EIDL). The loan has been forgiven.
o)	On April 15, 2020, the Company received a Paycheck Protection Program Loan. The loan has been forgiven.
p)	On June 10, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated March 31, 2021.
q)	On June 15, 2020, the Company entered into a promissory note with an unrelated party.
r)	On June 18, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated March 31, 2021.
s)	On July 3, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was consolidated into a new note dated March 31, 2021.
t)	On August 5, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was converted into the Company’s Common Stock.
u)	On September 3, 2020, the Company entered into a promissory note with an unrelated party. The note has been paid in full.
v)	On September 10, 2020, the Company entered into a promissory note with an unrelated party.
w)	On October 1, 2020, the Company entered into a secured promissory note with a related party. The balance of the note was consolidated into a new note dated April 21, 2021.
x)	On October 6, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note was converted into the Company’s Common Stock.
y)	On October 13, 2020, the Company entered into a promissory note with an unrelated party. The note has been paid in full.
z)	On October 21, 2020, the Company entered into a secured promissory note with a related party. The balance of the note was consolidated into a new note dated April 21, 2021.
aa)	On November 1, 2020, the Company entered into a promissory note with an unrelated party.
ab)	On November 1, 2020, the Company entered into a promissory note with an unrelated party.
ac)	On November 19, 2020, the Company entered into a promissory note with an unrelated party. The balance of the note has been converted into the Company’s Common Stock.
ad)	On November 20, 2020, the Company entered into a promissory note with an unrelated party. The note has been paid in full.

ae)	On December 16, 2020, the Company entered into a promissory note with an unrelated party. The note has been converted into the Company’s Common Stock.
af)	On January 6, 2021, the Company entered into a promissory note with an unrelated party. The note has been paid in full.
ag)	On March 31, 2021, the Company entered into a forbearance agreement with an unrelated party to refinance existing loan amounts of $273,187. The note has been paid in full.
ah)	On April 9, 2021, the Company entered into a bridge loan agreement with a related party. The note has been paid in full.
ai)	On April 18, 2021, the Company entered into a secured promissory note with an unrelated party to refinance existing loan amounts of $408,875 and $183,000. The balance of the note has been converted into the Company’s Common Stock.
aj)	On April 21, 2021, the Company entered into a settlement agreement with a related party and paid off $617,600 of principal plus interest.
ak)	On April 22, 2021, the Company entered into a settlement agreement with an unrelated party and paid off $95,000 of principal plus interest.
al)	On April 30, 2021, an officer of the Company loaned the Company $190,000 which has been paid in full.
am)	On July 1, 2021, the Company entered into a promissory note with an unrelated party to refinance two existing notes.
an)	On September 29, 2021, the Company entered into a secured promissory note with an unrelated party in the amount of $1,150,000. The balance of the note has been converted into the Company’s Common Stock.
ao)	On September 30, 2021, the Company entered into a promissory note with an unrelated party. The note has been paid in full.
ap)	On September 30, 2021, the Company entered into a promissory note with an unrelated party. The note has been paid in full.

NOTE PAYOUT SCHEDULE
Year 2022	$4,879,885
Discount	$(1,000,457)
Balance	$3,879,428

NOTE 8 – INCOME TAXES

At December 31, 2021 and December 31, 2020, the Company had a net operating loss carryforward of $26,969,657 and $20,870,713, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset:
Net operating loss carryforward	$5,663,628	$4,382,850
Total deferred tax asset	5,663,628	4,382,850
Less: Valuation allowance	(5,663,628)	(4,382,850)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2021 and December 31, 2020 was $5,663,628 and $4,382,850, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2021 and December 31, 2020 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for and as of December 31, 2021 and 2020:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

NOTE 9 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value Common Stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common and Preferred stock

In February 2020, the Company issued 15,000 shares of its Common Stock to pay professional and consulting fees. Total fair value of $240,000 was recorded as an expense. In June 2020, the Company issued 10,125 shares of its Common Stock to pay consulting fees and interest expense. Total fair value of $95,000 was recorded as an expense. In August 2020, the Company issued 4,839,871 shares of its Common Stock to pay consulting fees and interest expense. Total fair value of $489,462 was recorded as an expense. In October 2020, the Company issued 80,125 shares of its Common Stock to pay consulting fees and interest expense. Total fair value of $553,820 was recorded as an expense. During May 2020, the Company issued 875 shares of its Common Stock in exchange for a debt reduction of $7,000.

During the year ended December 31, 2020, the Company issued 215,948 shares of its Common Stock and issued five year warrants to sell 31,250 shares of Common Stock in connection with issue of short-term loans. The fair value of these share incentives was calculated to be $1,881,761 which was recorded as a discount to the notes payable and amortized to interest expense over the term of those loan agreements. Interest expense recorded as a result of amortization of discount for the year ended December 31, 2020 is $1,411,203.

During the year ended December 31, 2020, the Company issued 121,250 shares of its Common Stock and completed the conversion of short-term notes with a face value of $1,080,000 and accrued interest. The fair value of these shares was calculated to be $1,651,900, resulting in a Loss on Extinguishment of Debt of $916,242.

During the year ended December 31, 2020, the Company issued 33,750 shares of its Common Stock to pay professional and consulting fees. Total fair value of $375,000 was recorded as an expense.

On January 5, 2021, the Company issued 3,875 shares of Common Stock of the Company valued at $4.80 per share as an interest payment on an outstanding note.

On January 12, 2021, the Company received an equity investment of $50,000 to purchase 10,417 shares of the Company’s Common Stock by Subscription Agreement at $4.80 per share.

The Company entered into a one-year promissory note dated March 4, 2021 in the amount of $50,000. The Company will pay monthly interest payments at 12% per annum to the holder of the note. A component of the note issued 7,500 shares of Common Stock to the note holder.

On March 5, 2021the Company received an equity investment of $100,000, to purchase 20,833 shares of the Company’s Common Stock by Subscription Agreement at $4.80 per share.

On March 10, 2021, the Company issued 3,500 shares of Common Stock to pay interest on an outstanding note.

On March 10, 2021, the Company issued 3,875 shares of Common Stock to pay interest on an outstanding note.

On March 10, 2021, the Company issued 3,991 shares of Common Stock of the Company valued at $4.80 per share as payment for services rendered.

On April 9, 2021, in connection with a $1,000,000 bridge loan, the Company issued Ronald A. Smith, our COO, a warrant to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $8.00 per share with a five-year term.

On April 9, 2021, the Company entered into two employment agreements with recently appointed officers, whereby it agreed to issue 109,375 shares of Common Stock to such officers. In addition, the Company entered into amendments to the current employment agreements with its Chief Executive Officer and President, whereby it agreed to issue 100,000 shares of Common Stock.

On April 20, 2021, the Company issued 1,875 shares of Common Stock in return for services rendered.

On April 22, 2021, the Company entered into a settlement agreement with a current debt holder, whereby the Company agreed to repay the $151,688 balance owing on the note owed to such holder with a cash payment of $50,000 and the issuance of 25,000 shares of Common Stock, with a stated value of $100,688.

On June 11, 2021, the Company sold 10,000 units at $7 per unit consisting of 10,000 shares of Series B Preferred Stock and 12,500 three-year warrants to purchase 1 share of Common Stock per warrant at 8.00 to an accredited investor.

On June 14, 2021, the Company sold 5,000 units at $7 per unit consisting of 5,000 shares of Series B Preferred Stock and 6,250 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00 to an accredited investor.

On June 14, 2021, a holder of various outstanding notes converted outstanding principal and interest to 42,658 units at $7 per unit consisting of 42,658 shares of Series B Preferred Stock and 53,322 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00.

On June 15, 2021, a holder of various outstanding notes converted outstanding principal and interest to 57,143 units at $7 per unit consisting of 57,143 shares of Series B Preferred Stock and 71,429 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00.

On June 15, 2021, a holder of an outstanding note converted outstanding principal and interest to 75,143 units at $7 per unit consisting of 75,143 shares of Series B Preferred Stock and 93,929 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00.

On June 18, 2021, the Company sold 28,572 units at $7 per unit consisting of 28,572 shares of Series B Preferred Stock and 35,715 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00 to an accredited investor.

On June 21, 2021, a holder of an outstanding note converted a portion of outstanding principal to 50,000 units at $7 per unit consisting of 50,000 shares of Series B Preferred Stock and 62,500 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00.

On June 28, 2021, the Company sold 5,000 units at $7 per unit consisting of 5,000 shares of Series B Preferred Stock and 6,250 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00 to an accredited investor.

On June 29, 2021, a holder of an outstanding note converted outstanding principal and interest to 16,000 units at $7 per unit consisting of 16,000 shares of Series B Preferred Stock and 20,000 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00.

On June 29, 2021, a holder of an outstanding note converted outstanding principal and interest to 8,000 units at $7 per unit consisting of 8,000 shares of Series B Preferred Stock and 10,000 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00.

On June 30, 2021, the Company sold 15,000 units at $7 per unit consisting of 15,000 shares of Series B Preferred Stock and 18,750 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00 to an accredited investor.

On June 30, 2021, the Company sold 7,143 units at $7 per unit consisting of 7,143 shares of Series B Preferred Stock and 8,929 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00 to an accredited investor.

On July 21, 2021, the Company issued 15,250 shares of Common Stock as interest payments on an outstanding note.

On July 22, 2021, the Company issued 16,250 shares of Common Stock as a component of a note payable.

On July 26, 2021, the Company filed a Certificate of Designation and Amendment with the Nevada Secretary of State to increase the number of shares constituting the Series B Convertible Preferred Stock from 250,000 to 350,000.

On July 26, 2021, the Company sold 7,500 units at $7 per unit consisting of 7,500 shares of Series B Preferred Stock and 9,375 three-year warrants to purchase 1 share of Common Stock per warrant at $8.00 to an accredited investor by subscription agreement.

On July 29, 2021, the Company issued 10,000 shares of Common Stock as a conversion of Series B Preferred Stock.

On July 30, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 9,416 shares of Common Stock to Rocco LaVista, our VP of Business Development, for services.

On August 3, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 9,416 shares of Common Stock to Charles A. Ross, Jr., our CEO, for services.

On August 4, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 9,416 shares of Common Stock to Doug E. Grau, our President, for services.

On August 12, 2021, the Company issued 3,875 shares of Common Stock as an interest payment on an outstanding note.

On August 18, 2021, the Company issued 53,322 shares of Common Stock as a conversion of Series B Preferred Stock.

On September 3, 2021, the Company issued 431 shares of Common Stock as a component of a note.

On September 8, 2021, the Company issued 3,875 shares of Common Stock as an interest payment on an outstanding note.

On September 21, 2021, the Company issued 1,250 shares of Common Stock as a component of a note.

On September 21, 2021, the Company issued 6,250 shares of Common Stock as a component of a note.

On September 30, 2021, the Company issued 1,563 shares of Common Stock as a component of a note extension.

On September 30, 2021, the Company issued 3,750 shares of Common Stock as an interest payment on an outstanding note.

On September 30, 2021, the Company issued 34,492 shares of Common Stock as an interest payment on outstanding notes.

On October 25, 2021, the Company issued 13,393 shares of Common Stock and 13,393 three-year warrants to purchase Common Stock for $8.00 for an investment of $75,000 by an accredited investor.

On October 29, 2021, the Company issued 14,750 shares of Common Stock as an interest payment on an outstanding note.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of Common Stock to a legal consultant of the Company for services.

On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of Common Stock to a financial consultant of the Company for services.

On December 2, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of Common Stock to a consultant of the Company for services.

On December 2, 2021, the Company issued 44,125 shares of Common Stock as interest payments on outstanding notes.

On December 2, 2021, the Company issued 18,878 shares of Common Stock to convert three outstanding notes to equity.

On December 2, 2021, the Company issued 23,705 shares of Common Stock as a conversion of Series B Preferred stock.

On December 2, 2021, the Company issued 1,250 shares of Common Stock in return for services.

At December 31, 2021 and December 31, 2020, there were 1,597,370 and 910,100 shares of Common Stock issued and outstanding, respectively.

NOTE 10 – WARRANTS AND OPTIONS

In October 2020, the Company issued five-year warrants to purchase 31,250 shares of the Company’s Common Stock at $8.00 per share in connection with short term financing. In November 2020, the Company issued two-year warrants to purchase 625 shares of the Company’s Common Stock at $80.00 per share in connection with short term financing.

In April 2021, the Company issued five-year warrants to purchase 25,000 shares of the Company’s Common Stock at $8.00 per share in connection with short term financing. In June 2020, the Company issued three-year warrants to purchase 399,574 shares of the Company’s Common Stock at $8.00 per share in connection with conversion of short-term debt to Preferred and Common Stock. In July 2021, the Company issued three-year warrants to purchase 23,705 shares of the Company’s Common Stock at $8.00 per share in connection with conversion of short-term debt to Preferred and Common Stock. In August 2021, the Company issued three-year warrants to purchase 9,375 shares of the Company’s Common Stock at $8.00 per share in connection with conversion of short-term debt to Preferred and Common Stock. In September 2021, the Company issued five-year warrants to purchase 191,667 shares of the Company’s Common Stock at $8.00 per share in connection with short term financing. In October 2021, the Company issued three-year warrants to purchase 13,393 shares of the Company’s Common Stock at $8.00 per share in connection with sale of Common Stock.

As of December 31, 2020, there were 43,688 warrants outstanding to acquire additional shares of Common Stock. As of December 31, 2021, there were 701,776 warrants to acquire additional shares of Common Stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at December 31, 2021. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these Common Stock equivalents using Black-Scholes and the following assumptions:

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

	December 31, 2021	December 31, 2020

Stock Price	$5.68	$8.32
Exercise Price	$8.00	$20.80
Term (expected in years)	3.2	4.73
Volatility	203.44%	259.2%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	1.52%	0.18%

Stock Purchase Warrants

The following table summarizes all warrant activity for the years ended December 31, 2021 and 2020.

	Shares	Weighted- Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding and Exercisable at December 31, 2019	30,250	$48.80	.73 years	-
Granted	31,875	$9.60	4.75 years	-
Exercised			-	-
Expired	(18,438)	-	-	-
Outstanding and Exercisable at December 31, 2020	43,688	$20.80	3.73 years	-
Granted	662,713	$8.00	3.20 years	-
Exercised			-	-
Expired	(4,625)	-	-	-
Outstanding and Exercisable at December 31, 2021	701,776	$8.80	3.20 years	-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancelable Operating Leases

The Company has a lease for a showroom and office space in Lenexa, Kansas which expires in January 2026. And an annually renewable lease for warehouse space in Chanute, Kansas. The following is a schedule, by year, of the future minimum rental payments under the lease:

Year ended December 31,

2022	169,096
2023	76,628
2024	77,681
2025	78,755
2026	19,689
Total	$421,848

Rent costs totaled approximately $179,589 and $159,120 for years ended December 31, 2021 and 2020, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2021 through the date the financial statements were issued and determined that there were the following subsequent events.

On February 1, 2022, the Company entered into a one year consulting agreement in the amount of $40,000 to provide general business development services, including but not limited to: introducing potential acquisition or merger candidates; assist in identifying strategic partners and public awareness; assist in evaluating potential acquisition or merger candidates; and provide general services on an as needed basis.

On February 3, 2022, multiple Series B Convertible Preferred stockholders converted 201,358 shares of Series B Convertible Preferred Stock to 251,698 shares of Common Stock of the Company.

On February 3, 2022, the Company converted two outstanding notes into 186,067 shares of Common Stock of the Company.

On February 9, 2022, we closed on an underwritten public offering of 2,530,121 units (the “Common Units”), at a price to the public of $4.15 per Common Unit, for aggregate gross proceeds of approximately $10.5 million, prior to deducting underwriting discounts, commissions, and other estimated offering expenses. Each Common Unit consisted of one share of Common Stock and one warrant to purchase one share of Common Stock (each a “Warrant” and collectively the “Warrants”). The Common Stock and Warrants were immediately separable from the Common Units and were issued and trade separately. The Warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $5.1875 per share.

The Company paid off multiple promissory notes totaling $2,562,122 during the month of February 2022.

On March 30, 2022, the Company entered into an LOI to purchase a safe manufacturer and paid a $250,000 good faith deposit.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of American Rebel Holdings, Inc. as of December 31, 2021 and newly appointed officer and directors after year-end.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Executive Officers
Charles A. Ross, Jr.	CEO and Director (Principal Executive Officer)	55	June 9, 2016

Doug E. Grau	President and Director	59	February 12, 2020

Ronald A. Smith	Chief Operating Officer	61	April 9, 2021

John Garrison	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	70	February 8, 2022

Non-Employee Directors

Corey Lambrecht	Director	52	February 12, 2020

Michael Dean Smith	Director	52	February 8, 2022

Ken Yonika	Director	60	February 8, 2022

Executive Officers

Charles A. Ross, Jr., CEO

Mr. Ross is currently the Company’s CEO and a Director. He has held these positions since June 20, 2016. He is responsible for all duties required of a corporate officer and the development of the business. From December 15, 2014 through April 9, 2021, Mr. Ross served as the sole officer and director of American Rebel, Inc. He now serves as Secretary/Treasurer and a director. American Rebel, Inc. has developed a product line of concealed carry products that officially launch at the 2017 NRA Convention April 27 – 30 in Atlanta, GA. Prior to founding American Rebel, Inc. Mr. Ross founded many companies including Digital Ally, Inc. (NASDAQ: DGLY), which he established in 2004. In addition to his entrepreneurial accomplishments, Mr. Ross served as host for ten years of his own television show, Maximum Archery, where he bowhunted all over the world including traditional hunts and some of the world’s most dangerous game. Maximum Archery evolved into his new show, American Rebel, which features Mr. Ross’s music, patriotism, his support of the 2nd Amendment and celebrates the “American Rebel Spirit” in all of us. Mr. Ross has released three CDs and his song “American Rebel” has become the theme song for American Rebel.

Doug E. Grau, President

Mr. Grau is currently our president and a director. He also serves as a director of American Rebel, Inc., our wholly-owned operating subsidiary. Mr. Grau has produced CEO Andy Ross’s three CDs and has worked with Andy in various capacities for thirteen years. Mr. Grau worked as an executive at Warner Bros. Records in Nashville for fifteen years, developing the talents of Travis Tritt, Little Texas, David Ball, Jeff Foxworthy, Bill Engvall, Larry the Cable Guy, Ron White, and others. Mr. Grau graduated from Belmont University in Nashville, TN in 1985 with a Bachelor’s degree in Business Administration.

Ronald A. Smith, COO

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

John Garrison, Chief Financial Officer

Mr. Garrison was appointed as Chief Financial Officer in February 2022. Previously, Mr. Garrison provided accounting consulting services to the Company since 2016. From 2016 to the present, Mr. Garrison has been the sole owner of JC Garrison CPA, a business consulting firm. Mr. Garrison holds B.S. in business and accounting from Kansas State University.

Non-Employee Directors

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

Michael Dean Smith, Director

Mr. Smith has been an independent director since February 2022 and has, since 2017, been Vice President of Industrial Maintenance, Inc. From 1997-2017, Mr. Smith served in various positions with Payless Shoe Source. Mr. Smith holds B.S. in Business Administration and Accounting from the University of Kansas, and MBA from Washburn University.

Ken Yonika, Director

Mr. Yonika has been an independent director since February 2022 and has served as Chief Executive Officer and President at Pacific Crest Equity Partners, Inc. since 2000. Mr. Yonika earned a B.B.A. from Western Connecticut State University in 1988 with a major in accounting and a minor in Finance.

CORPORATE GOVERNANCE

During the year ended December 31, 2021 we had only one independent director (Corey Lambrecht) and had only established minimal formal corporate governance policies. Concurrent with our February 2022 public offering, we made significant corporate governance changes, which are set forth below.

Director Independence

The board of directors has reviewed the independence of our directors based on the listing standards of the Nasdaq Capital Market. Based on this review, the board of directors has determined that each of Corey Lambrecht, Michael Dean Smith and Ken Yonika are independent within the meaning of the Nasdaq Capital Market rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable Nasdaq Capital Market rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our Board has established the following three standing committees: audit committee; compensation committee; and nominating and governance committee, or nominating committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters will be available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

The following table identifies the independent and non-independent current Board and committee members through the date of this filing:

Name	Audit	Compensation	Nominating and Corporate Governance	Independent
Charles A. Ross, Jr.
Doug E. Grau
Corey Lambrecht	X	X	X	X
Michael Dean Smith	X	X	X	X
Ken Yonika	X	X	X	X

Audit Committee

Our board of directors established the audit committee for the purpose of overseeing the accounting and financial reporting process and audits of our financial statements. The audit committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-person transactions.

Our audit committee consists of Corey Lambrecht, Michael Dean Smith and Ken Yonika. Ken Yonika serves as the chairman. Our board of directors has affirmatively determined that each of Corey Lambrecht, Michael Dean Smith and Ken Yonika qualify as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K.

Our board of directors has affirmatively determined that each of Corey Lambrecht, Michael Dean Smith and Ken Yonika meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Nasdaq Capital Market rules.

Compensation Committee

Our board of directors has established the compensation committee for the purpose of reviewing, recommending and approving our compensation policies and benefits, including the compensation of all of our executive officers and directors. The compensation committee is responsible for, among other matters:

●	reviewing key employee compensation goals, policies, plans and programs;

●	reviewing and approving the compensation of our directors and executive officers;

●	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

●	appointing and overseeing any compensation consultants or advisors.

Our compensation committee consists of Ken Yonika, Corey Lambrecht, and Michael Dean Smith. Corey Lambrecht serves as the chairman. In determining that each of Corey Lambrecht, Michael Dean Smith and Ken Yonika qualify as an “independent director” pursuant to Rule 10A-3 of the Exchange Act, the board of directors also considered all factors required by Rule 5605(d)(2)(A) and any other applicable regulations or rules promulgated by the SEC and the Nasdaq Capital Market rules relating to compensation committee composition.

Nominating and Corporate Governance Committee

Our board of directors has established the nominating and corporate governance committee for the purpose of assisting the board in identifying qualified individuals to become board members, in determining the composition of the board and in monitoring the process to assess board effectiveness. Our nominating committee consists of Michael Dean Smith, Ken Yonika, and Corey Lambrecht. Michael Dean Smith serves as the chairman.

Board Leadership Structure

Our Board has not adopted a formal policy regarding the separation of the offices of Chief Executive Officer and Chairman of the Board. Rather, the Board believes that different leadership structures may be appropriate for the Company at different times and under different circumstances, and it prefers flexibility in making this decision based on its evaluation of the relevant facts at any given time.

In December 2014, Mr. Ross was appointed as Chief Executive Officer and became Executive Chairman. Under our current Board leadership structure, the Chief Executive Officer is responsible for the day-to-day leadership and performance of the Company. Mr. Grau, our President, focuses on allocation of resources.

Risk Oversight

Our board of directors will oversee a company-wide approach to risk management. Our board of directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our board of directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Specifically, our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our audit committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interests. Our board of directors is responsible for overseeing the management of risks associated with the independence of our board of directors.

Code of Business Conduct and Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of this code will be available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Family Relationships

There are no family relationships among our directors and/or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past 10 years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Our Board believes that diversity promotes a variety of ideas, judgments and considerations to the benefit of our Company and stockholders. Although there are many other factors, the Board primarily focuses on public company board experience, knowledge of the safes and concealed self-defense products industry, or background in finance or technology, and experience operating growing businesses.

Communication with our Board

Although the Company does not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at American Rebel Holdings, Inc., at 718 Thompson Lane, Suite 108-199, Nashville, TN, 37204, Attention: Corporate Secretary. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Director Nominations

As of December 31, 2021, we did not make any material changes to the procedures by which our stockholders may recommend nominees to our Board. In February of 2022, we elected two new members to the board of directors, Messrs. Smith and Yonika.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board or compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

During fiscal 2021 and 2020, our board was solely responsible for establishing and administering our executive and director compensation plans. In 2022, the compensation committee of the board of directors will be responsible for establishing and administering our executive and director compensation plans.

Executive Compensation

The following table sets forth the compensation we paid to our current executive officer(s) during the fiscal years ended December 31, 2021 and 2020, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards		All Other Compensation		Total
principal position	Year	($)	($)	($)		($)		($)
(a)	(b)	(c)	(d)	(e)		(i)		(j)
Charles A. Ross, Jr. (1)	2021	200,000	-	393,490	(2)	-		593,490
CEO	2020	-	-	-		180,250	(3)	180,250

Doug E. Grau(4)	2021	120,000	-	393,490	(2)	-		513,490
President	2020	-	-	-		120,000	(3)	120,000

Ronald A. Smith(5)	2021	-	-	247,000	(5)	-		247,000
COO

(1)	During the year ended December 31, 2020, the Company had no formal employment arrangement with Mr. Ross for services. Mr. Ross’ compensation was not based on any percentage calculations. The board made all decisions determining the amount and timing of payment for his compensation. On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Ross, with a base annual salary of $180,000.
(2)	Deemed value of 26,813 shares of Common Stock issued on March 24, 2021 pursuant to the LTIP, 50,000 shares of Common Stock issued on April 9, 2021 pursuant to an employment agreement, and 9,416 shares of Common Stock issued on August 3, 2021 pursuant to the LTIP.
(3)	Represents cash compensation paid to the named executive officer.
(4)	Mr. Grau was appointed as President on February 12, 2020. Prior to such appointment, Mr. Grau worked for the Company as a non-executive officer. On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Grau, with a base annual salary of $120,000.
(5)	Mr. Smith was appointed as COO and the Company entered into a two-year employment agreement with Mr. Smith on April 9, 2021, with no cash salary; however, Mr. Smith was issued 59,375 shares of Common Stock, with a deemed value of $247,000, pursuant to the employment agreement.

Employment Agreements

Effective January 1, 2021, the Company entered into employment agreements with Charles A. Ross, Jr., its CEO, and Doug E. Grau, its President. These agreements were amended in April of 2021. Further, on April 9, 2021, the Company entered into an employment agreement with Ronald A. Smith, its COO.

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

The original term of Mr. Ross’ employment agreement runs from January 1, 2021 until December 31, 2025.

Mr. Ross’ employment agreement provides for an initial annual base salary of $180,000, which may be adjusted by the board of directors of the Company.

In addition, Mr. Ross is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Company’s board of directors.

Further, the Company granted and issued Mr. Ross 50,000 shares of Series A - Super Voting Convertible Preferred Stock. Pursuant to the amendment to his employment agreement, the Company issued 50,000 shares of Common Stock to Mr. Ross.

In the event of a termination of employment with the Company by the Company without “cause” or by Mr. Ross for “Good Reason” (as defined in the employment agreement), Mr. Ross would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to 12-months base salary; and (iii) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with the Company by the Company for “cause” (as defined in the employment agreement), by reason of incapacity, disability or death, Mr. Ross, or his estate, would receive a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment, disability or death.

In the event of a termination of Mr. Ross’ employment with the Company by reason of change in control (as defined in the employment agreement), Mr. Ross, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to twelve (12) months Salary plus 100% of his prior year’s Bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Ross’ employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.2 to the Form 8-K filed on March 2, 2021. A copy of the amendment to Mr. Ross’ employment agreement was attached as Exhibit 10.42 to the Form 10-K filed on May 17, 2021.

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

The original term of Mr. Grau’s employment agreement runs from January 1, 2021 until December 31, 2025.

Mr. Grau’s employment agreement provides for an initial annual base salary of $120,000, which may be adjusted by the board of directors of the Company.

In addition, Mr. Grau is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Company’s board of directors.

Further, the Company granted and issued Mr. Grau 50,000 shares of Series A - Super Voting Convertible Preferred Stock. Pursuant to the amendment to his employment agreement, the Company issued 50,000 shares of Common Stock to Mr. Grau.

In the event of a termination of employment with the Company by the Company without “cause” or by Mr. Grau for “Good Reason” (as defined in the employment agreement), Mr. Grau would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to 12-months base salary; and (iii) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with the Company by the Company for “cause” (as defined in the employment agreement), by reason of incapacity, disability or death, Mr. Grau, or his estate, would receive a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment, disability or death.

In the event of a termination of Mr. Grau’s employment with the Company by reason of change in control (as defined in the employment agreement), Mr. Grau, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to twelve (12) months Salary plus 100% of his prior year’s Bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Grau’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.2 to the Form 8-K filed on March 2, 2021. A copy of the amendment to Mr. Grau’s employment agreement was attached as Exhibit 10.43 to the Form 10-K filed on May 17, 2021.

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

In addition, Mr. Smith is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Company’s board of directors.

Further, the Company issued 59,375 shares of Common Stock to Mr. Smith.

In the event of a termination of employment with the Company by the Company without “cause” or by Mr. Smith for “Good Reason” (as defined in the employment agreement), Mr. Smith would receive immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of Mr. Smith’s employment with the Company by reason of change in control (as defined in the employment agreement), Mr. Smith, would receive: (i) a lump sum payment equal to 100% of his prior year’s Bonus; and (ii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Smith’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.40 to the Form 10-K filed on May 17, 2021.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2021 and December 31, 2020.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2021.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. During the year ended December 31, 2020, we did not have any employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. However, on January 1, 2021 we entered into employment agreements with Charles A. Ross, Jr. and Doug E. Grau and on April 9, 2021, we entered into an employment agreement with Ronald A. Smith. All of these agreements provide for certain payments to be made in the event of a termination of their employment agreements by reason of change in control (as defined in the employment agreements). Each of them would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment (not applicable to Smith as he receives no salary); (ii) a lump sum payment equal to twelve (12) months Salary (not applicable to Smith as he receives no salary) plus 100% of his prior year’s bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement.

Compensation of Directors

During the year ended December 31, 2021, we did not have any standard arrangement for compensation of our directors for any services provided as a director, including services for committee participation or for special assignments. In March of 2022, our board adopted compensation for non-employee directors. Non-employee directors receive compensation of $60,000 per year of service, payable quarterly in restricted shares of Common Stock, and are paid nominal cash fees and reimbursed for costs for director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

On January 1, 2021, our board of directors approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP, pursuant to awards of Restricted Shares or Options, will be limited to 10% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2021, up to 94,372 shares of Common Stock were available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. In March of 2021, we issued 53,625 shares of Common Stock under the LTIP and in August of 2021, we issued the remaining 40,747 shares of Common Stock available under the LTIP.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 18, 2022 or exercisable within the next 60 days thereafter, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Common Stock Outstanding(2)
Officers and Directors
Charles A. Ross, Jr., CEO, Chairman, principal executive officer, secretary, treasurer, principal financial officer and principal accounting officer(3)	176,916	3.73%

Doug E. Grau, President and a Director(3)	148,729	3.14%

Ronald A. Smith, Chief Operating Officer(4)	218,125	4.58%

John Garrison, Chief Financial Officer	13,613	0.29%

Corey Lambrecht, Director	12,500	0.26%

Michael Dean Smith, Director	0	* %

Kenneth Yonika, Director	2,500	* %

Directors and executive officers as a group (7 Persons)	572,383	12.01%

* Less than 0.01%

(1)	Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 718 Thompson Lane, Suite 108-199, Nashville, Tennessee 37204.
(2)	Percentage is based upon 4,741,321 shares of Common Stock issued and outstanding and figures are rounded to the nearest hundredth of a percent.
(3)	Does not include 50,000 shares of Series A Preferred stock, whereby each share is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for stockholder vote.
(4)	Includes 25,000 five-year warrants to purchase shares of Common Stock at $8.00 per share.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2021 in which:

●	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($14,980); and
●	A director, executive officer, holder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

The following includes a summary of transactions since January 1, 2019 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer and a director. In September 2019, Mr. Ross received a grant of 34,063 shares of Common Stock. On March 24, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Ross received 26,813 shares of Common Stock. On April 9, 2021, the Company entered into an amendment to the employment agreement with Charles A. Ross, Jr. and authorized the issuance of 50,000 shares of Common Stock to Mr. Ross. On August 3, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Ross received 9,416 shares of Common Stock.

Ronald Smith serves as the Company’s COO and on April 9, 2021, the Company entered into an employment agreement with Mr. Smith and authorized the issuance of 59,375 shares of Common Stock. On April 9, 2021, the Company entered into a Bridge Loan agreement with Mr. Smith and issued 25,000 warrants to purchase shares of the Company’s Common Stock at an exercise price of $8.00 per share with a five-year term. Prior to joining the Company as COO on April 9, 2021, Mr. Smith was issued 12,500 shares of Common Stock as a component of a six-month Promissory Note dated July 15, 2019. Mr. Smith was issued 12,500 shares of Common Stock as a component of a six-month Promissory Note dated August 29, 2019. Mr. Smith was issued 25,000 shares of Common Stock as a component of a six-month Promissory Note dated September 5, 2019. On February 17, 2020, the Company issued 1,250 shares of Common Stock to Mr. Smith as a component of a new note dated February 17, 2020. On March 6, 2020, Mr. Smith received 75,000 shares of Common Stock as a conversion of outstanding principal and interest of Promissory Notes dated February 17, 2020, August 29, 2019, and September 5, 2019. Also on March 6, 2020, Mr. Smith was issued 12,500 shares of Common Stock as a component of a Promissory Note. Mr. Smith was issued 37,500 shares of Common Stock as a component of a Promissory Note dated March 26, 2020.

Doug Grau is the Company’s President. In September 2019, Mr. Grau received a grant of 37,500 shares of Common Stock. On March 24, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Grau received 26,813 shares of Common Stock. On April 9, 2021, the Company entered into an amendment to the employment agreement with Doug Grau and authorized the issuance of 50,000 shares of Common Stock to Mr. Grau. On August 3, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Grau received 9,416 shares of Common Stock.

Corey Lambrecht is an independent director of the Company’s Board of Directors. On March 24, 2021, the Company authorized 6,250 shares of Common Stock to Mr. Lambrecht for services.

Kenneth Yonika joined the board as an independent director of the Company’s Board of Directors on February 9, 2022. In March 2019, Mr. Yonika received 1,250 shares of Common Stock for services.

John Garrison was appointed as the Company’s Chief Financial Officer in February 2022. In September 2019, Mr. Garrison received a grant of 2,500 shares of Common Stock. On October 1, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Garrison received 6,250 shares of Common Stock.

The Company has agreements with related parties for services, notes payable and stock grants. See Notes to Financial Statements numbers 5, 7, 9 and 10.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by BF Borgers CPA, a professional corporation (“BF Borgers”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2021 and December 31, 2020 and fees billed for other services rendered by BF Borgers during those periods. All services reflected in the following fee table for 2021 and 2020 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2021	December 31, 2020
Audit fees (1)	$37,000	$37,000
Audit-related fees	-	-
Tax fees	-	-
All other fees(2)	18,900	-
Total Fees	$55,900	$37,000

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2021 and December 31, 2020.
(2)	Comfort letter and consent to use audited financial statements in additional filings related to underwritten public offering.

In its capacity, the audit committee of the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The committee will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the committee pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Financial Statement Schedules

None.

(c)	Exhibits Index

2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 9, 2016)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
3.4	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
3.5	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.1#	Description of Securities
4.2	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4. 2 to Form 8-K, filed February 10, 2022)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)

10.4†	Smith Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.40 to Form 10-K, filed May 17, 2021)
10.5†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.6†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
21.1#	List of Subsidiaries
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#**	Certification of Chief Financial Officer and Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: March 31, 2022	By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Charles A. Ross, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Charles A. Ross, Jr.

/s/ John Garrison	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
John Garrison

/s/ Doug E. Grau	Director and President	March 31, 2022
Doug E. Grau

/s/ Ronald A. Smith	Chief Operating Officer	March 31, 2022
Ronald A. Smith

/s/ Corey Lambrecht	Director	March 31, 2022
Corey Lambrecht

/s/ Michael Dean Smith	Director	March 31, 2022
Michael Dean Smith

/s/ Kenneth Yonika	Director	March 31, 2022
Kenneth Yonika

