Form 10-Q
period 2022-03-31
AMERICAN REBEL HOLDINGS INC
filed 2022-05-13
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 000-55728

AMERICAN REBEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

718 Thompson Lane, Suite 108-199, Nashville, Tennessee	37204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 267-3235

Copies of communications to:

Joseph Lucosky, Esq	Anthony N. DeMint, Esq.
Adele Hogan, Esq.	DeMint Law, PLLC
Lucosky Brookman LLP	3753 Howard Hughes Parkway
101 Wood Avenue South	Second Floor, Suite 314
5th Floor	Las Vegas, Nevada 89169
Iselin, NJ 08830	(702) 714-0889
(732) 395-4402	anthony@demintlaw.com
jlucosky@lucbro.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AREB	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	AREBW	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2022, was 4,741,321 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,508,681	$17,607
Accounts Receivable	162,195	100,746
Prepaid expense	611,492	163,492
Inventory	643,495	685,854
Inventory deposits	647,147	-
Total Current Assets	5,573,010	967,699

Property and Equipment, net	-	900

OTHER ASSETS:
Lease Deposit	-	-
Total Other Assets	-	-

TOTAL ASSETS	$5,573,010	$968,599

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	114,259	1,032,264
Accrued Interest	67,919	203,972
Loan – Officer - Related party	-	10,373
Loan – Working Capital	606,234	3,879,428
Loans - Nonrelated parties	8,662	12,939
Total Current Liabilities	797,074	5,138,976

		-
TOTAL LIABILITIES	797,074	5,138,976

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000, and 100,000 issued and outstanding, respectively at March 31, 2022 and December 31, 2021 Preferred shares Class A	100	100
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 75,143, and 276,501 issued and outstanding, respectively at March 31, 2022 and December 31, 2021 Preferred shares Class B	75	277
Common stock, $0.001 par value; 600,000,000 shares authorized; 4,741,321 and 1,597,370 issued and outstanding, respectively at March 31, 2022 and December 31, 2021	4,741	1,597
Additional paid in capital	34,368,914	22,797,306
Accumulated deficit	(29,597,894)	(26,969,657)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,775,936	(4,170,377)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,573,010	$968,599

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Revenue	$154,080	$349,290
Cost of goods sold	96,719	268,145
Gross margin	57,361	81,145

Expenses:
Consulting – business development	462,989	146,006
Product development costs	33,273	86,733
Marketing and brand development costs	80,970	46,340
Administrative and other	438,305	179,816
Depreciation expense	900	1,613
	1,016,437	460,508
Operating income (loss)	(959,076)	(379,363)

Other Income (Expense)
Interest expense	(292,405)	(548,252)
Gain (Loss) on extinguishment of debt	(1,376,756)	-
Net income (loss) before income tax provision	(2,628,237)	(927,615)
Provision for income tax	-	-
Net income (loss)	$(2,628,237)	$(927,615)
Basic and diluted income (loss) per share	$(0.83)	$(0.99)
Weighted average common shares outstanding - basic and diluted	3,169,000	934,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/DEFICIT

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2020-	910,099	-	$910	$-	$15,857,366	$(20,870,713)	$(5,012,437)

Sale of common stock.	31,250	-	31	-	149,969	-	150,000

Common Stock issued to pay expense	22,741	-	23	-	105,443	-	105,466

Net Loss	-	-	-	-	-	(927,615)	(927,615)

Balance – March 31, 2021-	964,090	-	$964	$-	$16,112,778	$(21,798,328)	$(5,684,586)

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2021-	1,597,370	376,501	$1,597	$377	22,797,306	$(26,969,657)	$(4,170,377)

Sale of Common Stock.	2,658,630	-	2,659	-	9,035,797	-	9,038,456

Common stock issued to pay expense	233,623	-	233	-	969,302	-	969,535

Preferred Stock converted to Common stock	251,698	(201,358)	252	(202)	(50)	-	-

Debt converted to Warrants	-	-	-	-	1,566,559	-	1,566,559

Net Loss	-	-	-	-	-	(2,628,237)	(2,628,237)
Balance – March 31, 2022-	4,741,321	175,143	$4,741	$175	34,368,914	$(29,597,894)	$4,775,936)

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,628,237)	$(927,615)
Depreciation	900	1,613
Expense paid through issuance of stock	969,535	105,466
Amortization of loan discount	1,000,457	291,993
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(61,507)	(64,725)
Change in prepaid expenses	(448,000)	11,389
Change in inventory	42,360	(115,843)
Change in inventory deposits	(647,147)	141,164
Change in accounts payable and accrued expense	(1,152,603)	327,821
Net Cash (Used in) Operating Activities	(2,924,242)	(228,737)

CASH FLOW FROM INVESTING ACTIVITIES:
	-	-
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	(81,506)	30,084
Proceeds of Sale of Stock	9,038,456	150,000
Proceeds of exercise of Warrants	-	-
Proceeds of working capital loan	60,000	90,000
Repayment of loans – nonrelated party	(2,601,634)	(73,052)
Net Cash Provided by Financing Activities	6,415,316	197,032

CHANGE IN CASH	3,491,074	(31,705)

CASH AT BEGINNING OF PERIOD	17,607	60,899

CASH AT END OF PERIOD	$3,508,681	$29,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$188,607	$59,635
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt repayment through the issuance of stock	$1,950,224	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Listing and reorganization

The Company was incorporated on December 15, 2014, under the laws of the State of Nevada, as CubeScape, Inc. The Company filed a registration statement on Form S-1, which was declared effective by the U.S. Securities and Exchange Commission on October 14, 2015. Twenty-six (26) investors invested at a price of $0.80 per share for a total of $60,000. The direct public offering closed on December 11, 2015.

On January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. The Company completed a business combination with its majority stockholder, American Rebel, Inc. on June 19, 2017. As a result, American Rebel, Inc. became a wholly owned subsidiary of the Company.

The aforementioned acquisition of American Rebel, Inc. was accounted for as a reverse merger, which involved issuance by the Company of 217,763 shares of its common stock and 6,250 warrants to purchase shares of common stock to shareholders of American Rebel, Inc., and cancelled 112,500 shares of common stock previously owned by American Rebel, Inc.

For purposes of this Quarterly Report on Form 10-Q, “American Rebel” “we,” “our,” “us,” or similar references refers to American Rebel Holdings. and its consolidated wholly-owned subsidiary, unless the context requires otherwise.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2021 and notes thereto contained.

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

These steps are met when as order is received, a price agreed, and the product shipped or delivered to that customer.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs which we consider to be advertising costs incurred were $80,970 and $46,340 for the three-month periods ended March 31, 2022, and 2021, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022, and December 31, 2021, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2022 and December 31, 2021, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three-month period ended March 31, 2022, and 2021, respectively, no income tax expense has been recorded.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, its revenue from its planned operations does not cover its operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory, preparing for public product launch and ultimately selling products. As a result, the Company incurred net income (losses) for the three months ended March 31, 2022 and 2021 of ($2,628,237) and ($927,615), respectively. The Company’s accumulated deficit was ($29,597,894) as of March 31, 2022 and ($26,969,657) as of December 31, 2021. The Company’s working capital was $4,775,936 as of March 31, 2022 compared to a deficit of ($4,171,277) as of December 31, 2021. The increase in working capital from December 31, 2021 to March 31, 2022 is due to the Company closing a registered public offering in February 2022. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues. Management believes holders of its warrants will execute their outstanding warrants generating additional investment capital for the Company. As of March 31, 2022, there were 700,838 warrants with an exercise price of $8.00 per share, and 3,287,123 warrants with an exercise price of $5.1875 per share. Management is also in discussion with several investment banks and broker dealers regarding additional funding initiatives.

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

NOTE 3 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	March 31, 2022 (unaudited)	December 31, 2021 (audited)

Inventory – Finished goods	$643,495	$685,854
Inventory deposits	647,147	-
Total Inventory and deposits	$1,290,642	$685,854

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	March 31, 2022 (unaudited)	December 31, 2021 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	277,886	277,886
	310,147	310,147
Less: Accumulated depreciation	(310,147)	(309,247)
Net property and equipment	$-	$900

For the three months ended March 31, 2022, and 2021 we recognized $900 and $1,613 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. In January 2016 we acquired three vehicles from related parties and assumed the debt secured by the vehicles as described at Note 7 – Notes Payable. Accordingly, the recorded cost of each vehicle is the amount of debt assumed under each related loan, or a total of $277,886.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. (See Note 7 – Notes Payable.)

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross was $241,332 and $45,000, respectively for the three months ended March 31, 2022, and 2021. Compensation for the three months ended March 31, 2022 includes a bonus.

Doug Grau serves as the Company’s President. Compensation for Mr. Grau was $150,000 and $30,000, respectively for the three months ended March 31, 2022, and 2021. Compensation for the three months ended March 31, 2022 includes a bonus.

NOTE 6 – NOTES PAYABLE – NON-RELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Loan secured by a tour bus, monthly payments of $1,426 including interest at 12% per annum through January 2023 when the remaining balance is payable.	$8,662	$12,939

Total recorded as current liability	$8,662	$12,939

Current and long-term portion. Total loan balance is reported as current because loans are expected to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the three months ending March 31, 2022, the Company and the Company’s wholly owned operating subsidiary completed the sale of additional short-term notes under similar terms in the additional principal amount totaling $60,000. The notes are secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty.

During the three months ending March 31, 2022, the Company and the Company’s wholly-owned operating subsidiary repaid $2,541,634 and completed the conversion of short term notes with a face value of $1,950,224 and accrued interest to shares of Common Stock with a fair value of $2,803,632, resulting in a Loss on Extinguishment of Debt of $1,376,756.

As of March 31, 2022, and December 31, 2021, the outstanding balance due on the working capital notes was $606,234 and $4,952,326, respectively.

NOTE 8 – INCOME TAXES

At March 31, 2022 and December 31, 2021, the Company had a net operating loss carryforward of $29,597,894 and $26,969,657, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	March 31, 2022 (unaudited)	December 31, 2021 (audited)
Deferred tax asset:
Net operating loss carryforward	$6,215,558	$5,663,628
Total deferred tax asset	6,215,558	5,663,628
Less: Valuation allowance	(6,215,558)	(5,663,628)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of March 31, 2022, and December 31, 2021 was $6,215,558 and $5,663,628, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2022, and December 31, 2021, and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of December 31, 2021:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.0)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

NOTE 9 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On February 7, 2022, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-80. The share numbers and pricing information in this quarterly report are adjusted to reflect the reverse stock split.

Common stock

On February 3, 2022, multiple Series B Convertible Preferred stockholders converted 201,358 shares of Series B Convertible Preferred Stock to 251,698 shares of Common Stock of the Company.

On February 3, 2022, the Company converted two outstanding notes into 186,067 shares of Common Stock of the Company.

On February 10, 2022 the Company received an equity investment of $10,500,000 to purchase 2,530,121 shares of the Company’s common stock by a registered offering at $4.15 per share.

At March 31, 2022 and December 31, 2021, there were 4,741,321 and 1,597,370 shares of common stock issued and outstanding, respectively; and 75,143 and 276,501 shares of Series B preferred stock issued and outstanding, respectively.

NOTE 10 – WARRANTS AND OPTIONS

As of March 31, 2022, there were 4,365,446 warrants issued and outstanding. As of December 31, 2021, there were 701,776 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at March 31, 2022. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	March 31, 2022 (unaudited)	December 31, 2021 (audited)

Stock Price	$1.80	$5.68
Exercise Price	$8.00	$8.00
Term (expected in years)	5.0	3.2
Volatility	148.26%	203.44%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	2.32%	1.52%

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2021, and the three months ended March 31, 2022.

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2020	43,688	$20.80	3.48 years	-
Granted	662,713	$8.00	2.95 years	-
Exercised			-	-
Expired	(4,625)	-	-	-
Outstanding and Exercisable at December 31, 2021	701,776	$8.80	2.95 years	-
Granted	2,909,639	$5.1875	5.00 years	-
Granted in Debt Conversion	377,484	$5.1875	5.00 years
Granted Prefunded	377,484	$0.01	5.00 years
Exercised	-	-	-	-
Expired	(938)	-	-	-
Outstanding and Exercisable at March 31, 2022	4,365,446	$5.05	4.22 years	-

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

Rent expense totaled approximately $35,615 and $35,615 for three-month periods ended March 31, 2022, and 2021, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2022, through the date the financial statements were issued and determined that there were the following subsequent events:

On April 6, 2022, the Company entered into a two-year lease agreement for approximately 1,750 square feet of office space in Nashville, TN, at a cost of $4,750 per month.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include, but are not limited to, the following:

●	we currently do not own a manufacturing facility, and future acquisition and operation of new manufacturing facilities might prove unsuccessful and could fail;

●	our success depends on our ability to introduce new products that track customer preferences;

●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;

●	as significant portion of our revenues is derived by demand for our safes and personal security products for firearms storage purposes, we depend on the availability and regulation of ammunition storage;

●	as we rely on third-party manufacturers for our safes production, our compromised operational capacity may affect our ability to meet the demand for our safes, which in turn may affect our generation of revenue;

●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;

●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;

●	our inability to effectively meet our short- and long-term obligations;

●	given our limited corporate history it is difficult to evaluate our business and future prospects and increases the risks associated with an investment in our securities;

●	our inability to raise additional financing for working capital;

●	our ability to generate sufficient revenue in our targeted markets to support operations;

●	significant dilution resulting from our financing activities;

●	the actions and initiatives taken by both current and potential competitors;

●	our ability to diversify our operations;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	the deterioration in general or global economic, market and political conditions;

●	the inability to efficiently manage our operations;

●	the inability to achieve future operating results;

●	the unavailability of funds for capital expenditures;

●	the inability of management to effectively implement our strategies and business plans; and

●	the other risks and uncertainties detailed in this report.

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

This Quarterly Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report and should be evaluated with consideration of any changes occurring after the date of this Quarterly Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has had a significant effect on the safe and personal security industry and on the apparel industry. If the recovery from the COVID-19 pandemic is not robust, the impact could be prolonged and severe. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. While our manufacturing capabilities have been suffering, and could continue to suffer from mandatory, forced production disruptions, which negatively impact our ability to satisfy the demand for our products, as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new customers resulting from the increasing demand for home, office and personal safety and security. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, management worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its safes and personal security products will keep growing later in 2022, as more customers spending more time working remotely, and increasing regulation in many states mandating safe ammunition storage, accelerating the demand for our responsible solution safes and making them necessary appliance for any household, providing protection for expensive firearms and other valuables. Overall, management is focused on effectively positioning the Company for meeting the increasing demand for our safes and faster production turnaround.

Recent Developments and Trends

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

We have developed what we believe is a multi-pronged growth strategy, as described below, to help us capitalize on a sizable opportunity. Through methodical sales and marketing efforts, we believe we have implemented several key initiatives we can use to grow our business more effectively. We believe we made significant progress in 2021 in the largest growing segment of the safe industry, sales to first-time buyers. We also intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance stockholder value. Key elements of our strategy to achieve this goal are as follows:

Organic Growth and Expansion in Existing Markets - Build our Core Business

The cornerstone of our business has historically been safe product offerings. We are focused on continuing to develop our home, office and personal safes product lines. We are investing in adding what we believe are distinctive technology solutions to our safes.

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

We are currently developing a new additional model of our vault door. Our new vault door, which we expect to introduce at industry trade shows in 2023, is to be built in the U.S. through our collaboration with Industrial Maintenance Incorporated (“IMI”). The new vault door is expected to be manufactured in Topeka, Kansas, and will begin production in the third quarter of this year. We believe IMI’s location is very advantageous, as it is located near our sales office in Lenexa, Kansas.

We will launch our Freedom line of safes during the second quarter of 2022. The Freedom line of safes will be made from 12 gauge American-made steel and carry a 60 minute at 1200 degrees fire rating. The Freedom safe will be available in three sizes: the Freedom 20, the Freedom 30, and the Freedom 50. The exterior will be a stylish dark grey textured finish with a plush velour interior containing high-capacity gun racks and a custom door organizer.

An additional new product we expect to launch during the second quarter of this year is our 2A Locker. The 2A Locker is a response to demand from our customers for a lightweight, steel cabinet with a secure lock. Our 2A Locker is expected to be available in three models: 2A Ammo, 2A Locker-10, and the 2A Locker-14. Each 2A product will utilize our proprietary 5-point locking mechanism.

While we currently rely on third-party manufacturers for the production of our current line of safes, apparel and accessories, we believe that the expected addition of manufacturing capabilities following the initiation of our collaboration with the aforementioned manufacturer, which we anticipate to work exclusively with us, would allow us, among other benefits, to have greater autonomy over the manufacturing process and begin a contingency plan.

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

Along these lines, in March of 2022 we entered into a letter of intent (“LOI”) to purchase a safe manufacturer. The final structure of the acquisition will be determined by the parties following the receipt of tax, corporate and securities law advice. The acquisition will be structured as an arm’s length transaction and pursuant to the terms of the LOI the parties intend to sign a definitive agreement in respect of the acquisition. Under the terms of the LOI, we would acquire all of the outstanding shares of capital stock of the acquisition target, free and clear of all encumbrances for a combination of cash and stock. As part of the LOI, we gave the target a $250,000 non-refundable deposit, which will be credited to us at closing. Completion of the acquisition is subject to a number of conditions, including but not limited to the following key conditions: the target obtaining an audit of its financial statements; execution of the definitive and ancillary agreements; completion of mutually satisfactory due diligence; us obtaining sufficient financing to complete the acquisition; and receipt of all required regulatory, corporate and third-party approvals, and the fulfillment of all applicable regulatory requirements and conditions necessary to complete the acquisition.

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

Further, we expect the cannabis dispensary industry to be a material growth segment for our business. Several cannabis dispensary operators have expressed interest in the opportunity to help them with their inventory locking needs. Cannabis dispensaries have various insurance requirements and local ordinances requiring them to secure their inventory when the dispensary is closed. Dispensary operators have been purchasing gun safes and independently taking out the inside themselves to allow them to store cannabis inventory. Recognizing what seems to be a growing need for cannabis dispensary operators, we have designed a safe tailor-made for the cannabis industry. With the legal cannabis hyper-growth market expected to exceed $43 billion by 2025, and an increasing number of states where the growth and cultivation of cannabis is legal (California, Colorado, Hawaii, Maine, Maryland, Michigan, Montana, New Mexico, Oregon, Rhode Island, Vermont and Washington), we believe we are well positioned to address the need of dispensaries. American Rebel has a long list of dispensary operators, growers, and processors interested in the Company’s inventory control solutions. We believe that dispensary operators, growers, and processors are another fertile growth market for our Vault Doors products, as many in the cannabis space have chosen to install entire vault rooms instead of individual inventory control safes—the American Rebel Vault Door has been the choice for that purpose.

Further, we believe that American Rebel has significant potential for its branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate generating additional revenues from licensing fees earned from third parties who wish to engage the American Rebel community. While the Company does not generate material revenues from licensing fees, our management believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both of the lines of tools. Conversely, American Rebel could potentially also benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

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

Additionally, as a result of COVID-19, at any time we may be subject to increased operating costs, supply interruptions, and difficulties in obtaining raw materials and components. To address these challenges, we continue to monitor our supply chain. We have recently entered into a contract with a third-party manufacturer to exclusively assemble a new additional model of our vault door. We believe that this vertical integration would allow us, among other benefits, to have greater autonomy over the manufacturing process, and begin a contingency plan.

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

Results of Operations

From inception through March 31, 2022, we have generated an operating deficit of $29,597,894. We expect to incur additional losses during the fiscal year ending December 31, 2022, and beyond, principally as a result of our increased investment in inventory, marketing expenses, and the limited sales of our new products as we seek to establish them in the marketplace.

Three Months Ended March 31, 2022 Compared To Three Months Ended March 31, 2021

Revenue and cost of goods sold

For the three months ended March 31, 2022, we reported Sales of $154,080, compared to Sales of $349,290 for the three months ended March 31, 2021. The decrease in Sales for the current quarter compared to the three months ended March 31, 2021 is attributable to lack of available inventory for sale. The completion of our registered public offering in February 2022 has provided funds to allow the Company to replenish its inventory. For the three months ended March 31, 2022, we reported Cost of Sales of $96,719, compared to Cost of Sales of $268,145 for the three months ended March 31, 2021. The decrease in Cost of Sales for the current quarter is due to fewer Sales during the quarter compared to the three months ending March 31, 2021. For the three months ended March 31, 2022, we reported Gross Profit of $57,361, compared to Gross Profit of $81,145 for the three months ended March 31, 2021. The decrease in Gross Profit for the three months ending March 31, 2022 compared to the three months ending March 31, 2021 is due to the decrease in Sales

Operating Expenses

Total operating expenses for the three months ended March 31, 2022 were $1,016,437 compared to $444,542 for the three months ended March 31, 2021 as further described below.

For the three months ended March 31, 2022, we incurred consulting and business development expenses of $462,989, compared to consulting and business development expenses of $146,006 for the three months ended March 31, 2021. The increase in consulting and business development expenses was due to increased expenses related to the Company’s registered public offering that was completed in February 2022.

For the three months ended March 31, 2022, we incurred product development expenses of $33,273, compared to product development expenses of $86,733 for the three months ended March 31, 2021. The decrease in product development expenses relates primarily to a decrease in product development activities.

For the three months ended March 31, 2022, we incurred marketing and brand development expenses of $80,970, compared to marketing and brand development expenses of $46,340 for the three months ended March 31, 2021. The increase in marketing and brand development expenses relates primarily to an increase of activities including major trade shows and the availability of working capital.

For the three months ended March 31, 2022, we incurred general and administrative expenses of $438,305, compared to general and administrative expenses of $179,816 for the three months ended March 31, 2021. The increase in general and administrative expenses relates primarily to the Company’s registered offering completed in February 2022.

For the three months ended March 31, 2022, we incurred depreciation expense of $900, compared to depreciation expense of $1,613 for the three months ended March 31, 2021. The decrease in depreciation expense relates primarily to the maturity of depreciable assets.

Other income and expenses

For the three months ended March 31, 2022, we incurred interest expense of $292,405, compared to interest expense of $548,252 for the three months ended March 31, 2021. The decrease in interest expense is due to multiple notes being paid in full during the three months ending March 31, 2022. During the three months ended March 31, 2022 , we incurred interest expense of $333,393, compared to $263,082 during the three months ended March 31, 2021 in interest expense through the amortization of the debt discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended March 31, 2022 amounted to $2,628,237, resulting in a loss per share of $0.83, compared to $927,615 for the three months ended March 31, 2021, resulting in a loss per share of $0.99. The increase in the net loss from the three months ended March 31, 2021 to the three months ended March 31, 2022 is primarily due to the increase in corporate and financing costs including the Loss on Extinguishment of Debt of $1,376,756 incurred during the three months ended March 31, 2022 created by issue of Common Stock to eliminate short term debt and accrued interest expense.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We have a working capital deficit of $4,171,277 at December 31, 2021 and working capital asset of $4,775,936 at March 31, 2022 due to the closing of our registered public offering in February 2022 and have incurred a deficit of $29,597,894 from inception to March 31, 2022. We have funded operations primarily through the issuance of capital stock, convertible debt, and other securities.

During the three months ended March 31, 2022, we raised net cash of $9,038,456 by issuance of common shares, as compared to $150,000 for the three months ended March 31, 2021. During the three months ended March 31, 2022, we raised net cash of $60,000 through the issuance of notes payable secured by inventory, as compared to $90,000 for the three months ended March 31, 2021.

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

Debt Restructuring

The Company has recently engaged in a financial restructuring (the “Debt Restructuring”), that included extending, renewing, and structuring terms of loans with investors and third-party creditors. The completion of the registered offering provided funds in the use of proceeds to pay off multiple loans with investors and third-party creditors.

Cavalry Bridge Loan

As part of the Debt Restructuring, on September 29, 2021, the Company entered into a financing transaction with accredited investor Cavalry Fund I, L.P., a Delaware limited partnership (“Cavalry”).

Pursuant to the financing transaction with Cavalry, the Company issued to Cavalry a senior secured convertible promissory note in the aggregate principal amount of $1,150,000 (the “Note”). The Note has a maturity date of one year from September 29, 2021 and bears interest at a rate of 6% per annum, which is also payable on maturity. The net proceeds received by the Company were $1,035,000. The Note provided, among other covenants, for (i) optional conversion of amount due under the underlying loan into shares of the Company’s Common Stock, (ii) a mandatory conversion pursuant to which the principal amount and any accrued or unpaid interest automatically convert into the Company’s Common Stock, or into the Company’s Common Stock and warrants, if warrants are included in certain subsequent financing events, and (iii) encumbrances on all of the assets of the Company, including a lien on and security interest in all of the issued and outstanding equity interests of the wholly-owned subsidiary of the Company. Further, in connection with the Debt Restructuring, the Company entered into a registration rights agreement whereby the Company agreed to file a registration statement covering Cavalry’s resale of all of the Common Stock underlying the loan and the warrants following 30 days of entering into the Debt Restructuring. The Cavalry Bridge Loan was converted into 377,484 pre-funded units that include 377,484 pre-funded warrants with a restrictive legend with an exercise price of $0.01 per share and 377,484 warrants with an exercise price of $5.1875 per the mandatory conversion provisions of the Note. The effective date of the Note conversion was February 6, 2022. The Company is registering the corresponding shares underlying the pre-funded warrants and the warrants.

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

Item 1a – Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2 - Unregistered Sales of Equity Securities

On February 3, 2022, multiple Series B Convertible Preferred stockholders converted 201,358 shares of Series B Convertible Preferred Stock to 251,698 shares of Common Stock of the Company.

On February 3, 2022, the Company converted two outstanding notes into 186,067 shares of Common Stock of the Company.

Effective February 6, 2022, Cavalry Fund I, L.P. converted a $1,150,000 note into 377,484 pre-funded units that include 377,484 pre-funded warrants with a restrictive legend with an exercise price of $0.01 per share and 377,484 warrants with an exercise price of $5.1875 per the mandatory conversion provisions of the note.

Subsequent Issuances After Quarter End

None.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2022.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Securities Purchase Agreement, dated June 9, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form S-1, filed August 4, 2015)
3.2	Bylaws of CubeScape, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1, filed August 4, 2015)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
3.4	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.5	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	6% Original Issued Discount Senior Secured Convertible Promissory Note, dated September 29, 2021, issued to Cavalry Fund I, L.P. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 5, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.14 to Form 10-K, filed March 31, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Smith Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.40 to Form 10-K, filed May 17, 2021)
10.5†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.6†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.7	Cavalry Fund I LP Securities Purchase Agreement dated September 29, 2021 $250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 5, 2021)
10.8	Form of Security Agreement, dated September 29, 2021, between the Company and Cavalry Fund I LP (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 5, 2021)
10.9	Form of Registration Rights Agreement, dated September 29, 2021, between the Company and Cavalry Fund I LP (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed October 5, 2021)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

‡ Furnished herewith.

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

Dated: May 13, 2022

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ John Garrison
	Charles A. Ross, Jr., President, CEO (Principal Executive Officer)		John Garrison Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

