Form 10-Q
period 2022-06-30
AMERICAN REBEL HOLDINGS INC
filed 2022-08-15
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 001-41267

AMERICAN REBEL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 18th Avenue South, Suite A Nashville, Tennessee	37212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 267-3235

Copies of communications to:

Joseph Lucosky, Esq.	Anthony N. DeMint, Esq.
Adele Hogan, Esq.	DeMint Law, PLLC
Lucosky Brookman LLP	3753 Howard Hughes Parkway
101 Wood Avenue South	Second Floor, Suite 314
5th Floor	Las Vegas, Nevada 89169
Iselin, NJ 08830	(702) 714-0889
(732) 395-4402	anthony@demintlaw.com
jlucosky@lucbro.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AREB	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	AREBW	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2022, was 5,250,632 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets of American Rebel Holdings, Inc. at June 30, 2022 (unaudited) and December 31, 2021 (audited)	3

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the three months ended June 30, 2022 and 2021 (unaudited)	4

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the six months ended June 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the six months ended June 30, 2022 and 2021 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the six months ended June 30, 2022 and 2021 (unaudited)	7

	Notes to the Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	36

Item 4.	Mine Safety Disclosure	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,509,975	$17,607
Accounts receivable	272,995	100,746
Prepaid expense and other deposits	529,492	163,492
Inventory	826,494	685,854
Inventory deposits	224,894	-
Total Current Assets	4,363,850	967,699

Property and Equipment, net	13,196	900

OTHER ASSETS:
Lease deposit	4,750	-
Total Other Assets	4,750	-

TOTAL ASSETS	$4,381,796	$968,599

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	530,611	1,032,264
Accrued interest	67,919	203,972
Loan – officer - related party	-	10,373
Loans – working capital	605,037	3,879,428
Loans - nonrelated parties	4,385	12,939
Total Current Liabilities	1,207,952	5,138,976

	-	-
TOTAL LIABILITIES	1,207,952	5,138,976

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 issued and outstanding, at June 30, 2022 and December 31, 2021 Series A	100	100
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 75,143 and 276,501 issued and outstanding, respectively at June 30, 2022 and December 31, 2021 Series B	75	277

Common stock, $0.001 par value; 600,000,000 shares authorized; 4,741,321 and 1,597,370 issued and outstanding, respectively at June 30, 2022 and December 31, 2021	4,741	1,597
Additional paid in capital	34,368,914	22,797,306
Accumulated deficit	(31,199,986)	(26,969,657)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,173,844	(4,170,377)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,381,796	$968,599

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the three months ended June 30, 2021
Revenue	$338,706	$203,577
Cost of goods sold	241,078	168,586
Gross margin	97,628	34,991

Expenses:
Consulting – business development	246,407	971,213
Product development costs	113,190	146,327
Marketing and brand development costs	149,249	57,774
Administrative and other	1,172,418	187,148
Depreciation expense	455	185
	1,681,719	1,362,647
Operating income (loss)	(1,584,091)	(1,327,656)

Other Income (Expense)
Interest expense	(18,001)	(569,891)
Gain (loss) on extinguishment of debt	-	(638,148)
Net income (loss) before income tax provision	(1,602,092)	(2,535,695)
Provision for income tax	-	-
Net income (loss)	$(1,602,092)	$(2,535,695)
Basic and diluted income (loss) per share	$(0.34)	$(2.15)
Weighted average common shares outstanding - basic and diluted	4,741,000	1,179,138

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Revenue	$492,786	$552,867
Cost of goods sold	337,797	436,731
Gross margin	154,989	116,136

Expenses:
Consulting – business development	709,396	1,117,219
Product development costs	146,463	233,060
Marketing and brand development costs	230,219	104,114
Administrative and other	1,610,723	366,964
Depreciation expense	1,355	1,798
	2,698,156	1,823,155
Operating income (loss)	(2,543,167)	(1,707,019)

Other Income (Expense)
Interest expense	(310,406)	(1,118,143)
Gain (loss) on extinguishment of debt	(1,376,756)	(638,148)
Net income (loss) before income tax provision	(4,230,329)	(3,463,310)
Provision for income tax	-	-
Net income (loss)	$(4,230,329)	$(3,463,310)
Basic and diluted income (loss) per share	$(1.07)	$(3.28)
Weighted average common shares outstanding – basic and diluted	3,955,000	1,055,975

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2020	910,099	-	$910	$-	$15,857,366	$(20,870,713)	$(5,012,437)

Sale of common stock.	31,250	-	31	-	149,969	-	150,000

Common stock issued to pay expense	22,741	-	23	-	105,443	-	105,466

Net Loss	-	-	-	-	-	(3,463,310)	(3,463,310)

Balance – June 30, 2021	964,090	-	$964	$-	$16,112,778	$(24,334,023)	$(5,684,586)

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2021	1,597,370	376,501	$1,597	$377	$22,797,306	$(26,969,657)	$(4,170,377)

Sale of common stock	2,658,630	-	2,659	-	9,035,797	-	9,038,456

Common stock issued to pay expense	233,623	-	233	-	969,302	-	969,535

Preferred stock converted to common stock	251,698	(201,358)	252	(202)	(50)	-	-

Debt converted to warrants	-	-	-	-	1,566,559	-	1,566,559

Net Loss	-	-	-	-	-	(4,230,329)	(4,230,329)
Balance – June 30, 2022	4,741,321	175,143	$4,741	$175	$34,368,914	$(31,199,986)	$3,173,844

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,230,329)	$(3,463,310)
Depreciation	1,355	1,798
Expense paid through issuance of common stock	969,535	2,096,533
Amortization of loan discount	1,000,457	495,789
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(172,307)	33,668
Change in prepaid expenses	(469,295)	(13,610)
Change in inventory	(140,639)	(80,166)
Change in inventory deposits and other	(224,894)	141,164
Change in accounts payable and accrued expense	(637,706)	400,891
Net Cash (Used in) Operating Activities	(3,903,823)	(387,243)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(13,651)	-
Net Cash (Used in) Investing Activities	(13,651)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	(81,506)	23,725
Proceeds from sale of common stock	9,038,456	645,005
Proceeds from working capital loan	60,000	1,280,000
Repayment of loans – nonrelated party	(2,607,108)	(1,362,427)
Net Cash Provided by Financing Activities	6,409,842	586,303

CHANGE IN CASH	2,492,368	199,060

CASH AT BEGINNING OF PERIOD	17,607	68,307

CASH AT END OF PERIOD	$2,509,975	$267,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$206,607	$148,226
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt repayment through the issuance of common stock	$1,950,224	$1,488,924

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Listing and reorganization

The Company was incorporated on December 15, 2014, under the laws of the State of Nevada, as CubeScape, Inc. The Company filed a registration statement on Form S-1, which was declared effective by the United States Securities and Exchange Commission (the “SEC”) on October 14, 2015. Twenty-six (26) investors invested at a price of $0.80 per share for a total of $60,000. The direct public offering closed on December 11, 2015.

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

For purposes of this Quarterly Report on Form 10-Q, “American Rebel” “we,” “our,” “us,” or similar references refers to American Rebel Holdings, Inc. and its consolidated wholly-owned subsidiary, unless the context requires otherwise.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2021 and notes thereto contained.

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs which we consider to be advertising costs incurred were $149,249 and $57,774 for the three-month periods ended June 30, 2022, and 2021, respectively and $230,219 and $104,114 for the six-month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022, and December 31, 2021, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2022 and December 31, 2021, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three-month and six-month periods ended June 30, 2022, and 2021, respectively, no income tax expense has been recorded.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, its revenue from its planned operations does not cover its operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory, preparing for public product launch and ultimately selling products. As a result, the Company incurred net income (losses) for the six months ended June 30, 2022 and 2021 of ($4,230,329) and ($3,463,310), respectively. The Company’s accumulated deficit was ($31,199,986) as of June 30, 2022 and ($26,969,657) as of December 31, 2021. The Company’s working capital was $3,155,898 as of June 30, 2022 compared to a deficit of ($4,171,277) as of December 31, 2021. The increase in working capital from December 31, 2021 to June 30, 2022 is primarily due to the Company closing on its registered public offering in February 2022. Until recently the Company’s activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues. Management believes holders of its warrants will execute their outstanding warrants generating additional investment capital for the Company. As of June 30, 2022, there were 700,838 warrants with an exercise price of $8.00 per share, and 3,287,123 warrants with an exercise price of $2.01 per share, which was adjusted downward from $5.1875 due to a dilutive issuance on July 7, 2022. Management is in discussion with its investment bank, EF Hutton a division of Benchmark Investments, LLC and broker dealers regarding additional funding initiatives.

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

NOTE 3 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	June 30, 2022 (unaudited)	December 31, 2021 (audited)

Inventory – finished goods	$826,494	$685,854
Inventory deposits	224,894	-
Total Inventory and deposits	$1,051,388	$685,854

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	June 30, 2022 (unaudited)	December 31, 2021 (audited)

Marketing equipment	$32,261	$32,261
Vehicles	291,537	277,886
	323,798	310,147
Less: Accumulated depreciation	(310,602)	(309,247)
Net property and equipment	$13,196	$900

For the six months ended June 30, 2022, and 2021 we recognized $1,355 and $1,798 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company acquired three vehicles from related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle was the total debt assumed from each related loan, for a total of $277,886.

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross was $358,000 and $90,000, respectively for the six months ended June 30, 2022, and 2021. Compensation for the six months ended June 30, 2022 includes a bonus approved by the Board of Directors.

Doug Grau serves as the Company’s President. Compensation for Mr. Grau was $150,000 and $60,000, respectively for the six months ended June 30, 2022, and 2021. Compensation for the six months ended June 30, 2022 includes a bonus approved by the Board of Directors.

NOTE 6 – NOTES PAYABLE – NON-RELATED PARTY

Effective January 1, 2016, the Company acquired a vehicle from a related party in exchange for the assumption of the liability related to this vehicle. The liability assumed is as follows at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)

Loan secured by a tour bus, monthly payments of $1,426 including interest at 12% per annum through January 2023 when the remaining balance is payable.	$4,385	$12,939

Total recorded as current liability	$4,385	$12,939

Current and long-term portion. Total loan balance is reported as current due to the loan is to be repaid within one year.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the six months ending June 30, 2022, the Company and the Company’s wholly owned operating subsidiary completed the sale of several short-term notes under similar terms as its other short-term notes totalling $60,000. The notes are secured by a pledge of certain items of the Company’s current inventory and the chief executive officer’s personal guaranty.

During the six months ending June 30, 2022, the Company and the Company’s wholly-owned operating subsidiary repaid $2,541,634 of these short term notes and successfully completed the conversion of short term notes with a face value of $1,950,224 and accrued interest into shares of common stock with a fair value of $2,803,632, resulting in a Loss on extinguishment of debt of $1,376,756. The successful completion of the conversion of short term notes and accrued interest was done in conjunction with the successful registered public offering in February 2022.

At June 30, 2022, and December 31, 2021, the outstanding balance due on working capital notes was $605,037 and $4,952,326, respectively.

NOTE 8 – INCOME TAXES

At June 30, 2022 and December 31, 2021, the Company had a net operating loss carryforward of $31,199,986 and $26,969,657, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	June 30, 2022 (unaudited)	December 31, 2021 (audited)
Deferred tax asset:
Net operating loss carryforward	$6,466,694	$5,663,628
Total deferred tax asset	6,466,694	5,663,628
Less: Valuation allowance	(6,466,694)	(5,663,628)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of June 30, 2022, and December 31, 2021 was $6,466,694 and $5,663,628, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2022, and December 31, 2021, and recognized 100% valuation allowance for each period.

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

On February 7, 2022, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-80. The share numbers and pricing information in this report are adjusted to reflect the reverse stock split.

Common stock and preferred stock

On February 3, 2022, multiple Series B Convertible Preferred stockholders converted 201,358 shares of their Series B Convertible Preferred Stock to 251,698 shares of common stock of the Company.

On February 3, 2022, the Company converted two outstanding notes into 186,067 shares of common stock of the Company.

On February 10, 2022 the Company received an equity investment of $10,500,000 to purchase 2,530,121 shares of the Company’s common stock through a registered public offering at $4.15 per share.

At June 30, 2022 and December 31, 2021, there were 4,741,321 and 1,597,370 shares of common stock issued and outstanding, respectively; and 75,143 and 276,501 shares of Series B preferred stock issued and outstanding, respectively, and 100,000 and 100,000 shares of its Series A preferred stock issued and outstanding, respectively.

NOTE 10 – WARRANTS AND OPTIONS

As of June 30, 2022, there were 4,365,446 warrants issued and outstanding. As of December 31, 2021, there were 701,776 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at June 30, 2022. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	June 30, 2022 (unaudited)	December 31, 2021 (audited)

Stock Price	$1.80	$5.68
Exercise Price	$8.00	$8.00
Term (expected in years)	5.0	3.2
Volatility	148.26%	203.44%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	2.32%	1.52%

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2021, and the six months ended June 30, 2022.

	Shares	Weighted- Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2020	43,688	$20.80	3.48 years	-
Granted	662,713	$8.00	2.95 years	-
Exercised			-	-
Expired	(4,625)	-	-	-
Outstanding and Exercisable at December 31, 2021	701,776	$8.80	2.95 years	-
Granted	2,909,639	$5.1875	5.00 years	-
Granted in Debt Conversion	377,484	$5.1875	5.00 years
Granted Prefunded	377,484	$0.01	5.00 years
Exercised	-	-	-	-
Expired	(938)	-	-	-
Outstanding and Exercisable at June 30, 2022	4,365,446	$5.05	4.22 years	-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancellable Operating Leases

The Company has a lease for its sales office and showroom in Lenexa, Kansas which expires in January 2026, and an annually renewable lease for manufacturing and warehouse space in Chanute, Kansas. On April 6, 2022, the Company entered into a two-year lease agreement for approximately 1,750 square feet of office space in Nashville, Tennessee, at a cost of $4,750 per month.

The following is a schedule, by calendar year, of the future minimum rental payments required under the lease:

Year ended December 31,

2022	169,096
2023	76,628
2024	77,681
2025	78,755
2026	19,689
Total	$421,848

Rent expense totalled approximately $112,000 and $100,000 for the six-month periods ended June 30, 2022, and 2021, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2022, through the date the financial statements were issued and determined that there were the following subsequent events:

On July 7, 2022, we closed on an underwritten public offering of 11,711,712 units (the “Common Units”), at a price to the public of $1.11 per Common Unit, for aggregate gross proceeds of approximately $12.9 million, prior to deducting underwriting discounts, commissions, and other estimated offering expenses. Each Common Unit consisted of one share of common stock (“Common Stock”) and two warrants to purchase one share each of common stock (each a “Warrant” and collectively the “Warrants”). The Common Stock and Warrants were immediately separable from the Common Units and were issued and trade separately. The Warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $0.86 per share.

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc. (“Champion Safe”), Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico” and, together with Champion Safe, Superior Safe, and Safe Guard, collectively, the “Champion Entities”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller.

The closing of the acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration in the amount of $9,150,000.00, along with (ii) cash deposits in the amount of $350,000.00, and (iii) reimbursed Seller for $397,420.32 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

Introduction

The following unaudited pro forma condensed combined financial information presents the unaudited pro forma condensed combined balance sheet and unaudited pro forma condensed combined statements of operations based upon the combined historical financial statements of American Rebel Holdings, Inc. (the “Company”) and Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (collectively “Champion”), after giving effect to the consummation of the acquisition transaction contemplated by the Champion Purchase Agreement, dated June 29, 2022 (with an acquisition date of July 29, 2022 as disclosed on Current Report Form 8-K, dated August 4, 2022), by and among the Company and Champion, and the related adjustments described in the accompanying notes. The transaction is accounted for under the acquisition method of accounting, which requires determination of the accounting acquirer.

The Company is considered to be the acquirer of Champion for accounting purposes and will allocate the purchase price to the fair value of Champion’s assets and liabilities as of the acquisition date, with any excess purchase price recorded as goodwill.

The unaudited pro forma condensed combined balance sheet data as of June 30, 2022, gives effect to the transaction as if it occurred on that date. The unaudited pro forma condensed combined statement of operations for the six months ended June 30, 2022, and for the year ended December 31, 2021, gives effect to the transaction as if it had occurred on January 1, 2021.

The unaudited pro forma condensed combined financial information was prepared in accordance with Article 11 of Regulation S-X. The unaudited pro forma adjustments reflecting the transaction have been prepared in accordance with business combination accounting guidance as provided in FASB ASC Topic 805 and reflect the preliminary allocation of the estimated merger consideration to the acquired assets and liabilities assumed based upon their estimated fair values, using the assumptions set forth in the notes to the unaudited pro forma condensed combined financial information. The Company’s historical consolidated financial information has been adjusted in the unaudited pro forma condensed combined financial information to give pro forma effect to events that are (1) directly attributable to the transaction, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results.

The unaudited pro forma condensed combined financial information is provided for informational purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the transaction had been completed as of the dates set forth above, nor is it indicative of the future results or financial position of the combined company. In connection with the pro forma condensed combined financial information, the Company allocated the estimated purchase price using its best estimates of fair value. The allocation is dependent upon certain valuation and other analyses that are not yet final. Accordingly, the pro forma acquisition price adjustments are preliminary and subject to further adjustments as additional information becomes available and as additional analyses are performed. There can be no assurances that the final valuations will not result in material changes to the preliminary estimated purchase price allocation. The unaudited pro forma condensed combined financial information also does not give effect to the dilution or costs of financing associated with the transaction, potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the transaction or any integration costs. Furthermore, the unaudited pro forma condensed combined statements of operations do not include certain nonrecurring charges and the related tax effects that result directly from the transaction as described in the notes to the unaudited pro forma condensed combined financial information.

The unaudited pro forma condensed combined financial information should be read in conjunction with both the Company’s and Champion’s unaudited historical condensed consolidated financial statements as of June 30, 2022, and the audited historical consolidated financial statements as of and for the year ended December 31, 2021.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	American	Champion	Purchase	Financing
	Rebel Holdings, Inc	Safe Et Al Company	Transaction Accounting	Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	30-Jun-22	30-Jun-22	30-Jun-22	30-Jun-22	30-Jun-22
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,509,975	$98,159	$-	$2,500,000	$5,108,134
Accounts receivable	272,995	1,532,706	224,894	-	2,030,595
Prepaid expense	529,492	8,199	(350,000)	-	187,691
Inventory	826,494	4,255,029	-	-	5,081,523
Inventory deposits	224,894	-	(224,894)	-	-
Total Current Assets	4,363,850	5,894,093	(350,000)	2,500,000	12,470,943

Property and Equipment, net	13,196	414,137	350,000	-	777,333

OTHER ASSETS:
Goodwill	-	-	6,383,998	-	6,383,998
Lease deposits	4,750	15,212	-	-	19,962
Total Other Assets	4,750	15,212	6,383,998	-	6,403,960

TOTAL ASSETS	$4,381,796	$6,323,442	$6,383,998	$2,500,000	$19,589,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	530,611	1,561,493	-	-	2,092,104
Accrued interest	67,919	-	-	-	67,919
Loan – officer - related party	-	200,000	-	-	200,000
Loan – working capital	605,037	1,445,947	-	-	2,050,984
Loans - nonrelated parties	4,385	-	-	-	4,385
Total Current Liabilities	1,207,952	3,207,440	-	-	4,415,392

	-	-	-	-	-
TOTAL LIABILITIES	1,207,952	3,207,440	-	-	4,415,392

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Class A	100	-	-	-	100
Preferred stock, Class B	75	-	-	-	75

Common stock,	4,741	-	-	-	4,741
Additional paid in capital	34,368,914	3,116,002	6,383,998	2,500,000	46,493,481
Accumulated deficit	(31,199,986)	-	-	-	(31,199,986)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,173,844	3,116,002	6,383,998	2,500,000	15,173,844

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,381,796	$6,323,442	$6,383,998	$2,500,000	$19,589,236

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	American	Champion	Purchase	Financing
	Rebel Holdings, Inc	Safe Et Al Company	Transaction Accounting	Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	31-Dec-21	31-Dec-21	31-Dec-21	31-Dec-21	31-Dec-21
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$986,826	$18,304,859	$-	$(600,000)	$18,691,685
Cost of goods sold	812,130	14,354,863	-	(600,000)	14,566,993
Gross margin	174,696	3,949,996	-	-	4,124,692

Expenses:
Consulting – business development	2,012,803	1,838,947	-	-	3,851,750
Product development costs	330,353	24,558	-	-	354,911
Marketing and brand development costs	171,030	828,890	-	-	999,920
Administrative and other	968,306	518,705	-	-	1,487,011
Depreciation expense	3,643	24,919	-	-	28,562
Operating expenses	3,486,135	3,236,019	-	-	6,722,154
Operating income (loss)	(3,311,439)	713,977	-	-	(2,597,462)

Other Income (Expense)
Interest expense	(2,061,782)	(77,752)	-	1,800,000	(339,534)
Interest Income	-	305			305
Payroll Protection Loan Forgiven	-	625,064		-	625,064
Gain (Loss) on extinguishment of debt	(725,723)	-	-	725,723	-
Net income (loss) before income tax provision	(6,098,944)	1,261,594	-	2,525,723	(2,311,627)
Provision for income tax	-	-	-	-	-
Net income (loss)	$(6,098,944)	$1,261,594	$-	$2,525,723	$(2,311,627)
Basic and diluted income (loss) per share	$(1.92)	$-	$-	$-	$(0.73)
Weighted average common shares outstanding - basic and diluted	3,169,000	-	-	-	3,169,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	American	Champion	Purchase	Financing
	Rebel Holdings, Inc	Safe Et Al Company	Transaction Accounting	Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	30-Jun-22	30-Jun-22	30-Jun-22	30-Jun-22	30-Jun-22
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$492,786	$9,342,879	$-	$(120,000)	$9,715,665
Cost of goods sold	337,797	6,750,533	-	(120,000)	6,968,330
Gross margin	154,989	2,592,346	-	-	2,747,335

Expenses:
Consulting, payroll and related costs	709,396	979,596	-	-	1,688,992
Product development costs	146,463	8,302	-	-	154,765
Marketing and brand development costs	230,219	441,858	-	-	672,077
Administrative and other	1,610,723	375,492	-	-	1,986,215
Depreciation expense	1,355	27,269	-	-	28,624
Operating expenses	2,698,156	1,832,517	-	-	4,530,673
Operating income (loss)	(2,543,167)	759,829	-	-	(1,783,338)

Other Income (Expense)
Interest expense	(310,406)	(47,705)	-	250,000	(108,111)
Interest income	-	6,242			6,242
Payroll Protection loan forgiveness	-	-		-	-
Gain (Loss) on extinguishment of debt	(1,376,756)	-	-	1,376,756	-
Net income (loss) before income tax provision	(4,230,329)	718,366	-	1,626,756	(1,885,207)
Provision for income tax	-	-	-	-	-
Net income (loss)	$(4,230,329)	$718,366	$-	$1,626,756	$(1,885,207)
Basic and diluted income (loss) per share	$(1.07)	$-	$-	$-	$(0.48)
Weighted average common shares outstanding - basic and diluted	3,955,000	-	-	-	3,955,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

Note 1 – Basis of Presentation

The historical financial information has been adjusted in the unaudited pro forma condensed combined financial information to give effect to events that are (1) directly attributable to the transaction, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. The pro forma adjustments are preliminary and based on estimates of the fair value and useful lives of the assets acquired and liabilities assumed and have been prepared to illustrate the estimated effect of the transaction and certain other adjustments. The final determination of the purchase price allocation will be based on the fair values of assets acquired and liabilities assumed as of the date the transaction closes, which has been determined to be July 29, 2022. The Company will continue to assess its determination of fair value of the assets acquired and liabilities assumed during the measurement period.

The Company’s and Champion’s historical results reflect the unaudited condensed statements of operations for the six months ended June 30, 2022, the audited statements of operations for the year ended December 31, 2021, and the unaudited condensed balance sheet as of June 30, 2022.

Note 2 – Description of Transaction

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (the “Champion Entities” or “Champion”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller.

The closing of the acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration in the amount of $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed Seller for $397,420.32 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021

Note 3 - Reclassification Adjustments

The accounting policies used in the preparation of this unaudited pro forma condensed combined financial information are those set out in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2021, and unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2022. With the information currently available, the Company has determined that no significant adjustments are necessary to conform Champion’s consolidated financial statements to the accounting policies used by the Company in the preparation of the unaudited pro forma condensed combined financial information.

The reclassification adjustments are based on currently available information and assumptions management believes are, under the circumstances and given the information available at this time, reasonable, and reflective of adjustments necessary to report the Company’s financial condition and results of operations as if the acquisition were completed.

The combined company will finalize the review of accounting policies and reclassifications after the transaction closes, which could be materially different from the amounts set forth in the unaudited pro forma condensed combined financial information presented herein. The reclassification adjustments currently identified are as follows:

Note 4 –Estimated Transaction Consideration

The estimated transaction consideration is approximately $9,850,000 based on an actual purchase price of $9,897,420.32, as described above in Note 2 to these unaudited pro forma condensed combined financial information.

The following table summarizes the preliminary estimate of the consideration to be transferred as a result of the combination.

Deposits paid with contract	$350,000
Cash payment due at closing	9,150,000
Estimated reimbursement for equipment purchased since June 30, 2021	350,000
Estimated Transaction Consideration	$9,850,000

The final merger consideration could differ from the amounts presented in the unaudited pro forma condensed combined financial information due to final accounting for equipment purchased up to the closing date of the combination, and other costs expended by the Company in its acquisition of Champion.

Note 5 – Allocation of Estimated Consideration

Under the acquisition method of accounting, the identifiable assets acquired, and liabilities assumed of Champion will be recognized and measured at fair value as of the closing date of the combination and added to those of the Company. The determination of fair value used in the transaction-related adjustments presented herein are preliminary and based on management estimates of the fair value and useful lives of the assets acquired and liabilities assumed and have been prepared to illustrate the estimated effect of the acquisition. The final allocation of consideration, upon the completion of the acquisition, will be based on Champion’s assets acquired and liabilities assumed as of the acquisition date, July 29, 2022, and will depend on a number of factors that cannot be predicted with exact certainty at this time. Therefore, actual allocations may differ from the transaction accounting adjustments presented herein. The allocation is dependent upon certain valuations and other studies that have not yet been completed. Accordingly, the pro forma allocation of the consideration may be subject to further adjustments as additional information becomes available and as analyses and valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth below.

The following table sets forth a preliminary allocation of the estimated consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Champion based on Champion’s unaudited consolidated balance sheet as of June 30, 2022, with the estimated excess recorded to goodwill:

Total assets	$6,673,442
Total liabilities	3,207,440
Net acquired tangible assets	3,466,002
Goodwill	6,383,998
Allocation of the Estimated Transaction Consideration	$9,850,000

Note 6 – Pro Forma Adjustments

Unaudited Pro Forma Condensed Combined Balance Sheet Adjustments

a.	To record estimated working capital financing in addition to Transaction Consideration, as of June 30, 2022.

	American Rebel Holdings, Inc.	Champion		Total
Additional working capital	$2,500,000		$-	$2,500,000
Additional paid in capital	2,500,000		-	2,500,000
	-			-
Pro forma net adjustment	$-	$		$-

Unaudited Pro Forma Condensed Combined Statements of Operations Adjustments

b.	To adjust Revenue and Cost of Goods Sold for estimated transactions between companies:

	Six months Ended June 30, 2022	Year Ended December 31, 2021
Revenue	$(120,000)	$(600,000)
Cost of Goods Sold	(120,000)	(600,000)
Pro forma net adjustment	$-	$-

c.	To adjust interest expense and loss on extinguishment of debt based upon debt obligations eliminated by financing in February 2022 and in connection with the acquisition:

	Six months Ended June 30, 2022	Year Ended December 31, 2021
Interest expense	$250,000	$1,800,000
Loss on extinguishment of debt	1,376,756	725,723
Pro forma net adjustment	$1,626,756	$2,525,723

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

In addition to branded safes, we offer an assortment of personal security products as well as apparel and accessories for men and women under the American Rebel brand. Our backpacks utilize what we believe is a distinctive sandwich-method concealment pocket, which we refer to as our Personal Protection Pocket, to hold firearms in place securely and safely. Concealment pockets on our Freedom 2.0 Concealed Carry Jackets incorporate a silent operation opening and closing with the use of a magnetic closure.

We believe that we have the potential to continue to create an American brand community presence, in part through our Chief Executive Officer, Mr. Charles A. “Andy” Ross, who has written, recorded and performs a number of songs about the American spirit of independence. We believe our customers identify with the values expressed by our Chief Executive Officer through the “American Rebel” brand.

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

We generate revenue from the following activities:

a.	Safes - we offer a wide range of home, office and personal safe models, in a broad assortment of sizes, features and styles, which are constructed with U.S.-made steel. Demand for our safes is relatively strong across all segments of our customers, including individuals and families seeking to protect their valuables, businesses seeking to protect valuables and irreplaceable items such as artifacts and jewelry, and dispensaries servicing the community that seek to protect their inventory and cash flow. In addition, the demand for our safes has also been relatively strong among responsible gun owners, sportsmen, competitive shooters and hunters seeking a premium and responsible solution to secure valuables and firearms, to prevent theft and to protect loved ones. We expect to benefit from increasing awareness of and need for safe storage of firearms in future periods. Below is a summary of the different safes we currently make:

i.	Large Safes – our current large model safe collection consists of six premium safes. All of our large safes share the same high-quality workmanship, are constructed out of 11-gauge U.S.-made steel and feature double plate steel doors, double-steel door casements and reinforced door edges. Each of these safes provide up to 75 minutes of fire protection at 1200 degrees Fahrenheit. Our safes offer a fully adjustable interior to fit our customers’ needs. Depending on the model, one side of the interior may have shelves and the other side set up to accommodate long guns. There are optional additions such as Rifle Rod Kits and Handgun Hangers to increase the storage capacity of the safe. These large safes offer greater capacity for secure storage and protection, and our safes are designed to prevent unauthorized access, including in the event of an attempted theft, natural disaster or fire. We believe that a large, highly visible safe also acts as a deterrent to any prospective thief.

ii.	Personal Safes – The safes in our compact safe collection are easy to operate and carry as they fit into briefcases, desks or under vehicle seats. These personal safes meet Transportation Security Administration (“TSA”) airline firearm guidelines and fit comfortably in luggage when required by travel regulations.

iii.	Vault Doors – Our U.S.-made vault doors combine style with what we believe are superior theft and fire protection for an elegant look that fits any decor. Newly-built, higher-end homes often add vault rooms and we believe our vault doors, which we designed to facilitate secure access to such vault rooms, provide ideal solutions for the protection of valuables and shelter from either storms or intruders. Whether it’s in the context of a safe room, a shelter, or a place to consolidate valuables, our American Rebel in- and out-swinging vault doors provide maximum functionality to facilitate a secure vault room. American Rebel vault doors are constructed of 4 ½” double steel plate thickness, A36 carbon steel panels with sandwiched fire insulation, a design that provides greater rigidity, security and fire protection. Active bolt works, which is the locking mechanism that bolts the safe door closed so that it cannot be pried open, and which is considered to be by some locksmiths among the smoothest and strongest in the industry, and three external hinges that support the weight of the door, are some of the features of the vault door. For safety and when the door is used for a panic or safe room, a quick release lever is installed inside the door.

iv.	Dispensary Safes - Our HG-INV Inventory Safe, a safe tailor-made for the cannabis industry, provides cannabis and horticultural plant home growers a reliable and safe solution. Designed with medical marijuana or recreational cannabis dispensaries in mind, including with respect to increasing governmental and insurance industry regulation to lock inventory after hours, our HG-INV Inventory Safe delivers a high level of user experience.

b.	Personal Security - our concealed carry backpack selection consists of an assortment of sizes, features and styles.

c.	Apparel and Accessories - we offer a wide range of concealed carry jackets, vests and coats for men and women. We also offer patriotic apparel for the whole family, with the American Rebel imprint. Our apparel line serves as “point man” for the brand, often acting as the first point of exposure that people have to all things American Rebel. Our apparel line is designed and branded to be stylish, patriotic and bold. We emphasize styling that complements our enthusiasts’ and customers’ lifestyle, representing the values of our community and quintessential American character. We believe the American Rebel clothing line style is not only a fashion statement; we seek to cultivate a sense of pride of belonging to our patriotic family, in our customers’ adventures and in life.

The costs of our revenue primarily consist of productions costs, product development, consulting, and marketing and brand development fees.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has had a significant effect on the safe and personal security industry and on the apparel industry. If the recovery from the COVID-19 pandemic is not robust, the impact could be prolonged and severe. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. While our manufacturing capabilities have been suffering, and could continue to suffer from mandatory, forced production disruptions, which negatively impact our ability to satisfy the demand for our products, as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new customers resulting from the increasing demand for home, office and personal safety and security. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, management worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its safes and personal security products will continue to keep growing in 2022 and beyond, as customers continue to spend more time working remotely, and increasing regulation in many states mandating safe ammunition storage, accelerating the demand for our responsible solution safes and making them a necessary appliance for any household, providing protection for expensive firearms and other valuables. Overall, management is focused on effectively positioning the Company for meeting the increasing demand for our safes and faster production turnaround.

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

We launched our Freedom line of safes during the second quarter of 2022. The Freedom line of safes are made from 12 gauge American-made steel and carry a 60 minute at 1200 degrees fire rating. The Freedom safe is available in three sizes: the Freedom 20, the Freedom 30, and the Freedom 50. The exterior is a stylish dark grey textured finish with a plush velour interior containing high-capacity gun racks and a custom door organizer.

An additional new product we expect to launch during the fourth quarter of this year is our 2A Locker. The 2A Locker is a response to demand from our customers for a lightweight, steel cabinet with a secure lock. Our 2A Locker is expected to be available in three models: 2A Ammo, 2A Locker-10, and the 2A Locker-14. Each 2A product will utilize our proprietary 5-point locking mechanism.

While we currently rely on third-party manufacturers for the production of our current line of safes, apparel and accessories, the Champion acquisition adds safe manufacturing to the Company’s activities.

Additionally, our Concealed Carry Product line and Safe line serve a large and growing market segment. We believe that interest in safes increase, as well as in our complimentary concealed carry backpacks and apparel as a by-product, when interest of the general population in firearms increase. To this extent, the FBI’s National Instant Criminal Background Check System (NICS), which we believe serves as a proxy for gun sales since a background check is generally needed to purchase a firearm, reported a record number of background checks in 2020, 39,695,315. The prior annual record for background checks was 2019’s 28,369,750. In 2021, there were 38,876,673 background checks conducted, similar to that of 2020’s annual record which was 40% higher than the previous annual record in 2019. While we do not expect this increase in background checks to necessarily translate to an equivalent number of additional safes purchased, we do believe it might be an indicator of the increased demand in the safe market. In addition, certain states (such as Massachusetts, California, New York and Connecticut) are starting to legislate new storage requirements in respect of firearms, which is expected to have a positive impact on the sale of safes.

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

The Champion Safe Acquisition

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (the “Champion Entities” or “Champion”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller.

The closing of the acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration in the amount of $9,150,000.00, along with (ii) cash deposits in the amount of $350,000.00, and (iii) reimbursed Seller for $397,420.32 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021.

About Champion Safe

Based in Provo, Utah and founded in 1999, Champion Safe is what we believe to be one of the premier designers, manufacturers and marketers of home and gun safes in North America. Champion Safe Co. has three safe lines, which we believe feature some of the most secure and highest quality gun safes.

Following the acquisition, we plan to continue to operate Champion Safe in substantially the same manner as it currently operates pre-acquisition as Champion Safe, Superior Safe and Safe Guard Security Products are valuable and very identifiable brands in the safe industry. We plan to expand our manufacturing throughput to fill our significant backlog of orders and aggressively open new dealer accounts with the support of proceeds from this offering. As a division of the combined company, Champion Safe Company will shift its emphasis to growing revenue and increasing profitability for the combined company.

The combined company will benefit from Champion founder Mr. Ray Crosby’s vast experience and expertise. Mr. Crosby is a foundational figure in the safe business with over 40 years of experience in the industry. Mr. Crosby and his brother Jay founded Fort Knox Safe in 1982 and Liberty Safe, in 1988, which recently sold to a middle market private investment firm for approximately $147.5 million. In 1999, Mr. Crosby founded Champion Safe, later expanding to include Superior Safe and Safe Guard Security Products. Champion Safe employs over 100 employees in their Utah factory and over 300 employees in their Nogales, Mexico facility just south of the U.S. border. Most midline and value priced safes are manufactured in China, but Mr. Crosby had the foresight to build his own facility in Mexico and utilize American-made steel only. Steep tariffs were imposed on China manufactured safes by the Trump administration and have continued under the Biden administration. The prices of components for the made-in-China safes have dramatically increased as well as the transportation costs to import these Chinese-made safes. Mr. Crosby’s decision to build his own facility in Mexico as opposed to importing Chinese-made safes has proven to be insightful and beneficial for Champion Safe.

Mr. Crosby is eager to expand his manufacturing operation and seize upon the growth opportunities in the safe business. Working closing with the American Rebel team, Mr. Crosby has expanded his paint-line capacity and hinge assembly workstations. Mr. Crosby has experience in many prior economic cycles and has found the safe business to be sound in good and bad economic times. Furthermore, the current emphasis on safe storage and the capital infusion from American Rebel positions the Champion operation to grow its footprint.

In addition to the access to capital for Champion to grow its business, American Rebel will benefit from Champion’s 350 dealers, nationwide distribution network and seniority with buying groups and trade shows. American Rebel will also benefit from the increased Champion manufacturing throughput as capacity restrictions have limited American Rebel’s inventory and potential growth. The collaboration between Champion and American Rebel management teams will focus on increased manufacturing efficiencies and volume expansion.

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

Results of Operations

From inception through June 30, 2022, we have generated an operating deficit of $31,199,986. We expect to incur additional losses during the fiscal year ending December 31, 2022, and beyond, principally as a result of our increased investment in inventory, marketing expenses, and the limited sales of our new products as we seek to establish them in the marketplace.

Six Months Ended June 30, 2022 Compared To Six Months Ended June 30, 2021

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the six months ended June 30, 2022, we reported Sales of $492,786, compared to Sales of $552,867 for the six months ended June 30, 2021. The decrease in Sales for the period compared to the six months ended June 30, 2021 is attributable to lack of available inventory for sale during the first three months of the year. The recent completion of our registered public offering in February 2022 has provided the necessary funds to allow the Company to replenish its inventory. For the six months ended June 30, 2022, we reported Cost of Sales of $337,797, compared to Cost of Sales of $436,731 for the six months ended June 30, 2021. The decrease in Cost of Sales for the current quarter is again due to fewer sales during the period compared to the six months ending June 30, 2021. For the six months ended June 30, 2022, we reported gross margin (‘Gross Profit’) of $154,989, compared to Gross Profit of $116,136 for the six months ended June 30, 2021. The increase in Gross Profit for the six months ending June 30, 2022 compared to the six months ending June 30, 2021 is due to the decrease in sale discounts.

Operating Expenses

Total operating expenses for the six months ended June 30, 2022 were $2,698,156 compared to $1,823,155 for the six months ended June 30, 2021 as further described below.

For the six months ended June 30, 2022, we incurred consulting and business development expense of $709,396, compared to consulting and business development expense of $1,117,219 for the six months ended June 30, 2021. The decrease in consulting and business development expenses was due to the overall decrease in expenses that did not relate directly to the Company’s registered public offering that was completed in February 2022.

For the six months ended June 30, 2022, we incurred product development expenses of $146,463, compared to product development expenses of $233,060 for the six months ended June 30, 2021. The decrease in product development expenses relates primarily to a decrease in product development activities.

For the six months ended June 30, 2022, we incurred marketing and brand development expenses of $230,219, compared to marketing and brand development expenses of $104,114 for the six months ended June 30, 2021. The increase in marketing and brand development expenses relates primarily to an increase of activities including major trade shows and the availability of working capital provided by our recently completed registered public offering.

For the six months ended June 30, 2022, we incurred general and administrative expenses of $1,610,723, compared to general and administrative expenses of $366,964 for the six months ended June 30, 2021. The majority of the increase in general and administrative expenses relates primarily to the Company’s registered offering completed in February 2022 along with significant legal and other professional fees that we incurred in preparation for the acquisition of Champion and our registered public offerings.

For the six months ended June 30, 2022, we incurred depreciation expense of $1,355, compared to depreciation expense of $1,798 for the six months ended June 30, 2021. The decrease in depreciation expense relates primarily to the maturity of historical depreciable assets offset by a small amount ($455) attributable to newly acquired depreciable assets.

Other income and expenses

For the six months ended June 30, 2022, we incurred interest expense of $310,406, compared to interest expense of $1,118,143 for the six months ended June 30, 2021. The decrease in interest expense is due to several notes being paid in full during the six months ending June 30, 2022 primarily due to the use of proceeds from our registered public offering. During the six months ended June 30, 2022, we incurred a loss on extinguishment of debt (‘additional interest expense’) of $1,376,756, compared to $638,148 during the six months ended June 30, 2021 in loss on extinguishment of debt through the amortization of debt discount recorded for the various issuance of shares of common stock in connection with working capital loans and their payoff.

Net Loss

Net loss for the six months ended June 30, 2022 amounted to $4,230,329, resulting in a loss per share of $1.07, compared to $3,463,310 for the six months ended June 30, 2021, resulting in a loss per share of $3.28. The increase in the net loss from the six months ended June 30, 2021 to the six months ended June 30, 2022 is primarily due to the increase in corporate and financing costs including the loss on extinguishment of debt of $1,376,756 incurred during the six months ended June 30, 2022 created by the issuance of common stock, eliminating short term debt and accrued interest expense on this short term debt.

Three Months Ended June 30, 2022 Compared To Three Months Ended June 30, 2021

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the three months ended June 30, 2022, we reported Sales of $338,706 compared to Sales of $203,577 for the three months ended June 30, 2021. The increase in Sales for the current quarter compared to the three months ended June 30, 2021 is attributable to available inventory for sale. The completion of our registered public offering in February 2022 has provided funds to allow the Company to replenish its inventory to satisfactory levels. For the three months ended June 30, 2022, we reported Cost of Sales of $241,078, compared to Cost of Sales of $168,586 for the three months ended June 30, 2021. The increase in Cost of Sales for the current quarter is due to a greater number of Sales during the quarter compared to the three months ending June 30, 2021. For the three months ended June 30, 2022, we reported Gross Profit of $97,628, compared to Gross Profit of $34,991 for the three months ended June 30, 2021. The increase in Gross Profit for the three months ending June 30, 2022 compared to the three months ending June 30, 2021 is due to the increase in Sales for 2022.

Operating Expenses

Total operating expenses for the three months ended June 30, 2022 were $1,681,719 compared to $1,362,647 for the three months ended June 30, 2021 as further described below.

For the three months ended June 30, 2022, we incurred consulting and business development expense of $246,407 compared to consulting and business development expense of $971,213 for the three months ended June 30, 2021. The decrease in consulting and business development expense was due to the overall decrease in expenses that did not relate directly to the Company’s registered public offering that was completed in February 2022.

For the three months ended June 30, 2022, we incurred product development expenses of $113,190, compared to product development expenses of $146,327 for the three months ended June 30, 2021. The decrease in product development expenses relates primarily to a decrease in product development activities.

For the three months ended June 30, 2022, we incurred marketing and brand development expenses of $149,249, compared to marketing and brand development expenses of $57,774 for the three months ended June 30, 2021. The increase in marketing and brand development expenses relates primarily to an increase of activities including major trade shows and the availability of working capital.

For the three months ended June 30, 2022, we incurred general and administrative expenses of $1,172,418, compared to general and administrative expenses of $187,148 for the three months ended June 30, 2021. The majority of the increase in general and administrative expenses relates primarily to the significant legal and other professional fees that we incurred in preparation for the acquisition of Champion and our registered public offerings, especially as we approached the end of this quarter.

For the three months ended June 30, 2022, we incurred depreciation expense of $455, compared to depreciation expense of $185 for the three months ended June 30, 2021. The increase in depreciation expense relates primarily to the acquisition of additional depreciable assets.

Other income and expenses

For the three months ended June 30, 2022, we incurred interest expense of $18,001, compared to interest expense of $569,891 for the three months ended June 30, 2021. The decrease in interest expense is due to several notes being paid in full during the previous quarter. During the three months ended June 30, 2022, we incurred a loss on extinguishment of debt of none, compared to $638,148 during the three months ended June 30, 2021 in loss on extinguishment of debt through the amortization of the debt discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended June 30, 2022 amounted to $1,602,092, resulting in a loss per share of $0.34, compared to $2,535,695 for the three months ended June 30, 2021, resulting in a loss per share of $2.15. The decrease in the net loss from the three months ended June 30, 2021 to the three months ended June 30, 2022 is primarily due to eliminating short term debt and accrued interest expense on this short term debt.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We had a working capital deficit of $3,171,277 at December 31, 2021 and working capital asset of $3,155,898 at June 30, 2022 due to the successful closing of our recently completed registered public offering in February 2022 and have incurred a deficit of $31,199,986 from inception to June 30, 2022. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities.

During the six months ended June 30, 2022, we raised net cash of $9,038,456 through the issuance of common and preferred shares, as compared to $645,005 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we raised net cash of $60,000 through the issuance of notes payable secured by inventory, as compared to $1,280,000 for the six months ended June 30, 2021.

As we continue with the launch of our safes and concealed carry product line we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures.

We expect to require additional funds to further develop our business and acquisition plan, including the launch of additional products in addition to aggressively marketing our safes and concealed carry product line. Since it is impossible to predict with certainty the timing and amount of funds required to establish profitability, we anticipate that we will raise additional funds through equity or debt offerings or otherwise in order to meet our expected future liquidity requirements. Any such financing that we undertake will likely be dilutive to existing stockholders.

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

On July 1, 2022, the Company entered into a $600,000 unsecured Promissory Note with an accredited investor. The unsecured Promissory Note bears 12% interest per annum. The principal of the unsecured Promissory Note is due on March 31, 2023. The unsecured Promissory Note contains customary warranties, covenants and representations of the Company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Mr. Charles A. Ross, Jr., and our Interim Principal Accounting Officer, Mr. Doug E. Grau, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, Messrs. Ross and Grau concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with the experience in creating and managing internal control systems as well to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities

We did not sell or issue any unregistered equity securities during the quarter ended June 30, 2022.

Subsequent Issuances after Quarter End

On July 12, 2022, we sold $12,887,976.31 of securities to Armistice Capital Master Fund Ltd., an institutional purchaser. Such securities consisted of (i) 509,311 shares of Common Stock at $1.11 per share, (ii) prefunded warrants that are exercisable into 11,202,401 shares of Common Stock at $1.10 per prefunded warrant, and (iii) immediately exercisable warrants to purchase up to 23,423,424 shares of Common Stock at an initial exercise price of $0.86 per share, subject to adjustments as set forth therein, and will expire five years from the date of issuance. EF Hutton, a division of Benchmark Investments, LLC, acted as exclusive placement agent for the offering and was paid: (i) a commission of 10% of the proceeds ($1,288,797.63); (ii) non-accountable expenses of 1% of the proceeds ($128,879.76); and (iii) placement agent expenses of $125,000.00.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2022.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Securities Purchase Agreement, dated June 9, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form S-1, filed August 4, 2015)
3.2	Bylaws of CubeScape, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1, filed August 4, 2015)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
3.4	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.5	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	6% Original Issued Discount Senior Secured Convertible Promissory Note, dated September 29, 2021, issued to Cavalry Fund I, L.P. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 5, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.14 to Form 10-K, filed March 31, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Smith Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.40 to Form 10-K, filed May 17, 2021)
10.5†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.6†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.7	Cavalry Fund I LP Securities Purchase Agreement dated September 29, 2021 $250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 5, 2021)
10.8	Form of Security Agreement, dated September 29, 2021, between the Company and Cavalry Fund I LP (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 5, 2021)
10.9	Form of Registration Rights Agreement, dated September 29, 2021, between the Company and Cavalry Fund I LP (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed October 5, 2021)
10.10	Securities Purchase Agreement, dated July 7, 2022, between American Rebel Holdings, Inc. and the Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 8, 2022)
10.11	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 8, 2022)
10.12	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 8, 2022)
10.13	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed July 8, 2022)
10.14	Engagement Letter, dated July 8, 2022, between American Rebel Holdings, Inc. and EF Hutton (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed July 18, 2022)
31.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification of Chief Executive Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Champion Entities Audited Financial Statements as of and for the years ended December 31, 2021, and 2020 (Incorporated by reference to Exhibit 99.1 to Form 8-K, filed July 6, 2022)
99.2	Champion Entities Unaudited Financial Statements as of and for the three months ended March 31, 2022, and 2021 and for the year ended December 31, 2021 (Incorporated by reference to Exhibit 99.2 to Form 8-K, filed July 6, 2022)
99.3	Unaudited Pro Forma Consolidated Financial Information for the Registrant (giving effect to the acquisition of the Champion Entities) as of and for the three months ended March 31, 2022, and for the year ended December 31, 2021 (Incorporated by reference to Exhibit 99.3 to Form 8-K, filed July 6, 2022)
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 15, 2022

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

