Form 10-Q
period 2022-09-30
AMERICAN REBEL HOLDINGS INC
filed 2022-11-14
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2022, was 16,553,033 shares.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets of American Rebel Holdings, Inc. at September 30, 2022 (unaudited) and December 31, 2021 (audited)	3

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the three months ended September 30, 2022 and 2021 (unaudited)	4

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the nine months ended September 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the nine months ended September 30, 2022 and 2021 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the nine months ended September 30, 2022 and 2021 (unaudited)	7

	Notes to the Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION		36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	37

Item 4.	Mine Safety Disclosure	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		39

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,185,578	$17,607
Accounts receivable	2,446,290	100,746
Prepaid expense and other deposits	147,832	163,492
Inventory	6,306,341	685,854
Inventory deposits	230,223	-
Total Current Assets	10,316,264	967,699

Property and Equipment, net	486,070	900

OTHER ASSETS:
Goodwill and other intangible assets	4,200,000	-
Lease deposit	19,633	-
Total Other Assets	4,219,633	-

TOTAL ASSETS	$15,021,967	$968,599

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	2,312,081	1,032,264
Accrued interest	67,919	203,972
Loan – officer - related party	-	10,373
Loans – working capital	603,840	3,879,428
Loans - nonrelated parties	4,152	12,939
Total Current Liabilities	2,987,992	5,138,976

Other long-term liabilities	-	-
TOTAL LIABILITIES	2,987,992	5,138,976

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 issued and outstanding, at September 30, 2022 and December 31, 2021 Series A	100	100
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 75,143 and 276,501 issued and outstanding, respectively at September 30, 2022 and December 31, 2021 Series B	75	277
Common stock, $0.001 par value; 600,000,000 shares authorized; 8,474,033 and 1,597,370 issued and outstanding, respectively at September 30, 2022 and December 31, 2021	8,474	1,597
Additional paid in capital	45,372,714	22,797,306
Accumulated deficit	(33,347,388)	(26,969,657)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	12,033,975	(4,170,377)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,021,967	$968,599

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2022	For the three months ended September 30, 2021
Revenue	$4,102,761	$295,490
Cost of goods sold	3,124,657	280,212
Gross margin	978,104	15,278

Expenses:
Consulting/payroll and other payroll costs	1,227,953	656,784
Rental expense, warehousing, outlet expense	314,314	-
Product development costs	-	42,720
Marketing and brand development costs	119,122	34,669
Administrative and other	1,077,005	236,763
Depreciation expense	9,956	946
	2,748,350	971,882
Operating income (loss)	(1,770,246)	(956,604)

Other Income (Expense)
Interest expense	(31,584)	(382,601)
Interest expense – pre-emptive rights release	(350,000)	-
Interest income	4,428	-
Gain (loss) on extinguishment of debt	-	(87,575)
	(377,156)	(470,176)

Net income (loss) before income tax provision	(2,147,402)	(1,426,780)
Provision for income tax	-	-
Net income (loss)	$(2,147,402)	$(1,426,780)
Basic and diluted income (loss) per share	$(0.36)	$(1.05)
Weighted average common shares outstanding - basic and diluted	6,031,715	1,354,700

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Revenue	$4,595,547	$848,357
Cost of goods sold	3,462,454	716,943
Gross margin	1,133,093	131,414

Expenses:
Consulting/payroll and other payroll costs	1,937,349	1,774,003
Rental expense, warehousing, outlet expense	314,314	-
Product development costs	146,463	275,780
Marketing and brand development costs	349,341	138,783
Administrative and other	2,687,728	603,727
Depreciation expense	11,311	2,744
	5,446,506	2,795,037
Operating income (loss)	(4,313,413)	(2,663,623)

Other Income (Expense)
Interest expense	(341,990)	(1,500,744)
Interest expense – pre-emptive rights release	(350,000)	-
Interest income	4,428	-
Gain (loss) on extinguishment of debt	(1,376,756)	(725,723)
	(2,064,318)	(2,226,467)

Net income (loss) before income tax provision	(6,377,731)	(4,890,090)
Provision for income tax	-	-
Net income (loss)	$(6,377,731)	$(4,890,090)
Basic and diluted income (loss) per share	$(1.34)	$(4.23)
Weighted average common shares outstanding – basic and diluted	4,743,244	1,155,513

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2020	910,099	-	$910	$-	$15,857,366	$(20,870,713)	$(5,012,437)

Sale of common stock	31,250	-	31	-	149,969	-	150,000

Common stock issued to pay expense	22,741	-	23	-	105,443	-	105,466

Net Loss	-	-	-	-	-	(4,890,090)	(4,890,090)

Balance – September 30, 2021	964,090	-	$964	$-	$16,112,778	$(25,760,803)	$(5,684,586)

	Common Stock	Preferred Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2021	1,597,370	376,501	$1,597	$377	$22,797,306	$(26,969,657)	$(4,170,377)

Sale of common stock, net	2,658,630	-	2,659	-	9,035,797	-	9,038,456

Common stock issued to pay expense	233,623	-	234	-	969,301	-	969,535

Preferred stock converted to common stock	251,698	(201,358)	252	(202)	(50)	-	-

Debt converted to warrants	-	-	-	-	1,566,559	-	1,566,559

Sale of common stock	509,311	-	509	-	564,826	-	565,335

Sale of pre-funded common stock warrants $1.10 per share, exercise price of $0.01	-	-	-	-	12,322,542	-	12,322,542

Offering costs and fees associated with offering	-	-	-		(1,972,578)	-	(1,972,578)

Issuance of shares as compensation	100,000	-	100		60,900	-	61,000

Exercise of pre-funded warrants	3,123,401	-	3,123	-	28,111	-	31,234

Net Loss	-	-	-	-	-	(6,377,731)	(6,377,731)
Balance – September 30, 2022	8,474,033	175,143	$8,474	$175	$45,372,714	$(33,347,388)	$12,033,975

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,377,731)	$(4,890,090)
Depreciation	11,311	3,158
Expense paid through issuance of common stock	1,030,535	2,806,826
Amortization of loan discount	1,000,457	839,434
Adjustments to reconcile net loss to cash (used in) operating activities:
Change in accounts receivable	(219,697)	(6,830)
Change in prepaid expenses	20,184	(8,010)
Change in inventory	(869,985)	(6,120)
Change in inventory deposits and other	(224,894)	64,479
Change in accounts payable and accrued expense	(297,513)	201,915
Net Cash (Used in) Operating Activities	(5,927,333)	(995,238)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion Entities	(10,247,420)	-
Purchase of equipment	(13,651)	-
Net Cash (Used in) Investing Activities	(10,261,071)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds (repayments) of loans – officer - related party	(81,506)	14,658
Proceeds from sale of common stock	9,603,791	697,505
Proceeds from sale of prefunded warrants, net of offering costs	10,349,964	-
Proceeds from exercise of prefunded warrants	31,234	-
Proceeds from working capital loan	60,000	2,169,100
Repayment of loans – nonrelated party	(2,607,108)	(1,736,000)
Net Cash Provided by Financing Activities	17,356,375	1,145,263

CHANGE IN CASH	1,167,971	150,025

CASH AT BEGINNING OF PERIOD	17,607	68,307

CASH AT END OF PERIOD	$1,185,578	$218,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$234,146	$176,910
Income taxes	$-	$-

Non-cash investing and financing activities:
Debt repayment through the issuance of common stock	$2,011,224	$1,713,924

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

American Rebel Holdings, Inc. (the “Company”) operates primarily as a designer, manufacturer, and marketer of branded safes and personal security, self-defense products. Additionally, the Company designs and produces branded apparel and other accessories.

The Company promotes and sells its products primarily through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms stores, as well as online, including its website and e-commerce platforms such as Amazon.com.

The information on our website does not constitute a part of this report.

Listing, Reorganization and Acquisition of Champion Entities

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

On January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. The Company completed a business combination with its majority stockholder, American Rebel, Inc. on June 19, 2017. As a result, American Rebel, Inc. became a wholly-owned subsidiary of the Company.

The aforementioned acquisition of American Rebel, Inc. was accounted for as a reverse merger, which involved issuance by the Company of 217,763 shares of its common stock and 6,250 warrants to purchase shares of common stock to shareholders of American Rebel, Inc., and cancelled 112,500 shares of common stock previously owned by American Rebel, Inc.

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc. (“Champion Safe”), Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico”) and, together with Champion Safe, Superior Safe, and Safe Guard, collectively, the (“Champion Entities”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller. This transaction was completed on July 29, 2022. We have included the Champion Entities assets and liabilities as of that date and the subsequent financial activity through the date of this Report in our Condensed Consolidated Financial Statements. For all intent and purposes, the Champion Entities have been integrated with our existing operations and are under the control of our management team.

The closing of the acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration in the amount of $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed Seller for $397,420 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021.

For purposes of this Quarterly Report on Form 10-Q, “American Rebel” “we,” “our,” “us,” or similar references refers to American Rebel Holdings, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2021, and notes thereto contained.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., and the Champion Entities. All significant intercompany accounts and transactions have been eliminated.

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

These steps are met when an order is received, a price is agreed, and the product is shipped or delivered to that customer.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs which we consider to be advertising costs incurred were $119,122 and $34,669 for the three-month periods ended September 30, 2022, and 2021, respectively and $349,341 and $138,783 for the nine-month periods then ended.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022, and December 31, 2021, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2022, and December 31, 2021, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three-month and nine-month periods ended September 30, 2022, and 2021, respectively, no income tax expense has been recorded.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, its revenue from its planned operations does not cover its operating expenses. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory, preparing for public product launch and ultimately selling products. As a result, the Company incurred net income (losses) for the nine months ended September 30, 2022, and 2021 of ($6,377,731) and ($4,890,090), respectively. The Company’s accumulated deficit was ($33,347,388) as of September 30, 2022, and ($26,969,657) as of December 31, 2021. The Company’s working capital was $7,328,272 as of September 30, 2022, compared to a deficit of ($4,171,277) as of December 31, 2021. The increase in working capital from December 31, 2021, to September 30, 2022, is due to the Company closing on its registered public offering in February 2022 and subsequent private investment in public equity (“PIPE”) transaction completed in July 2022 and the acquisition of Champion. Until recently the Company’s activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues. Management is in discussion with its investment bank, EF Hutton a division of Benchmark Investments, LLC, and other broker dealers regarding additional funding initiatives or financings through the market.

Management believes sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution to its stockholders. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay some of its business objectives.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	September 30, 2022 (unaudited)	December 31, 2021 (audited)

Inventory – finished goods	$6,306,341	$685,854
Inventory deposits	230,223	-
Total Inventory and deposits	$6,536,564	$685,854

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)

Plant, property and equipment	$1,964,483	$32,261
Vehicles	663,332	277,886
Property and equipment gross	2,627,815	310,147
Less: Accumulated depreciation	(2,141,745)	(309,247)
Net property and equipment	$486,070	$900

For the nine months ended September 30, 2022, and 2021 we recognized $11,311 and $2,744 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. We recognized only two months and three days of depreciation expense from the assets that we acquired with the Champion purchase.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the Company acquired three vehicles from related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle was the total debt assumed from each related loan, for a total of $277,886.

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross was $552,000 and $90,000, respectively for the nine months ended September 30, 2022, and 2021. Compensation for the nine months ended September 30, 2022 includes several bonuses approved by the Board of Directors.

Doug Grau serves as the Company’s President. Compensation for Mr. Grau was $278,000 and $60,000, respectively for the nine months ended September 30, 2022, and 2021. Compensation for the nine months ended September 30, 2022 includes several bonuses approved by the Board of Directors.

NOTE 6 – NOTES PAYABLE – NON-RELATED PARTY

Effective January 1, 2016, the Company acquired a vehicle from a related party in exchange for the assumption of the liability related to this vehicle. The liability assumed is as follows at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)

Loan secured by a tour bus, monthly payments of $1,426 including interest at 12% per annum through January 2023 when the remaining balance is payable.	$4,152	$12,939

Total recorded as current liability	$4,152	$12,939

Current and long-term portion. Total loan balance is reported as current as the loan will be repaid within one years time.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the nine months ending September 30, 2022, the Company through one of its wholly-owned operating subsidiaries completed the sale of several short-term notes under similar terms as its other short-term notes totaling $60,000. The notes are secured by a pledge of certain items of the Company’s current inventory and the chief executive officer’s personal guaranty.

During the nine months ending September 30, 2022, the Company and one of the Company’s wholly-owned operating subsidiaries repaid $2,541,634 of these short-term notes and successfully completed the conversion of short-term notes with a face value of $1,950,224 and accrued interest into shares of common stock with a fair value of $2,803,632, resulting in a Loss on extinguishment of debt of $1,376,756 recorded in our Condensed Consolidated Statement of Operations. The conversion of a major portion of the outstanding short-term notes payable and accrued interest was done in connection with the registered public offering completed in February 2022.

At September 30, 2022, and December 31, 2021, the outstanding balance due on the working capital notes payable was $603,840 and $3,879,428, respectively. These amounts do not include accrued interest payable for each respective time period.

NOTE 8 – INCOME TAXES

At September 30, 2022 and December 31, 2021, the Company had a net operating loss carryforward of $33,347,388 and $26,969,657, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	September 30, 2022 (unaudited)	December 31, 2021 (audited)
Deferred tax asset:
Net operating loss carryforward	$7,002,951	$5,663,628
Total deferred tax asset	7,002,951	5,663,628
Less: Valuation allowance	(7,002,951)	(5,663,628)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of September 30, 2022, and December 31, 2021, was $7,002,951 and $5,663,628, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2022, and December 31, 2021, and recognized 100% valuation allowance for each period.

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

On February 10, 2022, the Company received an equity investment of $10,500,000 to purchase 2,530,121 shares of the Company’s common stock through a registered public offering at $4.15 per share.

On July 12, 2022, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 509,311 shares of Common Stock at $1.11 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 11,202,401 shares of Common Stock (the “Prefunded Warrant Shares”) at $1.10 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 23,423,424 shares of Common Stock at an initial exercise price of $0.86 per share and will expire five years from the date of issuance.

On August 22, 2022, 100,000 shares of Common Stock were issued in return for services as a component of a February 2022 services agreement.

During the month of August 2022, Armistice Capital Master Fund Ltd. exercised 440,441 Prefunded Warrants. Along with the exercise notice and payment of $4,404.41, 440,441 shares of common stock were issued.

During the month of September 2022, Armistice Capital Master Fund Ltd. exercised 2,682,960 Prefunded Warrants. Along with several exercise notices and payments totaling $26,829.60, 2,682,960 shares of common stock were issued.

At September 30, 2022 and December 31, 2021, there were 8,474,033 and 1,597,370 shares of common stock issued and outstanding, respectively; and 75,143 and 276,501 shares of Series B preferred stock issued and outstanding, respectively, and 100,000 and 100,000 shares of its Series A preferred stock issued and outstanding, respectively.

NOTE 10 – WARRANTS AND OPTIONS

Prefunded Warrants and Warrants issued in PIPE

As of September 30, 2022, there were 8,456,843 Prefunded Warrants issued and outstanding. As of December 31, 2021, there were no Prefunded Warrants issued and outstanding. The Prefunded Warrants were purchased by the holders of the warrants for $1.10 per warrant. The Prefunded Warrants require the payment of an additional $0.01 per warrant and the written notice of exercise to the Company to convert the Prefunded Warrant into one share of common stock of the Company. During the period ended September 30, 2022, the Company received notice on 3,123,491 Prefunded Warrants converting into 3,123,491 shares of common stock.

Along with the Prefunded Warrants the PIPE investors were issued immediately exercisable warrants to purchase up to 23,423,424 shares of the Company’s common stock with an exercise price of $0.86 per share expiring five years from the date of issuance, or July 11, 2027. Each Prefunded Warrant and share of common stock issued in the PIPE transaction received two warrants that were exercisable at $0.86 per share with a five-year expiry.

As of September 30, 2022, there were 35,867,869 warrants issued and outstanding, which includes the remaining balance of 8,456,843 Prefunded Warrants. As of December 31, 2021, there were 701,776 warrants outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at September 30, 2022. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	September 30, 2022 (unaudited)	December 31, 2021 (audited)

Stock Price	$1.80	$5.68
Exercise Price	$8.00	$8.00
Term (expected in years)	5.0	3.2
Volatility	148.26%	203.44%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	2.32%	1.52%

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2021, and the nine months ended September 30, 2022.

	Shares	Weighted- Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2020	43,688	$20.80	3.48 years	-
Granted	662,713	$8.00	2.95 years	-
Exercised			-	-
Expired	(4,625)	-	-	-
Outstanding and Exercisable at December 31, 2021	701,776	$8.80	2.95 years	-
Granted	2,909,639	$5.1875	5.00 years	-
Granted in Debt Conversion	377,484	$5.1875	5.00 years
Granted Prefunded Warrants	11,579,885	$0.01	5.00 years
Granted in PIPE transaction	23,423,424	$0.86	5.00 years
Exercised	(3,123,401)	$0.01	-	-
Expired	(938)	-	-	-
Outstanding and Exercisable at September 30, 2022	35,867,869	$1.22	4.92 years	-

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Rental Payments under Non-cancellable Operating Leases

The Company has long term (more than month-to-month) leases for two manufacturing facilities, three office spaces, five distribution centers and five retail spaces. Four of its distribution centers also have retail operations. Lease terms on the various spaces vary in expiration from as minimal as month-to-month to a lease expiring in March 2027.

The following is a schedule, by calendar year, of the future minimum rental payments required under the lease:

Year ended December 31,

2022	294,794
2023	985,956
2024	610,623
2025	85,891
2026	43,316
2027	3,733
Total	$2,024,313

Rent expense totaled approximately $300,000 and $100,000 for the nine-month periods ended September 30, 2022, and 2021, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2022, through the date the financial statements were issued and determined that there were the following subsequent events:

During the month of October 2022, Armistice Capital Master Fund Ltd. exercised 8,079,00 Prefunded Warrants. Along with several exercise notices and payments totaling $80,790, 8,079,000 shares of common stock were issued.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

Introduction

The following unaudited pro forma condensed combined financial information presents the unaudited pro forma condensed combined balance sheet and unaudited pro forma condensed combined statements of operations based upon the combined historical financial statements of American Rebel Holdings, Inc. (the “Company”) and Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (collectively “Champion”), after giving effect to the consummation of the transaction completed on July 29, 2022 (as disclosed on Current Report Form 8-K, dated August 4, 2022), by and among the Company and Champion, and the related adjustments described in the accompanying notes. The transaction is accounted for under the acquisition method of accounting, which requires determination of the accounting acquirer.

The Company is considered to be the acquirer of Champion for accounting purposes and will allocate the purchase price to the fair value of Champion’s assets and liabilities as of the acquisition date, with any excess purchase price recorded as goodwill.

The unaudited pro forma condensed combined balance sheet data as of September 30, 2022, gives effect to the transaction as if it occurred on that date for which it is reported on, which incidentally the Company acquired Champion on July 29, 2022. The unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2022, and for the year ended December 31, 2021, gives effect to the transaction as if it had occurred on January 1, 2021, one full calendar year prior to the actual acquisition date of July 29, 2022.

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

The unaudited pro forma condensed combined financial information should be read in conjunction with both the Company’s and Champion’s unaudited historical condensed consolidated financial statements as of September 30, 2022, (which includes the Champion activities as of the acquisition date and financial activity through the end of the reporting period) and the audited historical consolidated financial statements as of and for the year ended December 31, 2021.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	American Rebel Holdings, Inc	Champion Safe Et Al Company	Purchase Transaction Accounting	Financing Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	30-Sept-22	30-Sept-22	30-Sept-22	30-Sept-22	30-Sept-22
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$963,402	$222,176	$-	$-	$1,185,578
Accounts receivable	320,442	2,125,847	224,894	-	2,671,183
Prepaid expense	138,559	9,274	-	-	147,833
Inventory	873,369	5,432,973	(153,280)	-	6,153,062
Inventory deposits	224,894	-	(224,894)	-	-
Total Current Assets	2,520,666	7,790,270	(153,280)	-	10,157,656

Property and Equipment, net	13,196	472,874	-	-	486,070

OTHER ASSETS:
Goodwill and Purchase Consideration	10,247,420	315,027	(6,047,420)	-	4,200,000
			(315,027)
Lease deposits	504,750	14,883	(500,000)	-	19,633
	10,765,366	802,784	(6,862,447)	-	4,705,703

TOTAL ASSETS	$13,286,032	$8,593,055	$(7,015,727)	$-	$14,863,359

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	734,404	1,577,328	-	-	2,311,731
Accrued interest	67,919	-	-	-	67,919
Loan – officer - related party	-	291,945	(291,945)	-	-
Loan – working capital	603,840	500,000	(500,000)	-	603,840
Loans - nonrelated parties	4,152	-	-	-	4,152
Total Current Liabilities	1,410,315	2,369,273	(791,945)	-	2,987,642

Other long-term liabilities	-	-	-	-	-
TOTAL LIABILITIES	1,410,315	2,369,273	(791,945)	-	2,987,642

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Class A	100	-	-	-	100
Preferred stock, Class B	75	-	-	-	75

Common stock,	8,474	-	-	-	8,474
Additional paid in capital	45,372,715	6,223,782	(6,223,782)	-	45,372,715
Accumulated deficit	(33,505,647)	-	-	-	(33,505,647)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,875,717	6,223,782	(6,223,782)	-	11,875,717

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,286,032	$8,593,055	$(7,015,727)	$-	$14,863,359

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	American Rebel Holdings, Inc	Champion Safe Et Al Company	Purchase Transaction Accounting	Financing Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	31-Dec-21	31-Dec-21	31-Dec-21	31-Dec-21	31-Dec-21
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$986,826	$18,304,859	$-	$(600,000)	$18,691,685
Cost of goods sold	812,130	14,354,863	-	(600,000)	14,566,993
Gross margin	174,696	3,949,996	-	-	4,124,692

Expenses:
Consulting – business development	2,012,803	1,838,947	-	-	3,851,750
Product development costs	330,353	24,558	-	-	354,911
Marketing and brand development costs	171,030	828,890	-	-	999,920
Administrative and other	968,306	518,705	-	-	1,487,011
Depreciation expense	3,643	24,919	-	-	28,562
Operating expenses	3,486,135	3,236,019	-	-	6,722,154
Operating income (loss)	(3,311,439)	713,977	-	-	(2,597,462)

Other Income (Expense)
Interest expense	(2,061,782)	(77,752)	-	1,800,000	(339,534)
Interest Income	-	305			305
Payroll Protection Loan Forgiven	-	625,064		-	625,064
Gain (Loss) on extinguishment of debt	(725,723)	-	-	725,723	-
Net income (loss) before income tax provision	(6,098,944)	1,261,594	-	2,525,723	(2,311,627)
Provision for income tax	-	-	-	-	-
Net income (loss)	$(6,098,944)	$1,261,594	$-	$2,525,723	$(2,311,627)
Basic and diluted income (loss) per share	$(1.92)	$-	$-	$-	$(0.73)
Weighted average common shares outstanding - basic and diluted	3,169,000	-	-	-	3,169,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	American Rebel Holdings, Inc	Champion Safe Et Al Company	Purchase Transaction Accounting	Financing Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	30-Sept-22	30-Sept-22	30-Sept-22	30-Sept-22	30-Sept-22
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$699,948	$14,373,444	$-	$(300,000)	$14,773,392
Cost of goods sold	512,700	10,786,172	-	(300,000)	10,998,872
Gross margin	187,248	3,587,272	-	-	3,774,520

Expenses:
Consulting, payroll and related costs	1,514,337	1,522,174	-	-	3,036,511
Product development costs	146,463	8,302	-	-	154,765
Marketing and brand development costs	342,022	17,881	-	-	359,903
Administrative and other	2,664,634	1,336,728	-	-	4,001,362
Depreciation expense	1,355	40,048	-	-	41,4034
Operating expenses	4,668,811	2,925,133	-	-	7,593,944
Operating income (loss)	(4,481,563)	662,139	-	-	(3,819,424)

Other Income (Expense)
Interest expense	(682,450)	(59,950)	-	-	(742,400)
Interest income	4,431	6,238			10,669
Gain/loss on sale of assets	-	1,995		-	1,995
Gain (Loss) on extinguishment of debt	(1,376,756)	-	-	-	(1,376,756)
Net income (loss) before income tax provision	(6,536,338)	610,422	-	-	(5,925,916)
Provision for income tax	-	-	-	-	-
Net income (loss)	$(6,536,338)	$610,422	$-	$-	$(1,885,207)
Basic and diluted income (loss) per share	$(1.38)	$-	$-	$-	$(1.24)
Weighted average common shares outstanding - basic and diluted	4,743,244	-	-	-	4,743,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION

Note 1 – Basis of Presentation

The historical financial information has been adjusted in the unaudited pro forma condensed combined financial information to give effect to events that are (1) directly attributable to the transaction, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. The pro forma adjustments are preliminary and based on estimates of the fair value and useful lives of the assets acquired and liabilities assumed and have been prepared to illustrate the estimated effect of the transaction and certain other adjustments. The final determination of the purchase price allocation will be based on the fair values of assets acquired and liabilities assumed as of the date the transaction closes, which was July 29, 2022.

The Company’s and Champion’s historical results reflect the unaudited condensed statements of operations for the full nine months ended September 30, 2022, the audited statements of operations for the year ended December 31, 2021, and the unaudited condensed balance sheet as of September 30, 2022.

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

The closing occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration of approximately $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed Seller for approximately $397,000 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021 and the direct expenditures of approximately $350,000 that were required in completing the acquisition of Champion. Of the cash consideration paid to the Seller, the Seller retired a line of credit of approximately $1,442,000 with a financial institution and approximately $291,000 in related party loans that Champion had on its balance sheets prior to July 29, 20222.

Note 3 - Reclassification Adjustments

The accounting policies used in the preparation of this unaudited pro forma condensed combined financial information are those set out in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2021, and unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2022. With the information currently available, the Company has determined that no significant adjustments are necessary to conform Champion’s consolidated financial statements to the accounting policies used by the Company in the preparation of the unaudited pro forma condensed combined financial information.

The reclassification adjustments are based on currently available information and assumptions management believes are, under the circumstances and given the information available at this time, reasonable, and reflective of adjustments necessary to report the Company’s financial condition and results of operations as if the acquisition were completed.

The combined company will finalize the review of accounting policies and reclassifications, which could be materially different from the amounts set forth in the unaudited pro forma condensed combined financial information presented herein. The reclassification adjustments currently identified are as follows:

Note 4 –Transaction Consideration

The transaction consideration is approximately $9,900,000 as determined by the actual purchase price of $9,897,420 as described above in Note 2 to this unaudited pro forma condensed combined financial information.

The following table summarizes the consideration transferred as a result of the combination.

Deposits paid with contract	$350,000
Cash payment due at closing	9,150,000
Reimbursement for equipment purchased since June 30, 2021	400,000
Transaction Consideration	$9,900,000

Note 5 – Allocation of Consideration

Under the acquisition method of accounting, the identifiable assets acquired, and liabilities assumed of Champion will be recognized and measured at fair value as of the closing date of the combination and added to those of the Company. The determination of fair value used in the transaction-related adjustments presented herein are preliminary and based on management estimates of the fair value and useful lives of the assets acquired and liabilities assumed and have been prepared to illustrate the effect of the acquisition. The Company may use the assistance of outside professionals and valuation experts to determine if there should be any impairment charges or other to these estimated numbers as of September 30, 2022. The final allocation of consideration, upon the completion of the acquisition, will be based on Champion’s assets acquired and liabilities assumed as of the acquisition date, July 29, 2022, and will depend on a number of factors. Therefore, allocations may differ slightly from the transaction accounting adjustments presented herein. The allocation may be dependent upon certain valuations and other studies from outside professionals and valuation expert that have not yet been completed and may not be completed until the Company’s annual report is filed. Accordingly, the pro forma allocation of the consideration may be subject to further adjustments as additional information becomes available and as analyses and valuations are completed. There can be no assurances that these additional analyses and final valuations will not result in material changes to the estimates of fair value set forth below.

The following table sets forth a preliminary allocation of the estimated consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Champion based on Champion’s unaudited consolidated balance sheet as of September 30, 2022, with the estimated excess recorded to goodwill:

Total assets	$8,278,027
Total liabilities	2,577,328
Net acquired tangible assets	5,700,699
Goodwill	4,199,301
Allocation of the Estimated Transaction Consideration	$9,900,000

Note 6 – Pro Forma Adjustments

Unaudited Pro Forma Condensed Combined Balance Sheet Adjustments

a.	To record estimated working capital financing (of which there is none required) in addition to Transaction Consideration, as of September 30, 2022.

	American Rebel Holdings, Inc.	Champion		Total
Additional working capital	$-		$-	$-
Additional paid in capital	-		-	-
	-			-
Pro forma net adjustment	$-	$		$-

Unaudited Pro Forma Condensed Combined Statements of Operations Adjustments

b.	To adjust Revenue and Cost of Goods Sold for estimated transactions between companies:

	Nine months Ended September 30, 2022	Year Ended December 31, 2021
Revenue	$(300,000)	$(600,000)
Cost of Goods Sold	(300,000)	(600,000)
Pro forma net adjustment	$-	$-

c.	To adjust interest expense and loss on extinguishment of debt based upon debt obligations eliminated by working capital financing (of which there is none required) in connection with the acquisition:

	Nine months Ended September 30, 2022	Year Ended December 31, 2021
Interest expense	$-	$-
Loss on extinguishment of debt	-	-
Pro forma net adjustment	$-	$-

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include, but are not limited to, the following:

●	we recently consummated the purchase of our safe manufacturer and sales organizations, and future acquisitions and operations of new manufacturing facilities and/or sales organizations might prove unsuccessful and could fail;

●	our success depends on our ability to introduce new products that track customer preferences;

●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;

●	as a significant portion of our revenues are derived by demand for our safes and the personal security products for firearms storage, we depend on the availability and regulation of ammunition and firearm storage;

●	As we continue to integrate the recent purchase of our safe manufacturer and sales organization, any compromised operational capacity may affect our ability to meet the demand for our safes, which in turn may affect our generation of revenue;

●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;

●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;

●	our inability to effectively meet our short- and long-term obligations;

●	given our limited corporate history it is difficult to evaluate our business and future prospects and increases the risks associated with an investment in our securities;

●	our inability to raise additional financing for working capital;

●	our ability to generate sufficient revenue in our targeted markets to support operations;

●	significant dilution resulting from our financing activities;

●	the actions and initiatives taken by both current and potential competitors;

●	our ability to diversify our operations;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	the deterioration in general of global economic, market and political conditions;

●	the inability to efficiently manage our operations;

●	the inability to achieve future operating results;

●	the unavailability of funds for capital expenditures;

●	the inability of management to effectively implement our strategies and business plans; and

●	the other risks and uncertainties detailed in this report.

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

Except as otherwise indicated by the context, references in this report to “Company,” “American Rebel Holdings,” “American Rebel,” “we,” “us” and “our” are references to American Rebel Holdings, Inc. and its operating subsidiaries, American Rebel, Inc., Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC and Champion Safe De Mexico, S.A. de C.V. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

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

Description of Business

Overview

The Company operates as a designer, manufacturer, and marketer of safes and designer and marketer of personal security products. Additionally, the Company designs and produces branded accessories and apparel with concealment pockets.

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

We generate revenue from the following activities:

a.	Safes – we offer a wide range of home, office and personal safe models, in a broad assortment of sizes, features and styles, which are constructed with U.S.-made steel. Demand for our safes is relatively strong across all segments of our customers, including individuals and families seeking to protect their valuables, businesses seeking to protect valuables and irreplaceable items such as artifacts and jewelry, and dispensaries servicing the community that seek to protect their inventory and cash flow. In addition, the demand for our safes has also been relatively strong among responsible gun owners, sportsmen, competitive shooters and hunters seeking a premium and responsible solution to secure valuables and firearms, to prevent theft and to protect loved ones. We expect to benefit from increasing awareness of and need for safe storage of firearms in future periods. Below is a summary of the different safes we currently make:

i.	Large Safes – our current large model safe collection, the Defender, consists of six premium safes. All of our large safes share the same high-quality workmanship, are constructed out of 11-gauge U.S.-made steel and feature double plate steel doors, double-steel door casements and reinforced door edges. Each of these safes provide up to 75 minutes of fire protection at 1200 degrees Fahrenheit. Our safes offer a fully adjustable interior to fit our customers’ needs. Depending on the model, one side of the interior may have shelves and the other side set up to accommodate long guns. There are optional additions such as Rifle Rod Kits and Handgun Hangers to increase the storage capacity of the safe. These large safes offer greater capacity for secure storage and protection, and our safes are designed to prevent unauthorized access, including in the event of an attempted theft, natural disaster or fire. We believe that a large, highly visible safe also acts as a deterrent to any prospective thief. We have recently debuted our value-priced safe line, the Freedom. The Freedom line is constructed out of 12-gauge U.S.-made steel and featured a rugged textured finish.

ii.	Personal Safes – The safes in our compact safe collection are easy to operate and carry as they fit into briefcases, desks or under vehicle seats. These personal safes meet Transportation Security Administration (“TSA”) airline firearm guidelines and fit comfortably in luggage when required by travel regulations.

iii.	Vault Doors – Our U.S.-made vault doors combine style with what we believe are superior theft and fire protection for an elegant look that fits any decor. Newly-built, higher-end homes often add vault rooms and we believe our vault doors, which we designed to facilitate secure access to such vault rooms, provide ideal solutions for the protection of valuables and shelter from either storms or intruders. Whether it’s in the context of a safe room, a shelter, or a place to consolidate valuables, our American Rebel in- and out-swinging vault doors provide maximum functionality to facilitate a secure vault room. American Rebel vault doors are constructed of 4 ½” double steel plate thickness, A36 carbon steel panels with sandwiched fire insulation, a design that provides greater rigidity, security and fire protection. Active bolt works, which is the locking mechanism that bolts the safe door closed so that it cannot be pried open, and which is considered to be by some locksmiths among the smoothest and strongest in the industry, and three external hinges that support the weight of the door, are some of the features of the vault door. For safety and when the door is used for a panic or safe room, a quick release lever is installed inside the door.

iv.	Dispensary Safes - Our HG-INV Inventory Safe, a safe tailor-made for the cannabis industry, provides cannabis and horticultural plant home growers a reliable and safe solution. Designed with medical marijuana or recreational cannabis dispensaries in mind, including with respect to increasing governmental and insurance industry regulation to lock inventory after hours, our HG-INV Inventory Safe delivers a high level of user experience.

b.	Personal Security - our concealed carry backpack selection consists of an assortment of sizes, features and styles.

c.	Apparel and Accessories - we offer a wide range of concealed carry jackets, vests and coats for men and women. We also offer patriotic apparel for the whole family, with the American Rebel imprint. Our apparel line serves as “point man” for the brand, often acting as the first point of exposure that people have to all things American Rebel. Our apparel line is designed and branded to be stylish, patriotic and bold. We emphasize styling that complements our enthusiasts’ and customers’ lifestyle, representing the values of our community and quintessential American character. We believe the American Rebel clothing line style is not only a fashion statement; we seek to cultivate a sense of pride of belonging to our patriotic family, in our customers’ adventures and in life.

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

Recent Developments and Trends

Our Growth Strategy

Our goal is to enhance our position as a designer, manufacturer and marketer of premium safes and personal security products. We have established plans to grow our business by focusing on three key areas: (1) organic growth and expansion in existing markets; (2) targeted strategic acquisitions that increase our on-premise and online product offerings, distributor and retail footprint and/or have the ability to increase and improve our manufacturing capabilities and output, and (3) expanding the scope of our operation activities to the dispensaries U.S. community.

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

We launched our Freedom line of safes during the second quarter of 2022. The Freedom line of safes are made from 12-gauge American-made steel and carry a 60 minute at 1200 degrees fire rating. The Freedom safe is available in three sizes: the Freedom 20, the Freedom 30, and the Freedom 50. The exterior is a rugged dark grey textured finish with a plush velour interior containing high-capacity gun racks and a custom door organizer.

An additional new product we expect to launch during the fourth quarter of this year is our 2A Locker. The 2A Locker is a response to demand from our customers for a lightweight, steel cabinet with a secure lock. Our 2A Locker is expected to be available in three models: 2A Ammo, 2A Locker-10, and the 2A Locker-14. Each 2A product will utilize our proprietary 5-point locking mechanism.

In September of 2022, we signed a letter of intent with Sierra E-Life, a full-service USA manufacturer of E-Bikes, with the intention of exploring the opportunity to diversify our product offerings. We, in collaboration with Sierra E-Life, have designed three distinct E-Bike models: the Patriot 500, the Freedom 750 and the Rebel 1000. The Patriot 500, the Freedom 750 and the Rebel 1000 are projected to be Made in the USA with global components. We continue to explore this opportunity as well as others in the E-Bike and E-Sports industry.

While we currently rely on third-party manufacturers for the production of our line of apparel and accessories, the Champion acquisition adds safe manufacturing as a significant and important component to the Company’s activities and focus.

Additionally, our Concealed Carry Product line and Safe line serve a large and growing market segment. We believe that interest in safes increase, as well as in our complimentary concealed carry backpacks and apparel as a by-product, when interest of the general population in firearms increase. To this extent, the FBI’s National Instant Criminal Background Check System (NICS), which we believe serves as a proxy for gun sales since a background check is generally needed to purchase a firearm, reported a record number of background checks in 2020, 39,695,315. The prior annual record for background checks was 2019’s 28,369,750. In 2021, there were 38,876,673 background checks conducted, similar to that of 2020’s annual record which was 40% higher than the previous annual record in 2019. Background checks in 2022 are continuing on a pace to exceed the 2019 totals as well. While we do not expect this increase in background checks to necessarily translate to an equivalent number of additional safes purchased, we do believe it might be an indicator of the increased demand in the safe market. In addition, certain states (such as Massachusetts, California, New York and Connecticut) are starting to legislate new storage requirements in respect of firearms, which is expected to have a positive impact on the sale of safes.

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

We believe that by enhancing our brand recognition, our market share might grow correspondingly. Industry sources estimate that 70 million to 80 million people in the United States own an aggregate of more than 400 million firearms, creating a large potential market for our safes and personal security products. With the Champion acquisition we are focused on the premium segment of the market through the quality, distinctiveness, and performance of our products; the effectiveness of our marketing and merchandising efforts; and the attractiveness of our competitive pricing strategies.

Targeted Strategic Acquisitions for Long-term Growth

We are consistently evaluating and considering acquisitions opportunities that fit our overall growth strategy as part of our corporate mission to accelerate long-term value for our stockholders and create integrated value chains.

Champion Safe

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (the “Champion Entities” or “Champion”) and Mr. Ray Crosby (the “Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller.

The acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration of approximately $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed the Seller for approximately $400,000 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021. In addition to the payments to the Seller, the Company paid costs on behalf of and specifically associated with the acquisition of Champion and its integration into the Company’s operations of $350,000; $200,000 was paid to our investment banker in analyzing the acquisition and purchase of Champion prior to the purchase and subsequent financing in July as well as $150,000 paid to Champion’s independent PCOAB registered accounting firm to conduct their two years of audit and subsequent interim review reports.

Based in Provo, Utah and founded in 1999, Champion Safe is what we believe to be one of the premier designers, manufacturers and marketers of home and gun safes in North America. Champion Safe Co. has three safe lines, which we believe feature some of the most secure and highest quality gun safes.

Following the acquisition, we operate Champion Safe in the same manner as it operated pre-acquisition. Champion Safe, Superior Safe and Safe Guard Security Products are valuable and prominent identifiable brands in the safe industry. We plan to expand our manufacturing throughput to fill our significant backlog of orders and aggressively open new dealer accounts. As a division of the combined company, Champion Safe Company will shift its emphasis to growing revenue and increasing profitability for the combined company.

The combined company will continue to benefit from Champion founder Mr. Ray Crosby’s vast experience and expertise. Mr. Crosby is a foundational figure in the safe business with over 40 years of experience in the industry. Mr. Crosby and his brother Jay founded Fort Knox Safe in 1982 and Liberty Safe, in 1988, which recently sold to a middle market private investment firm for approximately $147.5 million. In 1999, Mr. Crosby founded Champion Safe, later expanding to include Superior Safe and Safe Guard Security Products. Champion Safe employs over 100 employees in their Utah factory and over 300 employees in their Nogales, Mexico facility just south of the U.S. border. The majority of the midline and value priced safes industry-wide are manufactured in China, but Mr. Crosby had the foresight to build his own facility in Mexico and utilize American-made steel exclusively. Steep tariffs were imposed on China manufactured safes by the Trump administration and have continued under the Biden administration. The prices of components for the made-in-China safes have dramatically increased as well as the transportation costs to import these Chinese-made safes. Mr. Crosby’s decision to build his own facility in Mexico as opposed to importing Chinese-made safes has proven to be insightful and beneficial for Champion Safe.

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

Expanding Scope of Operations Activities by Offering Servicing Dispensaries and Brand Licensing

We continually seek to target new consumer segments for our safes. As we believe that safes are becoming a must-have household appliance, we strive to establish authenticity by selling our products to additional groups, and to expand our direct-to-consumer presence through our website and our retail showrooms across the country.

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

Further, we believe that American Rebel has significant potential for its branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate generating additional revenues from licensing fees earned from third parties who wish to engage the American Rebel community. While the Company does not generate material revenues from licensing fees, management believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both of the lines of tools. Conversely, American Rebel could potentially also benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

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

Results of Operations

From inception through September 30, 2022, we have generated an operating deficit of $33,347,388. We expect to incur additional losses during the fiscal year ending December 31, 2022, and beyond, principally as a result of our increased investment in inventory, marketing expenses, and growth initiatives.

Nine Months Ended September 30, 2022 Compared To Nine Months Ended September 30, 2021

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the nine months ended September 30, 2022, we reported Sales of $4,595,547, compared to Sales of $848,357 for the nine months ended September 30, 2021. The increase in Sales for the period compared to the nine months ended September 30, 2021 is attributable to the closing of the Champion acquisition on July 29, 2022. For the nine months ended September 30, 2022, we reported Cost of Sales of $3,462,454, compared to Cost of Sales of $716,943 for the nine months ended September 30, 2021. The increase in Cost of Sales for the current quarter is again due to the closing of the Champion acquisition during the period compared to the nine months ending September 30, 2021. For the nine months ended September 30, 2022, we reported gross margin (“Gross Profit”) of $1,133,093, compared to Gross Profit of $131,414 for the nine months ended September 30, 2021. The increase in Gross Profit for the nine months ending September 30, 2022 compared to the nine months ending September 30, 2021 is due to the closing of the Champion acquisition.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2022 were $5,446,506 compared to $2,795,037 for the nine months ended September 30, 2021 as further described below.

For the nine months ended September 30, 2022, we incurred consulting/payroll and other payroll costs of $1,937,349, compared to consulting/payroll and other payroll costs of $1,774,003 for the nine months ended September 30, 2021. The increase in consulting/payroll and other payroll costs was due to the integration of the Champion operation into the Company’s operations.

For the nine months ended September 30, 2022, we incurred product development expenses of $146,463, compared to product development expenses of $275,780 for the nine months ended September 30, 2021. The decrease in product development expenses relates primarily to a decrease in product development activities.

For the nine months ended September 30, 2022, we incurred marketing and brand development expenses of $349,341, compared to marketing and brand development expenses of $138,783 for the nine months ended September 30, 2021. The increase in marketing and brand development expenses relates primarily to an increase of activities including major trade shows and the availability of working capital provided by our recently completed registered public offering.

For the nine months ended September 30, 2022, we incurred general and administrative expenses of $2,687,728, compared to general and administrative expenses of $603,727 for the nine months ended September 30, 2021. The majority of the increase in general and administrative expenses relates primarily to the Company’s registered offering completed in February 2022 along with significant legal and other professional fees that we incurred in the acquisition of Champion and our registered public offerings.

For the nine months ended September 30, 2022, we incurred depreciation expense of $11,311, compared to depreciation expense of $2,744 for the nine months ended September 30, 2021. The increase in depreciation expense relates primarily to the increase in the number of newly acquired depreciable assets.

Other income and expenses

For the nine months ended September 30, 2022, we incurred interest expense of $341,990, compared to interest expense of $1,500,744 for the nine months ended September 30, 2021. The decrease in interest expense is due to several notes being paid in full during the nine months ending September 30, 2022, primarily due to the use of proceeds from our registered public offering. During the nine months ended September 30, 2022, we incurred a loss on extinguishment of debt (‘additional interest expense’) of $1,376,756, compared to $725,723 during the nine months ended September 30, 2021, in loss on extinguishment of debt through the amortization of debt discount recorded for the various issuance of shares of common stock in connection with working capital loans and their payoff.

Net Loss

Net loss for the nine months ended September 30, 2022 amounted to $6,377,731, resulting in a loss per share of $1.34, compared to $4,890,090 for the nine months ended September 30, 2021, resulting in a loss per share of $4.23. The increase in the net loss from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 is primarily due to the increase in corporate and financing costs including the loss on extinguishment of debt of $1,376,756 incurred during the nine months ended September 30, 2022 created by the issuance of common stock, eliminating short term debt and accrued interest expense on this short term debt.

Three Months Ended September 30, 2022 Compared To Three Months Ended September 30, 2021

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the three months ended September 30, 2022, we reported Sales of $4,102,761 compared to Sales of $295,490 for the three months ended September 30, 2021. The increase in Sales for the current quarter compared to the three months ended September 30, 2021, is attributable to the closing of the Champion acquisition on July 29, 2022. For the three months ended September 30, 2022, we reported Cost of Sales of $3,124,657, compared to Cost of Sales of $280,212 for the three months ended September 30, 2021. The increase in Cost of Sales for the current quarter is due to a greater number of Sales during the quarter compared to the three months ending September 30, 2021. For the three months ended September 30, 2022, we reported Gross Profit of $978,104, compared to Gross Profit of $15,278 for the three months ended September 30, 2021. The increase in Gross Profit for the three months ending September 30, 2022, compared to the three months ending September 30, 2021 is due to the closing of the Champion acquisition.

Operating Expenses

Total operating expenses for the three months ended September 30, 2022 were $2,748,350 compared to $971,882 for the three months ended September 30, 2021 as further described below.

For the three months ended September 30, 2022, we incurred consulting/payroll and other payroll costs of $1,227,953 compared to consulting/payroll and other payroll costs of $656,784 for the three months ended September 30, 2021. The increase in consulting/payroll and other payroll costs was due to the increase in the number of employees and the size of the Company post-acquisition.

For the three months ended September 30, 2022, we incurred product development expenses of $0, compared to product development expenses of $42,720 for the three months ended September 30, 2021. The decrease in product development expenses relates primarily to a decrease in product development activities.

For the three months ended September 30, 2022, we incurred marketing and brand development expenses of $119,122, compared to marketing and brand development expenses of $34,669 for the three months ended September 30, 2021. The increase in marketing and brand development expenses relates primarily to an increase of activities including major trade shows and the availability of working capital.

For the three months ended September 30, 2022, we incurred general and administrative expenses of $1,077,005, compared to general and administrative expenses of $236,763 for the three months ended September 30, 2021. The majority of the increase in general and administrative expenses relates primarily to the significant legal and other professional fees that we incurred in the acquisition of Champion and our registered public offerings, especially as we approached the end of this quarter.

For the three months ended September 30, 2022, we incurred depreciation expense of $9,956, compared to depreciation expense of $946 for the three months ended September 30, 2021. The increase in depreciation expense relates primarily to the acquisition of additional depreciable assets.

Other income and expenses

For the three months ended September 30, 2022, we incurred interest expense of $31,584, compared to interest expense of $382,601 for the three months ended September 30, 2021. The decrease in interest expense is due to several notes being paid in full during the previous quarter. During the three months ended September 30, 2022, we incurred a loss on extinguishment of debt of $0, compared to $87,575 during the three months ended September 30, 2021 in loss on extinguishment of debt through the amortization of the debt discount recorded for the issuance of shares of common stock in connection with working capital loans.

Net Loss

Net loss for the three months ended September 30, 2022, amounted to $2,147,402, resulting in a loss per share of $0.36, compared to $1,426,780 for the three months ended September 30, 2021, resulting in a loss per share of $1.05. The increase in the net loss from the three months ended September 30, 2021 to the three months ended September 30, 2022 is primarily due to transactional costs related to the Champion acquisition.

Liquidity and Capital Resources

We are a development stage company and our revenue from our planned operations does not cover our operating expenses. We had a working capital deficit of $3,171,277 at December 31, 2021 and working capital asset of $7,382,272 at September 30, 2022 due to the successful closings of our two public financing transactions (one in February 2022 and the other in July 2022) and have incurred a deficit of $33,347,388 from inception to September 30, 2022. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities.

During the nine months ended September 30, 2022, we raised net cash of approximately $21,358,000 through the issuance of common and preferred shares, as compared to approximately $645,000 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we raised net cash of approximately $60,000 through the issuance of notes payable secured by inventory, as compared to approximately $1,280,000 for the nine months ended September 30, 2021.

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

Debt Restructuring

The Company recently engaged in and completed a financial restructuring (the “Debt Restructuring”), that included extending, renewing, and structuring terms of loans with investors and third-party creditors. The completion of the registered public offering provided the necessary funds to pay off multiple loans with investors and third-party creditors.

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

Acquisition of Champion Entities and PIPE Transaction Used to Fund Acquisition

On July 12, 2022, we sold $12,887,976 of securities to Armistice Capital Master Fund Ltd., an institutional purchaser. Such securities consisted of (i) 509,311 shares of common stock at $1.11 per share, (ii) prefunded warrants that are exercisable into 11,202,401 shares of common stock at $1.10 per prefunded warrant, and (iii) immediately exercisable warrants to purchase up to 23,423,424 shares of common stock at an initial exercise price of $0.86 per share, subject to adjustments as set forth therein, and will expire five years from the date of issuance. EF Hutton, a division of Benchmark Investments, LLC, acted as exclusive placement agent for the offering and was paid: (i) a commission of 10% of the gross proceeds ($1,288,798); (ii) non-accountable expenses of 1% of the gross proceeds ($128,880); and (iii) placement agent expenses of $125,000.

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

The closing of the acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration in the amount of $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed Seller for $397,420 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities

On July 12, 2022, we sold $12,887,976 of securities to Armistice Capital Master Fund Ltd., an institutional purchaser. Such securities consisted of (i) 509,311 shares of Common Stock at $1.11 per share, (ii) prefunded warrants that are exercisable into 11,202,401 shares of Common Stock at $1.10 per prefunded warrant, and (iii) immediately exercisable warrants to purchase up to 23,423,424 shares of Common Stock at an initial exercise price of $0.86 per share, subject to adjustments as set forth therein, and will expire five years from the date of issuance. EF Hutton, a division of Benchmark Investments, LLC, acted as exclusive placement agent for the offering and was paid: (i) a commission of 10% of the gross proceeds ($1,288,798); (ii) non-accountable expenses of 1% of the gross proceeds ($128,880); and (iii) placement agent expenses of $125,000.

On August 22, 2022, 100,000 shares of common stock were issued in return for services as a component of a February 2022 services agreement between the Company and its vendor.

During the month of August 2022, Armistice Capital Master Fund Ltd. exercised 440,441 Prefunded Warrants. Along with the exercise notice and payment of $4,404.41, 440,441 shares of common stock were issued.

During the month of September 2022, Armistice Capital Master Fund Ltd. exercised 2,682,960 Prefunded Warrants. Along with several exercise notices and payments totaling $26,829.60, 2,682,960 shares of common stock were issued.

Subsequent Issuances after Quarter End

During the month of October 2022, Armistice Capital Master Fund Ltd. exercised 8,079,00 Prefunded Warrants. Along with several exercise notices and payments totaling $80,790, 8,079,000 shares of common stock were issued.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2022.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Securities Purchase Agreement, dated June 9, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Form S-1, filed August 4, 2015)
3.2	Bylaws of CubeScape, Inc. (Incorporated by reference to Exhibit 3.2 to Form S-1, filed August 4, 2015)
3.3	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to Form 8-K, filed January 10, 2017)
3.4	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.5	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	6% Original Issued Discount Senior Secured Convertible Promissory Note, dated September 29, 2021, issued to Cavalry Fund I, L.P. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on October 5, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.14 to Form 10-K, filed March 31, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Smith Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.40 to Form 10-K, filed May 17, 2021)
10.5†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.6†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.7	Cavalry Fund I LP Securities Purchase Agreement dated September 29, 2021 $250,000 Working Capital Loan Agreement, Note, and Security Agreement dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 5, 2021)

10.8	Form of Security Agreement, dated September 29, 2021, between the Company and Cavalry Fund I LP (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 5, 2021)
10.9	Form of Registration Rights Agreement, dated September 29, 2021, between the Company and Cavalry Fund I LP (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed October 5, 2021)
10.10	Securities Purchase Agreement, dated July 7, 2022, between American Rebel Holdings, Inc. and the Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 8, 2022)
10.11	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 8, 2022)
10.12	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 8, 2022)
10.13	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed July 8, 2022)
10.14	Engagement Letter, dated July 8, 2022, between American Rebel Holdings, Inc. and EF Hutton (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed July 18, 2022)
31.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification of Chief Executive Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Champion Entities Audited Financial Statements as of and for the years ended December 31, 2021, and 2020 (Incorporated by reference to Exhibit 99.1 to Form 8-K, filed July 6, 2022)
99.2	Champion Entities Unaudited Financial Statements as of and for the three months ended March 31, 2022, and 2021 and for the year ended December 31, 2021 (Incorporated by reference to Exhibit 99.2 to Form 8-K, filed July 6, 2022)
99.3	Unaudited Pro Forma Consolidated Financial Information for the Registrant (giving effect to the acquisition of the Champion Entities) as of and for the three months ended March 31, 2022, and for the year ended December 31, 2021 (Incorporated by reference to Exhibit 99.3 to Form 8-K, filed July 6, 2022)
99.4	H.C. Wainwright 24th Annual Global Investment Conference press release dated September 8, 2022 (Incorporated by reference to Exhibit 99.1 to Form 8-K, filed September 14, 2022)
99.5	Investor Presentation dated September 9, 2022 (Incorporated by reference to Exhibit 99.2 to Form 8-K, filed September 14, 2022)
99.6	Stockholder letter press release dated September 12, 2022 (Incorporated by reference to Exhibit 99.3 to Form 8-K, filed September 14, 2022)
99.7	E-Bike press release dated September 14, 2022 (Incorporated by reference to Exhibit 99.4 to Form 8-K, filed September 14, 2022)
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 14, 2022

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

