Form 10-K
period 2022-12-31
AMERICAN REBEL HOLDINGS INC
filed 2023-04-14
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $13,086,813 on June 30, 2022 based on the closing price per common share of $0.80 on that date.

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2023, was 16,930,517 shares. An additional 159,737 shares of common stock are authorized but unissued.

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

●	our future operating results;
●	our ability to diversify our operations;
●	our inability to effectively meet our short- and long-term obligations;
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

Except as otherwise indicated by the context, references in this Annual Report to “Company,” “American Rebel Holdings,” “American Rebel,” “we,” “us” and “our” are references to American Rebel Holdings, Inc. and its operating subsidiaries, American Rebel, Inc., Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC and Champion Safe De Mexico, S.A. de C.V. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our Annual Report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at American Rebel Holdings, Inc., 909 18th Avenue South, Suite A, Nashville, Tennessee 37212.

PART I

ITEM 1. BUSINESS

Recent Events

Acquisition of Champion Entities

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc. (“Champion Safe”), Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico”) and, together with Champion Safe, Superior Safe, Safe Guard, and Champion Safe Mexico, collectively, (the “Champion Entities”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller. This transaction was completed on July 29, 2022. We have included the Champion Entities assets and liabilities as of that date and the subsequent financial activity through the date of this Annual Report in our consolidated financial statements which consist of the consolidated balance sheets, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows (the “Consolidated Financial Statements”). The Champion Entities have been integrated with our existing operations and are under the control of our management team.

The closing of the acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration in the amount of $9,150,000, along with (ii) cash deposits previously of $350,000, and (iii) reimbursement to the Seller for $397,420 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021.

Corporate Summary

American Rebel Holdings, Inc. was incorporated on December 15, 2014, in the State of Nevada and is authorized to issue 600,000,000 shares of $0.001 par value common stock (“Common Stock”) and 10,000,000 shares of $0.001 par value preferred stock (“Preferred Stock”).

The Company operates primarily as a designer, manufacturer and marketer of branded safes and personal security and self-defense products. Additionally, the Company designs and produces branded apparel and accessories.

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

Our safes and personal security products are constructed primarily of U.S.-made steel. We believe our products are designed to safely store firearms, as well as store our customers’ priceless keepsakes, family heirlooms and treasured memories and other valuables, and we aim to make our products accessible at various price points for home and office use. We believe our products are designed for safety, quality, reliability, features and performance.

To enhance the strength of our brand and drive product demand, we work with our manufacturing facilities and various suppliers to emphasize product quality and mechanical development in order to improve the performance and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products that offer features and benefits of higher-end safes at mid-line price ranges.

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

American Rebel is boldly positioning itself as “America’s Patriotic Brand” in a time when national spirit and American values are being rekindled and redefined. American Rebel is an advocate for the 2nd Amendment and conveys a sense of responsibility to teach and preach good common practices of gun ownership. American Rebel products keep you concealed and safe inside and outside the home. American Rebel Safes protect your firearms and valuables from children, theft, fire and natural disasters inside the home; and American Rebel Concealed Carry Products provide quick and easy access to your firearm utilizing American Rebel’s Proprietary Protection Pocket in its backpacks and apparel outside the home. The initial company product releases embrace the “concealed carry lifestyle” with a focus on concealed carry products, apparel, personal security and defense. “There’s a growing need to know how to protect yourself, your family, your neighbors or even a room full of total strangers,” says American Rebel’s Chief Executive Officer, Andy Ross. “That need is in the forethought of every product we design.”

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

A gun safe is the best investment a gun owner can make because the safe can protect guns from thieves, fire, water, or accidents. Bills or ballot measures to require safe storage have been discussed in Delaware, Washington, Oregon, Missouri and Virginia; and various laws are on the books in California and Massachusetts. Even a figure as staunchly pro-gun as Texas’s Republican lieutenant governor, Dan Patrick, called on gun-owning parents to lock up their weapons after the Santa Fe shooting. The gun safe industry is experiencing rapid growth and innovation. American Rebel Chief Executive Officer Andy Ross and the rest of the American Rebel team are committed to fulfilling the opportunity in the gun safe market and filling the identified void with American Rebel Gun Safes.

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

Upcoming Product Offerings

To further complement our diverse product offerings, we intend to introduce additional products in 2023 and 2024. Below is a summary of potential upcoming product offerings:

i. Biometrics Safes – we intend to introduce a line of handgun boxes with biometrics, WiFi and Bluetooth technologies. These Biometric Safes have been designed, engineered and are ready for production.

ii. 2A Lockers – we have developed a unique steel lockbox with a 5-point locking mechanism to provide a secure place to lock up ammunition and other items that may not require the safety and security of a safe, but prevents unauthorized access. We believe there is a strong market for this product that is priced between $349 - $449 depending on the model.

iii. Wall Safes – wall safes can be easily hidden and provide “free” storage space since they are able to be tucked into the space between your wall and studs.

iv. Economy Safe Line – we are exploring enhancing our safe line through the introduction of entry level safes built in North America to compete with other safes imported from overseas.

In addition to introducing additional products to add to our existing lines, we are actively seeking acquisition opportunities to diversify our product offerings and enhance stockholder value.

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

● Product Design and Development – our current safe model relies on time-tested features, such as Four-Way Active Boltworks, pinning the door shut on all four sides (compared to Three-Way Bolt works, which is prevalent in many of our competitors’ safes), and benefits that would not often be available in our price point, including 12-gauge and heavier US-made steel. The sleek exterior of our safes has garnered attention and earned the moniker from our dealers as the “safe with an attitude.” When we set out to enter the safe market, we wanted to offer a safe that we would want to buy, one that would get our attention and provide excellent value for the cost.

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

We have developed what we believe is a multi-pronged growth strategy, as described below, to help us capitalize on a sizable opportunity. Through methodical sales and marketing efforts, we believe we have implemented several key initiatives we can use to grow our business more effectively. We believe we made significant progress in 2022 in the largest growing segment of the safe industry, sales to first-time buyers. We also intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance stockholder value. Key elements of our strategy to achieve this goal are as follows:

Organic Growth and Expansion in Existing Markets - Build our Core Business

The cornerstone of our business has historically been our safe product offerings. We are focused on continuing to develop our home, office and personal safe product lines. We are investing in adding what we believe are distinctive and advanced technological solutions for our safes and protective product lines.

We are working to increase floor space dedicated to our safes and strengthen our online presence in order to expand our reach to new enthusiasts and build our devoted American Rebel community. We intend to continue to endeavor to create and provide retailers and customers with what we believe are responsible, safe, reliable and stylish products, and we expect to concentrate on tailoring our supply and distribution logistics in response to the specific demands of our customers.

Additionally, our Concealed Carry Product line and Safe line serve a large market segment. We believe that interest in safes increase, as well as in our complimentary concealed carry backpacks and apparel as a byproduct, when interest of the general population in firearms increase. To this extent, the FBI’s National Instant Criminal Background Check System (NICS), which we believe serves as a proxy for gun sales since a background check is generally needed to purchase a firearm, reported a record number of background checks in 2020, 39,695,315. The prior annual record for background checks was 2019’s 28,369,750. In 2021, there were 38,876,673 background checks conducted, similar to that of 2020’s annual record which was 40% higher than the previous annual record in 2019. While we do not expect this increase in background checks to necessarily translate to an equivalent number of additional safes purchased, we do believe it might be an indicator of the increased demand in the safe market. In addition, certain states (such as Massachusetts, California, New York and Connecticut) are starting to legislate new storage requirements in respect of firearms, which is expected to have a positive impact on the sale of safes.

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

Targeted Strategic Acquisitions for Long-term Growth

We are consistently evaluating and considering acquisition opportunities that fit our overall growth strategy as part of our corporate mission to accelerate long-term value for our stockholders and create integrated value chains.

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

The acquisition closed on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration of approximately $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed the Seller for approximately $400,000 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021. In addition to the payments to the Seller, the Company paid costs on behalf of and specifically associated with the acquisition of Champion and its integration into the Company’s operations of $350,000; $200,000 was paid to our investment banker in analyzing the acquisition and purchase of Champion prior to the purchase and subsequent financing in July as well as $150,000 paid to Champion’s independent PCAOB registered accounting firm to conduct their two years of audit and subsequent interim review reports.

Based in Provo, Utah and founded in 1999, Champion Safe is what we believe to be one of the premier designers, manufacturers and marketers of home and gun safes in North America. Champion Safe Co. has three safe lines, which we believe feature some of the most secure and highest quality gun safes.

Following the acquisition, we operate Champion Safe in the same manner as it operated pre-acquisition. Champion Safe, Superior Safe and Safe Guard Security Products are valuable and prominent identifiable brands in the safe industry. We plan to expand our manufacturing throughput to fill our significant backlog of orders and aggressively open new dealer accounts. As a division of the combined company, Champion Safe Company will shift its emphasis to growing revenue and increasing profitability of the combined company.

We believe the combined company will continue to benefit greatly from Champion founder Mr. Ray Crosby’s vast experience and expertise in the industry. Mr. Crosby is a foundational figure in the safe business with over 40 years of experience in the industry. Mr. Crosby and his brother Jay founded Fort Knox Safe in 1982 and Liberty Safe, in 1988, which recently sold to a middle market private investment firm for approximately $147.5 million. In 1999, Mr. Crosby founded Champion Safe, later expanding to include Superior Safe and Safe Guard Security Products. Champion Safe employs over 60 employees in their Utah factory and over 150 employees in their Nogales, Mexico facility just south of the U.S. border. The majority of the midline and value priced safes industry-wide are manufactured in China, but Mr. Crosby had the foresight to build his own facility in Mexico and utilize American-made steel exclusively. Steep tariffs were imposed on China manufactured safes by the Trump administration and were continued under the first half of the Biden administration. The prices of components for the made-in-China safes have dramatically increased as well as the transportation costs to import these Chinese-made safes. Mr. Crosby’s decision to build his own facility in Mexico as opposed to importing Chinese-made safes has proven to be insightful and beneficial for Champion Safe.

Mr. Crosby was eager to expand his manufacturing operation and seize upon the growth opportunities in the safe business. Working closing with the American Rebel team, Mr. Crosby expanded his paint-line capacity and hinge assembly workstations. Mr. Crosby has experience in many prior economic cycles and has found the safe business to be sound in good and bad economic times. Furthermore, the current emphasis on safe storage and the capital infusion from American Rebel positions the Champion operation to grow its footprint.

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

Further, we believe that American Rebel has significant potential for branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate generating additional revenues from licensing fees earned from third parties who wish to engage the American Rebel community. While the Company does not currently generate material revenues from licensing fees, our management team believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both of the lines of tools. Conversely, American Rebel could potentially also benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

Our website address is www.americanrebel.com. The information on our website is not part of this Annual Report, Form 10-K.

Description of Business

Our Company

American Rebel – America’s Patriotic Brand, operates primarily on designing and marketing branded safes and personal security and self-defense products. Additionally, the Company designs and produces branded accessories and apparel, including with concealment pockets.

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

Our safes and personal security products are constructed primarily of U.S.-made steel. We believe our products are designed to safely store firearms, as well as store our customers’ priceless keepsakes, family heirlooms and treasured memories and other valuables, and we aim to make our products accessible at various sizes and price points for home use. We believe our products are designed for safety, quality, reliability, features and performance.

To enhance the strength of our brand and drive product demand, we work with our manufacturing team and our suppliers to emphasize product quality and mechanical development in order to improve the performance and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products that offer features and benefits of higher-end safes at mid-line price ranges.

We believe that safes are becoming a ‘must-have appliance’ in a significant portion of households. We believe our current safes provide safety, security, style and peace of mind at competitive prices. We are in the process of developing an additional value-line model safe. Seventy percent of current industry-wide safe safes are from value-priced safes.

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

Our Products

We design, manufacture, market and sell branded safes and personal security products, including concealed carry/self-defense products, and design and market an apparel line and complimentary accessories. We promote and sell our products primarily through retailers using a dealer network, as well as online, through our website, and on Amazon.com, where customers can place an order for our branded backpacks and apparel items.

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

American Rebel T-Shirts Collection

American Rebel’s T-shirts collection is created to liberate the spirit of an endless summer inside everyone and to embrace their patriotism.

Competition

The North American safe industry is dominated by a small number of companies. We compete primarily on the quality, safety, reliability, features, performance, brand awareness, and price of our products. Our primary competitors include companies such as Liberty Safe, Fort Knox Security Products, American Security, Sturdy Safe Company, Homeland Security Safes, SentrySafe and as well as certain other domestic manufacturers, as well as certain China-based manufactured safes. Safes manufactured in China, including Steelwater and Alpha-Guardian, have struggled under the import tariffs initiated under the administration of former U.S President Donald Trump and continued during the first half of the current administration. We believe that given the current substantial uncertainty related to the supply chain and delivery of international goods, we have a competitive advantage because our safes are not manufactured overseas.

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

We intend to expand our distribution to sporting goods stores, farm and home stores, other independent retailers as well as our online customer base upon securing additional funding and expanding our manufacturing facilities.

Suppliers

We are dependent on the continued supply of materials for the manufacturing of our safes, as well as the continued supply and manufacturing of backpacks and apparel at third-party facilities locations, which are critical to our success. Any event that causes a disruption of the operation of these facilities for even a relatively short period of time would adversely affect our ability to ship and deliver our safes and other products and to provide service to our customers. We have previously experienced, including during the first months after the spread of the COVID-19 pandemic, and may in the future experience, launch and production ramp up delays for our products as a result of disruption at our suppliers and our suppliers’ manufacturing partners. Additionally, we have to date fully qualified only a very limited number of such suppliers and have limited flexibility in changing suppliers. Any disruption in the supply of materials for our branded safes from our suppliers could limit our sales.

Furthermore, the cost of safes depends in part upon the prices and availability of raw manufacturing materials such as steel, locks, fireboard, hinges, pins and other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased global production of electric vehicles and energy storage products. Any reduced availability of these materials may impact our access to these parts and any increases in their prices may reduce our profitability if we cannot recoup the increased costs through increased safe prices. Moreover, any such attempts to increase product prices may harm our brand, prospects and operating results.

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

Marketing Team Aligned with Sales Force to Maximize Our Industry Visibility to Drive Revenue

Our Chief Executive Officer, Charles A. Ross, is familiar to many in the industry due to his twelve years on television as the host of Maximum Archery World Tour and later American Rebel, that was broadcast on The Outdoor Channel, Sportsman Channel and the Pursuit Channel. Our Marketing and Sales teams have established American Rebel as a brand that our customers want and a brand that they are proud to embrace and bring into their homes.

Direct Marketing

In light of the expertise required to deliver and install safes that weigh 500-1000 pounds, direct marketing is utilized to create awareness and provide information. Our website, AmericanRebel.com, has proven to be a very valuable tool in introducing potential customers to our products. Infomercials and direct-to-consumer campaigns are vehicles to expand our reach at the appropriate time. Currently the demand from our current customers and future customer pool of independent safe specialty stores is high. As the Company grows and seeks out new customers to expand its customer base, direct marketing will be an asset for American Rebel. Chief Executive Officer, Charles A. Ross, was basically making infomercials to promote his Ross Archery products when he was filming Maximum Archery World Tour during the mid-2000s.

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

Trade Shows

Trade shows have been an important medium to introducing our brand and our products. The NRA Annual Meeting, a consumer trade show, is a valuable opportunity to meet and greet our final customers. When we launched our Concealed Carry line of products at the NRA Annual Meeting in Atlanta, GA, in the Spring of 2017, the response from the meeting attendees was overwhelming. We immediately knew the product line resonated with consumers. Similarly, when we introduced our line of safes at the 2019 NRA Annual Meeting in the Spring of 2019, we knew we were on to something significant. The USCCA (United States Concealed Carry Association) has an annual Concealed Carry and Home Defense Expo. This is also an excellent opportunity to meet, greet and sell product to our final customers, the buying public. The Iowa Deer Classic and Illinois Deer Classic are carryovers from our Chief Executive Officer Charles A. Ross’ hosting duties on Maximum Archery World Tour, but we have found that many potential safe buyers attend these shows.

Three industry-only trade shows we attend are the SHOT Show, Nation’s Best Sports (NBS) Spring and Fall Buying Markets, and the Sports, Inc trade show. The SHOT Show is very high-profile show that most movers and shakers in the firearms industry attend. Operated by the National Shooting Sports Foundation, the SHOT Show is the first trade show of the calendar year and is a great opportunity to introduce the year’s new products. NBS operates buying group shows where retailers who are members of NBS attend the Spring and Fall Market Buying shows to place orders. NBS provides an excellent base of customers for us to introduce our products to. Sports, Inc. is also a buying group show where retailers who are members of Sports, Inc. attend to make purchases from attending vendors.

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

Corporate History

The Company was incorporated on December 15, 2014, under the laws of the State of Nevada, as CubeScape, Inc. Effective January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. The Company completed a business combination with its majority stockholder, American Rebel, Inc. on June 19, 2017. As a result, American Rebel, Inc. became a wholly owned subsidiary of the Company. On July 29, 2022, the Company closed on its acquisition of the Champion Entities.

ITEM 1A. Risk Factors

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Annual Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

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

We have a limited operating history on which you can evaluate our company. The corporate entity has existed since 2014 and started engaging in its current primary business operations in April 2019. As a result, our business has been subject to many of the problems, expenses, delays, and risks inherent in the establishment of a relatively new business enterprise.

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

We are highly dependent on Charles A. Ross, our Chief Executive Officer, Chairman of our board of directors (the “Board” or “Board of Directors”) and largest stockholder. Our success depends heavily upon the continued contributions of Mr. Ross, whose leadership, industry reputation entrepreneurial background and creative marketing skills may be difficult to replace at this stage in our business development, and on our ability to attract and retain similarly positioned prominent leaders. If we were to lose the services of our Chief Executive Officer, our ability to execute our business plan may be harmed and we may be forced to limit operations until such time as we could hire suitable replacements.

We cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when or if we will achieve profitability. We have experienced net losses since our inception in December 2014.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2022, we had an accumulated deficit of $34,112,810.

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

As of December 31, 2022, and December 31, 2021, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $34,112,810 and $26,969,657, respectively, which begins to expire in 2034. Net operating loss carryforwards are available to reduce future taxable income. The federal net operating losses generated before 2018 will begin to expire in 2032. The federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2024. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future (which may be outside our control).

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

Our Second Amended and Restated Articles of Incorporation authorizes our board of directors to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which we have designated 100,000 shares as Series A – Super Voting Convertible Preferred Stock (“Existing Series A Preferred Stock”) (which were issued to two members of management, Messrs. Charles A. Ross, Jr. and Doug E. Grau), and have superior voting rights of 1,000 to 1 over shares of our common stock, resulting in nearly 85% of the available stockholder votes. While the Certificate of Designation is named “Certificate of Designation of Series A Convertible Preferred Stock”, the Company’s Existing Series A Preferred Stock is not convertible into shares of common stock of the Company or redeemable by either the Company or any other person. The power of the board of directors to issue shares of common stock, preferred stock, warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval, except for issuances of more than 20% of the company’s outstanding common stock or its voting power.

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

Warrants are speculative in nature.

The common stock warrants (“Warrants”) included in our February 2022 public offering or our July 2022 private investment in public entity (“PIPE”) offering do not confer any rights of Common Stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our Common Stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Warrants may exercise their right to acquire the Common Stock and pay an exercise price of per share, prior to five years from the date of issuance, after which date any unexercised Warrants will expire and have no further value. Until holders of the Warrants acquire Common Stock upon exercise of the Warrants, the holders will have no rights with respect to the Common Stock issuable upon exercise of the Warrants. Upon exercise of the Warrants, the holder will be entitled to exercise the rights of a Stockholder as to the security exercised only as to matters for which the record date occurs after the exercise. Moreover, the market value of the Warrants is uncertain and there can be no assurance that the market value of the Warrants will equal or exceed their public offering price. There can be no assurance that the market price of the Common Stock will ever equal or exceed the exercise price of the Warrants, and consequently, whether it will ever be profitable for holders of the Warrants to exercise the Warrants.

Provisions of the Warrants sold in our February and July 2022 offerings could discourage an acquisition of us by a third party.

In addition to the discussion of the provisions of our governing organizational documents, certain provisions of the Warrants offered in our February 2022 public offering and July 2022 PIPE offering could make it more difficult or expensive for a third party to acquire us. The Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Warrants. These and other provisions of the Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Our executive officers and directors, and their affiliated entities, although they own an insignificant percentage of our stock, super voting preferred stock will allow them to be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors beneficially own only approximately 4% of our Common Stock. However, as referenced above, we issued 100,000 shares of the Existing Series A Preferred Stock to two members of our management, Messrs. Charles A. Ross, Jr. and Doug E. Grau, which have superior voting rights of 1,000 to 1 over shares of our common stock, resulting in nearly 85% of the current available stockholder votes.

Accordingly, these stockholders who are members of management may, as a practical matter, continue to be able to control the election of a majority of our directors and the determination of all corporate actions after these offerings and any future offerings. This concentration of ownership could delay or prevent a change in control of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

American Rebel Facilities

American Rebel entities lease the following properties:

Location	Square Feet	Use	Lessee	Lease Expiration
909 18th Avenue South, Suite A Nashville, TN 37212	1,750	Corporate Executive Offices	American Rebel Holdings, Inc.	March 31, 2024

3800 S Ross Lane Chanute, Kansas 66720	50,000	Warehouse and Shipping	American Rebel Holdings, Inc.	Month to month

8460 Nieman Road Lenexa, Kansas 66214	5,724	Retail Sales	American Rebel, Inc.	March 31, 2026

Champion Safe Facilities

Headquarters for the Champion Entities (Champion, Superior and Safe Guard) are located in Provo, Utah. These entities lease the following locations:

Location	Square Feet	Use	Lessee	Lease Expiration
2055 S. Tracy Hall Parkway Provo, Utah 84606**	8,000	Manufacturing	Champion Safe Company, Inc.	January 1, 2024

2813 S Sierra Vista Way, Provo, Utah 84606*	8,000	Executive Offices and Factory Sales Outlet		January 1, 2024

200 Rock Industrial Park Bridgeton, Missouri 63044**	5,000	Warehouse and Shipping		May 1, 2024

500 Industrial Drive Lewisberry, Pennsylvania 17339**	2,100	Warehouse and Retail Sales		August 1, 2024

5411 Trebor Lane Knoxville, Tennessee 37914**	2,500	Warehouse and Retail Sales		September 1, 2024

792 N. Gilbert Road, Suite 102 Gilbert, Arizona 85233	2,600	Retail Sales		June 30, 2026

4027 North Oracle Road Tucson, Arizona 85705	1,400	Retail Sales		March 7, 2027

17455 N. Black Canyon Highway Phoenix, Arizona 85023	2,400	Retail Sales		February 28, 2025

9802 N. 91st Avenue, Suite 108 Peoria, Arizona 85345	3,907	Warehouse and Retail Sales		April 30, 2025

28344 Waterview Drive Boerne, Texas 78006	2,400	Retail Sales	Sublease	Month-to-month

1020 FM 1960 West, Suite 7 Houston, Texas 77090	2,500	Retail Sales	Sublease	Month-to-month

Av. Alvaro Obregon 6745, California, 84065 Nogales, Sonora, Mexico	73,659	Manufacturing	Champion Safe De Mexico, S.A. DE C.V.	September 1, 2024

** Leased from Utah–Tennessee Holding Company, LLC, a company owned by the current Champion CEO, Ray Crosby.

* Leased from Champion Holdings, LLC, a company owned by the current Champion CEO, Ray Crosby.

As part of our transaction in acquiring the Champion Entities, several of the long-term leases are held with the Seller, Mr. Ray Crosby through a limited liability company. These long-term leases are considered market value as Mr. Crosby through this LLC provides rental space at market value, neither charging the Company and its subsidiaries too much or too little. Please review the footnotes to our Consolidated Financial Statements for further disclosure on the leases that the Company is obligated to the Seller of the Champion Entities.

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

Reverse Stock Split and Potential Reverse Stock Split for NASDAQ Continued Listing Requirements

On February 7, 2022, we effectuated a reverse split of our issued and outstanding shares of Common Stock at a ratio of 1-for-80. The share numbers and pricing information in this Annual Report are adjusted to reflect the reverse stock split.

Our common stock is listed on the Nasdaq Capital Market, which has as one of its continued listing requirements a minimum bid price of at least $1.00 per share. During 2022, our common stock traded significantly below $1.00 per share. On June 28, 2022, we received a letter from The Nasdaq Stock Market LLC indicating that we failed to comply with the minimum bid price requirement, and that we have been provided with a 180-day grace period (which expired on December 27, 2022) to regain compliance. On December 28, 2022, we received notice from Nasdaq indicating that, while we had not regained compliance with the bid price requirement, Nasdaq has determined that we were eligible for an additional 180-day period, or until June 26, 2023, to regain compliance. According to the notification from Nasdaq, the staff’s determination was based on (i) us meeting the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) our written notice to Nasdaq of the intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day compliance period, the closing bid price of the common stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance. If compliance cannot be demonstrated by June 26, 2023, Nasdaq will provide written notification that the common stock will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel.

We have received stockholder consent to implement up to a 1-for-25 reverse stock split of our outstanding shares of common stock at any time prior to January 5, 2024. Our board of directors will determine when, and if, the reverse stock split would be implemented and at what ratio.

Delisting from the Nasdaq Capital Market may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities.

If we are delisted from the Nasdaq Capital Market and we are not able to list our common stock on another exchange, our common stock could be quoted on the OTC Markets or in the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and little or no analyst coverage of our company;

●	we would no longer qualify for exemptions from state securities registration requirements, which may require us to comply with applicable state securities laws; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3) or obtain additional financing in the future.

In addition, an increase in the per share trading value of our common stock would be beneficial because it would:

●	improve the perception of our common stock as an investment security;

●	reset our stock price to more normalized trading levels in the face of potentially extended market dislocations;

●	assist with future potential capital raises;

●	appeal to a broader range of investors to generate greater investor interest in us; and

●	reduce stockholder transaction costs because investors would pay lower commissions to trade a fixed dollar amount of our stock if our stock price were higher than they would if our stock price were lower.

Public Offering(s) and Recent Up-listing to Nasdaq

On February 9, 2022, we closed on an underwritten public offering of 2,530,121 units (the “Common Units”), at a price to the public of $4.15 per Common Unit, for aggregate gross proceeds of approximately $10.5 million, prior to deducting underwriting discounts, commissions, and other estimated offering expenses. Each Common Unit consisted of one share of common stock and one warrant to purchase one share of common stock. The common stock and warrants were immediately separable from the Common Units and were issued and trade separately. The warrants are exercisable immediately, expire five years from the date of issuance and have an exercise price of $5.1875 per share.

On July 12, 2022, we entered into a PIPE transaction with an institutional investor for the purchase and sale of $12,887,976 of securities, consisting of (i) 509,311 shares of common stock at $1.11 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 11,202,401 shares of common stock (the “Prefunded Warrant Shares”) at $1.10 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 23,423,424 shares of common stock at an initial exercise price of $0.86 per share and will expire five years from the date of issuance.

As of December 31, 2022, there were no Prefunded Warrants issued and outstanding. The Prefunded Warrants were purchased by the holders of the warrants for $1.10 per warrant. The Prefunded Warrants required the payment of an additional $0.01 per warrant and the written notice of exercise to the Company to convert the Prefunded Warrant into one share of common stock of the Company. During the period ended September 30, 2022, the Company received notice on all the Prefunded Warrants converting into 11,202,401 shares of common stock.

We used the net proceeds from these offerings to repay various outstanding indebtedness, purchase the Champion Safe entities and for general corporate purposes, including working capital, increased research and development expenditures and funding our growth strategies.

The shares of Common Stock and Warrants were approved to up-list on the Nasdaq Capital Market under the symbols “AREB” and “AREBW,” respectively, and began trading on February 7, 2022.

Market for our Common Stock

Our Common Stock was quoted on the OTC:QB Market under the symbol “AREB” and continued with our uplisting to NASDAQ on February 7, 2022 through this date as “AREB”. Our Common Stock traded infrequently on the OTC, which limited our ability to pinpoint high and low bid prices for each quarter during the year ending December 31, 2021. The following table lists the available quotations for the high and low closing prices for fiscal 2021 and 2022 obtained through various investing websites. The quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2022		2021
	High	Low	High	Low
1st Quarter	$6.48	$1.15	$9.12	$3.29
2nd Quarter	$2.12	$0.65	$9.60	$4.00
3rd Quarter	$1.24	$0.33	$9.44	$3.88
4th Quarter	$0.50	$0.16	$7.42	$3.02

On March 30, 2023, the closing price of shares of Common Stock of the Company was $0.15.

Stockholders of Record

As of March 30, 2023, an aggregate of 16,930,517 shares of our Common Stock were issued and outstanding and owned by 132 stockholders of record. We also had 159,737 shares of Common Stock that were authorized, but unissued as of March 30, 2023.

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

Conversion Rights

Each holder of the Existing Series B Preferred Stock is entitled to convert any portion of the outstanding shares of Existing Series B Preferred Stock held by such holder into validly issued, fully paid and non-assessable shares of our common stock Each share of the Existing Series B Preferred Stock is convertible into our common stock at the conversion rate of 1 share of Existing Series B Preferred Stock to 1.25 shares of common stock, subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock. Should the Company issue a redemption notice the conversion shall occur on or prior to the fifth (5th) day prior to the redemption date, as may have been fixed in any redemption notice with respect to the Existing Series B Preferred Stock shares, at the office of the Company or any transfer agent for such stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 1, 2021, our board of directors approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain common stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2022, up to 159,737 shares of common stock are available for participants under the LTIP. The number of shares of common stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. In December of 2022, we authorized the grant and issuance of all 159,737 shares of common stock under the LTIP to our executive management team.

Recent Sales of Unregistered Securities

On December 27, 2022, we authorized the issuance of 103,829 shares of common stock to our CEO and 55,908 shares of common stock to our President under the 2021 LTIP. These shares have not been issued as of the date of this Annual Report.

Subsequent Issuances after Year-End

None

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

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock. Further, we did not repurchase any of our equity securities during the year ended December 31, 2022.

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

The following discussion of the Company’s financial condition and the results of operations should be read in conjunction with the Financial Statements and footnotes thereto appearing elsewhere in this Annual Report.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that in addition to the description of historical facts contained herein, this Annual Report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

Operations

On June 9, 2016, a change in control occurred, a sixty percent (60%) ownership interest was obtained by American Rebel, Inc. from our former officer and director and founder. On June 17, 2017, the Company acquired the business of its control stockholder accounted for and presented financially as a reverse merger transaction. Our majority stockholder, American Rebel, Inc. became a wholly owned subsidiary of the Company and we distributed shares to the stockholders of American Rebel, Inc. As a result of this reverse merger, the reported operating history of the Company is now the operating history of American Rebel, Inc. Financial statements of both companies are now consolidated and all material intercompany transactions and balances are eliminated. On July 29, 2022, the Company closed on its acquisition of the Champion Entities.

Recent Developments

Acquisition of Champion Entities

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc. (“Champion Safe”), Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico”) and, together with Champion Safe, Superior Safe, Safe Guard and Champion Safe Mexico, collectively, the (“Champion Entities”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller. This transaction was completed on July 29, 2022. We have included the Champion Entities assets and liabilities as of that date and the subsequent financial activity through the date of this Annual Report in our Consolidated Financial Statements. For all intent and purposes, the Champion Entities have been integrated with our existing operations and are under the control of our management team.

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

Description of Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative concealed carry products and safes. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and Chief Executive Officer, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest-growing bow company in 2007 and 2008. Andy has also released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by over 2 million people. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below or elsewhere in this Annual Report. We believe that the perception that many people have of a public company makes it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Results of Operations for the fiscal year ended December 31, 2022

Revenue and cost of goods sold

For the year ended December 31, 2022, we reported Sales of $8,449,800, compared to Sales of $986,826 for the year ended December 31, 2021. The increase is primarily attributable to the Company’s recent acquisition of the Champion Entities that closed on July 29, 2022. For the year ended December 31, 2022, we reported Cost of Sales of $6,509,382, compared to Cost of Sales of $812,130 for the year ended December 31, 2021. The increase in Cost of Sales was again primarily attributable to the acquisition of the Champion Entities. For the year ended December 31, 2022, we reported Gross Profit of $1,940,418, compared to Gross Profit of $174,696 for the year ended December 31, 2021. The increase in Gross Profit was primarily attributable to the acquisition of the Champion Entities. Please review our footnotes to the Consolidated Financial Statements for its presentation on the pro forma financial information as if the Company and the Champion Entities had been combined since January 1, 2021. This represents a significant difference if we were able to include a full year of revenue and costs of sales for the Champion Entities for 2022.

Expenses

Total operating expenses for the year ended December 31, 2022 were $7,003,704 compared to $3,486,135 for the year ended December 31, 2021 as further described below.

For the year ended December 31, 2022, we incurred consulting and business development expenses of $2,000,624, compared to consulting and business development expenses of $2,012,803 for the year ended December 31, 2021. The slight decrease in consulting and business development expenses is due to the decrease in outside corporate consultants offset by additional payroll expenses for the Company as a result of the acquisition of the Champion Entities.

For the year ended December 31, 2022, we incurred rental expense, warehousing and outlet expense of $508,527, compared to rental expense, warehousing and outlet expense of $0 for the year ended December 31, 2021. Since the acquisition of the Champion Entities that closed on July 29, 2022, the Company now has a much larger physical footprint. Our rental expense, warehousing, etc. was negligible in years prior to 2022 and was included in our general and administrative expense line item.

For the year ended December 31, 2022, we incurred product development expenses of $746,871, compared to product development expenses of $330,353 for the year ended December 31, 2021. The increase in the amount of product development expenses was due to the increase in product development activity.

For the year ended December 31, 2022, we incurred marketing and brand development expenses of $507,503, compared to marketing and brand development expenses of $171,030 for the year ended December 31, 2021. The increase in marketing and brand development expenses relates primarily to the expanded size of the Company and the return of trade shows post the COVID-19 pandemic.

For the year ended December 31, 2022, we incurred general and administrative expenses of $3,190,092, compared to general and administrative expenses of $968,306 for the year ended December 31, 2021. The increase relates primarily to an increase in professional, consulting and operating fees due to the expanded size of the Company.

For the year ended December 31, 2022, we incurred depreciation expense of $50,087, compared to depreciation expense of $3,643 for the year ended December 31, 2021. The increase in depreciation expense is due to the increased size of the Company and the assets acquired in the Champion Entities purchase.

Other income and expenses

For the year ended December 31, 2022, we incurred interest expense of $358,689, compared to interest expense of $2,061,782 for the year ended December 31, 2021. The decrease in interest expense is due to the Company retiring or converting to common stock most of its outstanding debt in late 2021. Retirement or converting to common stock of debt in 2022 was smaller in comparison. Additionally, the Company incurred interest expense of $350,000 for the release of pre-emptive rights from a certain lender to the Company.

Net Loss

Net loss for the year ended December 31, 2022, amounted to $7,143,153, resulting in a loss per share of $0.96, compared to a net loss of $6,098,944 for the year ended December 31, 2021, resulting in a loss per share of $4.85. The increase in the net loss from the year ended December 31, 2021 to the year ended December 31, 2022 is primarily due to acquisition costs of the Champion Entities and our increased expenditures on financing and other activities for growth.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the growth and acquisition stage and, accordingly, will have to raise capital to complete acquisitions and successfully integrate acquired companies. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2022 and 2021 of ($7,143,981) and ($6,098,944), respectively. The Company’s accumulated deficit was ($34,112,810) as of December 31, 2022, and ($26,969,657) as of December 31, 2021. The Company’s working capital surplus was $6,678,562 as of December 31, 2022, and a deficit of ($4,171,277) as of December 31, 2021. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of increased operating revenues. Management believes holders of its warrants will execute their outstanding warrants generating investment capital for the Company. Management is also in discussion with several investment banks and broker dealers regarding the initiation of a capital campaign.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 1 to the financial statements, included elsewhere in this Annual Report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Recent Pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2022, and believes that none have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN REBEL HOLDINGS, INC.

DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Rebel Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the two years in the period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

April 14, 2023

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$356,754	$17,607
Accounts receivable	1,613,489	100,746
Prepaid expense	207,052	163,492
Inventory	7,421,696	685,854
Inventory deposits	309,684	-
Total Current Assets	9,908,675	967,699

Property and Equipment, net	456,525	900

OTHER ASSETS:
Lease deposits	18,032	-
Right-of-use lease assets	1,977,329	-
Goodwill	4,200,000	-
Total Other Assets	6,195,361	-

TOTAL ASSETS	$16,560,561	$968,599

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$2,523,551	$1,032,264
Accrued interest	103,919	203,972
Loan – Officers – related party	-	10,373
Loans – Working capital	602,643	3,879,428
Loans - Nonrelated parties	-	12,939
Right-of-use lease liability, current	992,496	-
Total Current Liabilities	4,222,609	5,138,976
Right-of-use lease liability, long-term	984,833	-

TOTAL LIABILITIES	5,207,442	5,138,976

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 175,000, and 376,501 issued and outstanding, respectively at December 31, 2022 and December 31, 2021
Preferred Shares A	100	100
Preferred Shares B	75	277
Common Stock, $0.001 par value; 600,000,000 shares authorized; 16,930,517 and 1,597,370 issued and outstanding, respectively at December 31, 2022 and December 31, 2021	16,930	1,597
Additional paid in capital	45,448,824	22,797,306
Accumulated deficit	(34,112,810)	(26,969,657)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,353,119	(4,170,377)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,560,561	$968,599

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	For the year ended December 31, 2021
Revenue	$8,449,800	$986,826
Cost of goods sold	6,509,382	812,130
Gross margin	1,940,418	174,696

Expenses:
Consulting/payroll and other costs	2,000,624	2,012,803
Rental expense, warehousing, outlet expense	508,527	-
Product development costs	746,871	330,353
Marketing and brand development costs	507,503	171,030
Administrative and other	3,190,092	968,306
Depreciation and amortization expense	50,087	3,643
	7,003,704	3,486,135
Operating income (loss)	(5,063,286)	(3,311,439)

Other Income (Expense)
Interest expense	(358,689)	(2,061,782)
Interest expense – pre-emptive rights release	(350,000)	-
Interest income	5,578	-
Gain/(loss) on extinguishment of debt	(1,376,756)	(725,723)
Net income (loss) before income tax provision	(7,143,153)	(6,098,944)
Provision for income tax	-	-
Net income (loss)	$(7,143,153)	$(6,098,944)
Basic and diluted income (loss) per share	$(0.96)	$(4.85)
Weighted average common shares outstanding - basic and diluted	7,469,000	1,258,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2020	910,100	$910	$-	$15,857,366	$(20,870,713)	$(5,012,437)

Issuance of common stock as compensation	546,292	546	-	2,501,899	-	2,502,445
Issuance of preferred stock Series A	-	-	100	(100)	-	-
Issuance of preferred stock Series B	-	-	50	547,455	-	547,505
Conversion of debt	96,336	96	227	2,691,618	-	2,691,941
Warrants issued as compensation	-	-	-	974,113	-	974,113
Sale of common stock, net	44,643	45	-	224,955	-	225,000

Net loss	-	-	-	-	(6,098,944)	(6,098,944)

Balance – December 31, 2021	1,597,370	1,597	377	22,797,306	(26,969,657)	(4,170,377)

Sale of common stock through registered offering, net of offering costs, includes reverse stock split round lot shares of 128,509	2,658,630	2,659	-	9,035,797	-	9,038,456
Issuance of common stock to pay for expenses	233,623	234	-	969,301	-	969,535
Preferred stock converted to common stock	251,698	252	(202)	(50)	-	-
Debt converted into warrants	-	-	-	1,566,559		1,566,559
Sale of common stock	509,311	509	-	564,826	-	565,335
Sale of pre-funded common stock warrants $1.10 per share, exercise price of $0.01	-	-	-	12,322,542	-	12,322,542
Prefunded common stock warrant offering costs and fees	-	-	-	(1,972,578)	-	(1,972,578)
Issuance of common stock as compensation	100,000	100	-	60,900	-	61,000
Exercise of $1.10 prefunded warrants	11,202,401	11,202	-	100,823	-	112,025
Exercise of $4.15 prefunded warrants	377,484	377	-	3,398	-	3,775

Net loss	-	-	-	-	(7,143,153)	(7,143,153)

Balance – December 31, 2022	16,930,517	$16,930	$175	$45,448,824	$(34,112,810)	$11,353,119

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the year ended December 31, 2021

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,143,153)	$(6,098,944)
Depreciation	50,087	3,643
Gain on disposition of property	(1,994)	-
Compensation paid through issuance of common stock	1,030,535	3,476,559
Amortization of loan discount	1,000,457	1,262,109
Adjustments to reconcile net loss to cash (used in) operating activities (net of acquired amounts from Champion):
Accounts receivable	613,104	75,334
Prepaid expenses	(34,286)	(8,010)
Inventory	(2,289,695)	(4,145)
Inventory deposits and other	(3,149)	141,164
Accounts payable and accrued expense	(50,042)	304,445
Net Cash (Used in) Operating Activities	(6,828,136)	(847,845)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion	(10,247,420)	-
Purchase of property and equipment	(20,888)	-
Net Cash (Used in) Investing Activities	(10,268,308)	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common and preferred stock, net of offering costs	9,603,791	772,505
Proceeds from sale of prefunded warrants, net of offering costs	10,349,964	-
Proceeds from exercise of prefunded warrants	115,798	-
Proceeds (repayments) of loans – officer - related party	(81,506)	35,548
Proceeds of working capital loan	60,000	2,244,100
Repayment of loans – nonrelated party	(2,612,456)	(2,247,600)
Net Cash Provided by Financing Activities	17,435,591	804,553

CHANGE IN CASH	339,147	(43,292)

CASH AT BEGINNING OF PERIOD	17,607	60,899

CASH AT END OF PERIOD	$356,754	$17,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$270,146	$214,798
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of debt to equity	$2,011,224	$2,691,940

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company filed a registration statement on Form S-1 which was declared effective by the Securities and Exchange Commission on October 14, 2015. Twenty six (26) investors invested at a price of $0.80 per share for a total of $60,000 and closed on December 11, 2015. On July 29, 2022, the Company closed on the acquisition of the Champion Entities.

Nature of operations

The Company develops and sells branded products in the self-defense, safe storage and patriotic product areas that are promoted and sold using a wholesale distribution network, personal appearance, music, Internet and television avenues. The Company’s products are marketed under the American Rebel Brand and imprinted with such branding. Through its recent acquisition of the “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.) the Company promotes and sells its products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms stores, as well as through a multitude of online avenues, including its website and various e-commerce platforms such as Amazon.com.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., and the Champion Entities. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximate fair value.

Inventory and Inventory Deposits

Inventory consists of safes, backpacks, jackets and accessories manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or net realizable value. The Company determines the estimate for the adjustment for slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales, and current economic conditions. The Company also makes deposit payments on inventory to be manufactured that are carried separately until the goods are received into inventory.

Fixed assets and depreciation

Property and equipment are stated at cost net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded by the straight-line method over the estimated useful life of the asset, which ranges from five to seven years.

Revenue recognition

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: 1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

These steps are met when an order is received, a price agreed, and the product shipped or delivered to that customer.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $507,503 and $171,030 for the years ended December 31, 2022 and 2021, respectively.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and December 31, 2021, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short-term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Level 2: The FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the years ended December 31, 2022 and 2021, net loss per share was $(0.96) and $(4.85), respectively.

Fully diluted shares outstanding is the total number of shares that the Company would theoretically have if all dilutive securities were exercised and converted into shares. Dilutive securities include options, warrants, convertible debt, preferred stock and anything else that can be converted into shares. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of dilutive securities, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled none and none as of December 31, 2022 and December 31, 2021, respectively. All other dilutive securities are listed below.

The following table illustrates the total number of common shares that would be converted from common stock equivalents issued and outstanding at the end of each period presented; as of December 31, 2022 and as of December 31, 2021, respectively.

	December 31, 2022	December 31, 2021

Shares used in computation of basic earnings per share for the year ended	7,469,000	1,258,000
Total dilutive effect of outstanding stock awards or common stock equivalents	16,864,000	682,000
Shares used in computation of fully diluted earnings per share for the year ended	24,333,000	1,940,000

Net income (loss)	$(7,143,153)	$(6,098,944)
Fully diluted income (loss) per share	$(0.29)	$(3.14)

In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2022 and December 31, 2021, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended December 31, 2022 and 2021, respectively, no income tax expense has been recorded.

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

Warranties

The Company’s safe manufacturing business estimates their exposure to warranty claims based on both current and historical (Champion Entities) product sales data and warranty costs (actual) incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying consolidated balance sheets. We estimate that warranty liability is nominal or negligible based on the quality of products and our excellent customer relationships. Warranty liability is $93,458 as of December 31, 2022. We had no warranty liability as of December 31, 2021.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations, and as further defined by ASU 2017-01, Business Combinations (Topic 805), which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, the Company calculates the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies. The Company recognizes estimated fair values of the tangible assets and intangible assets acquired, including in process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the purchase price of the tangible and intangible assets acquired and liabilities assumed in excess of the fair value (see Note 8 - Goodwill and Acquisition Of Champion Entities and Note 15 - Pro Forma Condensed Combined Financial Information (Unaudited) for further information in accordance with ASC 805-10-55-37 through ASC 805-10-55-50).

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-Use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which also allowed the Company to carry forward historical lease classifications. The Company also elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2022, and believes that none have a material effect on the Company’s financial statements.

Concentration Risk

In 2022 prior to the closing of the Champion Entities, the Company purchased a substantial portion (over 20%) of inventory from two third-party vendors. With the closing of the Champion Entities, the Company no longer purchases a substantial portion (over 20%) of its inventory from these specific third-party vendors. As of December 31, 2022, the net amount due to these specific third-party vendors (accounts payable and accrued expense) was $0. Similarly, as of December 31, 2021, the net amount due to these specific third-party vendors (accounts payable and accrued expenses) was also $0. The loss of manufacturing vendor relationships could have a material effect on the Company, however the Company believes numerous other suppliers that could be substituted should these specific third-party vendors/suppliers become unavailable or non-competitive.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations (which now includes the Champion Entities business). Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the years ended December 31, 2022 and 2021 amounting to ($7,143,153) and ($6,098,944), respectively. The Company’s accumulated deficit was ($34,112,810) as of December 31, 2022 and ($26,969,657) as of December 31, 2021. The Company’s working capital surplus was $6,678,562 as of December 31, 2022 compared to a working capital deficit of ($4,171,277) as of December 31, 2021. The increase in working capital from December 31, 2021, to December 31, 2022, is due primarily to the Company closing on its registered public offering in February 2022 its July 2022 private investment in public equity (“PIPE”) transaction and its acquisition and integration of the Champion Entities. Until most recently the Company’s activities have been primarily sustained through equity/debt financing and the continued usage of deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues.

Management believes funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution to its existing stockholders. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay some of its business objectives and efforts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	December 31, 2022	December 31, 2021

Inventory - Finished goods	$7,421,696	$685,854
Inventory - Deposits and other	309,684	-
Total Inventory	$7,731,380	$685,854

With the Champion acquisition we will soon eliminate the need to hold inventory with our American Rebel, Inc subsidiary at its facility. We do not believe we have a risk of concentration in our purchasing of inventory materials, sourcing needs or manufacturing. The Champion acquisition added approximately $5,400,000 in inventory on the date of purchase less intercompany deposits of approximately $600,000. We have added approximately $1,600,000 in new inventory purchases over the past 5 months and 3 days, enabling us to take advantage of pricing discounts.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	December 31, 2022	December 31, 2021

Plant, property and equipment	$367,317	$32,261
Vehicles	448,542	277,886
Property and equipment gross	815,859	310,147
Less: Accumulated depreciation	(359,334)	(309,247)
Net property and equipment	$456,525	$900

For the years ended December 31, 2022 and 2021 we recognized $50,087 and $3,643 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life. We recognized 5 months and 3 days of depreciation expense from the assets that we acquired with the Champion acquisition. The Champion acquisition added approximately $400,000 in assets on the date of the purchase.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016, the Company received loans from its sole officer and director at the time totaling $221,155. Balances outstanding during the year ended December 31, 2021 were paid in full during 2021.

During the year ended December 31, 2016, the Company acquired three vehicles from various related parties and assumed the debt secured by each one of the vehicles. Accordingly, the recorded value for each vehicle is the total debt assumed under each related loan, or a total of $277,886. All of the loans associated with these transactions were paid in full as of December 31, 2022.

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer and director. Compensation for Mr. Ross was $681,400 and $200,000 plus stock awards of $20,766 and $393,490, respectively for the years ended December 31, 2022 and 2021. Doug E. Grau serves as the Company’s President, Interim Principal Accounting Officer and a director. Compensation for Mr. Grau was $413,381 and $200,000 plus stock awards of $11,182 and $393,490, respectively for the years ended December 31, 2022 and 2021.

NOTE 6 – NOTES PAYABLE – NONRELATED PARTIES

Effective January 1, 2016, the Company acquired three vehicles from various related parties in exchange for the assumption of the liabilities related to those vehicles. The liabilities assumed are as follows at December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021

Loan secured by a tour bus, payable in monthly payments of $1,426 including interest at 12% per annum through January 2023 when the remaining balance is payable.	$-	$12,939

Total recorded as current liability	$-	$12,939

Current and long-term portion. Total loan balance was paid in full prior to December 31, 2022.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the year ending December 31, 2021, the Company and the Company’s wholly-owned operating subsidiary completed the sale of several additional short term notes and extensions of short term notes under similar terms with additional principal amount totaling $2,244,100. The notes were secured by a pledge of certain of the Company’s current inventory and the chief executive officer’s personal guaranty. These short-term working capital notes mature in 30-180 days. In connection with these notes, the Company issued 546,292 shares of its common stock, warrants to purchase 662,713 shares of its common stock. The fair value of these share incentives was calculated to be $1,437,432. The fair value of the share incentive was recorded as a discount to the note payable and the discount was amortized over the term of those agreements to interest expense using the straight-line method that approximates the effective interest method. Interest expense recorded as a result of amortization of discount for the year ended December 31, 2021 was $1,261,695.

During the year ended December 31, 2021, the Company and the Company’s wholly-owned operating subsidiary completed the conversion of short term notes with a face value of $1,713,904 and accrued interest into 96,336 shares of common stock with a fair value of $2,691,940, resulting in a loss on extinguishment of debt of $725,723 recorded in our consolidated statement of operations.

During the year ended December 31, 2022, the Company through one of its wholly-owned operating subsidiaries completed the sale of several short-term notes under similar terms totaling $60,000. The notes are secured by a pledge of certain items of the Company’s current inventory and the chief executive officer’s personal guaranty.

During the year ended December 31, 2022, the Company and one of its wholly-owned operating subsidiaries repaid $2,541,634 of these short-term notes and completed the conversion of short-term notes with a face value of $1,950,224 and accrued interest into shares of common stock with a fair value of $2,803,632, resulting in a loss on extinguishment of debt of $1,376,756 recorded in our consolidated statement of operations. The conversion of a substantial portion of the outstanding short-term notes payable and accrued interest was accomplished and done in connection with the Company’s public offering completed during February of 2022.

As of December 31, 2022, and 2021, the outstanding balance due on the working capital notes was $602,643 and $3,879,428, respectively.

NOTE 8 – GOODWILL AND ACQUISITION OF CHAMPION ENTITIES

Goodwill

Goodwill is initially recorded as of the acquisition date, and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

As of December 31, 2022 and December 31, 2021, we had goodwill of $4,200,000 and none, respectively, presented within other long-term assets in our consolidated balance sheets, primarily related to our 2022 acquisition of Champion Entities. In the 4th quarter of 2022, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed, and we did not recognize any goodwill impairment for the 4th quarter or for the year ending December 31, 2022.

The Company will review its goodwill for impairment periodically (based on economic conditions) and more specifically in the 4th quarter of its financial reporting year and determine whether impairment is to be recognized within its consolidated statement of operations. See Note 1, Summary of Significant Accounting Policies, for more information on the impairment testing.

Business Combination Consideration

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

The acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration of approximately $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed the Seller for approximately $400,000 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021. In addition to the payments to the Seller, the Company paid costs on behalf of and specifically associated with the acquisition of Champion and its integration into the Company’s operations of $350,000; $200,000 was paid to our investment banker in analyzing the acquisition and purchase of Champion prior to the purchase and subsequent financing in July as well as $150,000 paid to Champion’s independent PCAOB registered accounting firm to conduct their two years of audit and subsequent interim review reports.

Accounting for the Business Combination

Under the acquisition method of accounting, the acquired tangible and intangible assets and assumed liabilities are recognized based on their estimated fair values as of the business combination closing date. The pro forma adjustments are preliminary and based on estimates of the fair value and useful lives of the assets acquired and liabilities assumed as of December 31, 2022 and have been prepared to illustrate the estimated effect of the business combination (see Note 15 – Pro Forma Condensed Combined Financial Information (Unaudited).

The Company may recognize a deferred tax benefit as a result of the acquisition. Due to the acquisition, a temporary difference between the book and the tax basis for the intangible assets acquired may be created resulting in a deferred tax liability and additional goodwill. No deferred tax benefit was recorded in the combined pro forma financial statements.

The acquisition was accounted for as a business combination in accordance with ASC 805. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of July 29, 2022. The purchase price allocation is dependent upon certain valuation and other studies that have not yet been completed. Accordingly, the pro forma purchase price allocation is subject to further adjustments as additional information becomes available and as additional analyses and final valuations are conducted following the completion of the business combination. There can be no assurances that these additional analyses and final valuations will not result in significant changes to the estimates of fair value set forth below.

The following is the preliminary estimate of the fair value of the assets acquired, liabilities assumed, and ensuing goodwill identified, reconciled to the purchase price transferred:

Cash	$-
Accounts receivable	1,337,130
Inventory	5,229,426
Fixed assets	473,326
Deposits and other assets	53,977
Customer list and other intangibles**	637,515
Accounts payable	(1,609,657)
Accrued expenses and other	(84,297)
Goodwill	4,200,000
Consideration	$10,237,420
Consideration:
Payments of cash direct to Seller	$8,455,177
Debt payments on behalf of Seller - guarantor	1,442,243
Payments to various service providers	340,000
$10,237,420

The Company’s preliminary estimates of fair values of the net assets acquired are based solely on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. (**- Customer list and other intangibles are combined with goodwill at the end of each period and evaluated as to fair value. At December 31, 2022 it was determined that total intangible assets (which includes goodwill) has a fair value of $4.2 million).

NOTE 9 – INCOME TAXES

At December 31, 2022 and December 31, 2021, the Company had a net operating loss carryforward of $34,112,810 and $26,969,657, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset:
Net operating loss carryforward	$7,163,690	$5,663,628
Total deferred tax asset	7,163,690	5,663,628
Less: Valuation allowance	(7,163,690)	(5,663,628)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2022 and December 31, 2021 was $7,163,690 and $5,663,628, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2022 and December 31, 2021 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for and as of December 31, 2022 and 2021:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common and Preferred stock

For the month of January 2021 the following transactions occurred: On January 5, 2021, the Company issued 3,875 shares of common stock of the Company valued at $4.80 per share as an interest payment on an outstanding note payable. On January 12, 2021, the Company received an equity investment of $50,000 to purchase 10,417 shares of the Company’s common stock by subscription agreement at $4.80 per share.

For the month of March 2021 the following transactions occurred: The Company entered into a one-year promissory note dated March 4, 2021 in the amount of $50,000. The Company will pay monthly interest payments at 12% per annum to the holder of the note. As a component of the note we issued 7,500 shares of common stock to the note holder. On March 5, 2021 the Company received an equity investment of $100,000, to purchase 20,833 shares of the Company’s common stock by subscription agreement at $4.80 per share. On March 10, 2021, the Company issued 3,500 shares of common stock to pay interest on an outstanding note. On March 10, 2021, the Company issued 3,875 shares of common stock to pay interest on an outstanding note. On March 10, 2021, the Company issued 3,991 shares of common stock of the Company valued at $4.80 per share as payment for services rendered.

For the month of April 2021 the following transactions occurred: On April 9, 2021, in connection with a $1,000,000 bridge loan, the Company issued Ronald A. Smith, our Chief Operating Officer, a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $8.00 per share with a five-year term. On April 9, 2021, the Company entered into two employment agreements with recently appointed officers, whereby it agreed to issue 109,375 shares of common stock to such officers. In addition, the Company entered into amendments to the current employment agreements with its Chief Executive Officer and President, whereby it agreed to issue 100,000 shares of its common stock. On April 20, 2021, the Company issued 1,875 shares of common stock in return for services rendered. On April 22, 2021, the Company entered into a settlement agreement with a current debt holder, whereby the Company agreed to repay the $151,688 balance owing on the note owed with a cash payment of $50,000 and the issuance of 25,000 shares of common stock, with a stated value of $100,688.

For the month of June 2021 the following transactions occurred: On June 11, 2021, the Company sold 10,000 units at $7 per unit consisting of 10,000 shares of Series B preferred stock and 12,500 three-year warrants to purchase 1 share of common stock per warrant at 8.00 to an accredited investor. On June 14, 2021, the Company sold 5,000 units at $7 per unit consisting of 5,000 shares of Series B preferred stock and 6,250 three-year warrants to purchase 1 share of common stock per warrant at $8.00 to an accredited investor. On June 14, 2021, a holder of various outstanding notes converted outstanding principal and interest to 42,658 units at $7 per unit consisting of 42,658 shares of Series B Preferred Stock and 53,322 three-year warrants to purchase 1 share of common stock per warrant at $8.00. On June 15, 2021, a holder of various outstanding notes converted outstanding principal and interest to 57,143 units at $7 per unit consisting of 57,143 shares of Series B preferred stock and 71,429 three-year warrants to purchase 1 share of common stock per warrant at $8.00. On June 15, 2021, a holder of an outstanding note converted outstanding principal and interest to 75,143 units at $7 per unit consisting of 75,143 shares of Series B preferred stock and 93,929 three-year warrants to purchase 1 share of common stock per warrant at $8.00. On June 18, 2021, the Company sold 28,572 units at $7 per unit consisting of 28,572 shares of Series B preferred stock and 35,715 three-year warrants to purchase 1 share of common stock per warrant at $8.00 to an accredited investor. On June 21, 2021, a holder of an outstanding note converted a portion of outstanding principal to 50,000 units at $7 per unit consisting of 50,000 shares of Series B preferred stock and 62,500 three-year warrants to purchase 1 share of common stock per warrant at $8.00. On June 28, 2021, the Company sold 5,000 units at $7 per unit consisting of 5,000 shares of Series B preferred stock and 6,250 three-year warrants to purchase 1 share of common stock per warrant at $8.00 to an accredited investor. On June 29, 2021, a holder of an outstanding note converted outstanding principal and interest to 16,000 units at $7 per unit consisting of 16,000 shares of Series B preferred stock and 20,000 three-year warrants to purchase 1 share of common stock per warrant at $8.00. On June 29, 2021, a holder of an outstanding note converted outstanding principal and interest to 8,000 units at $7 per unit consisting of 8,000 shares of Series B preferred stock and 10,000 three-year warrants to purchase 1 share of common stock per warrant at $8.00. On June 30, 2021, the Company sold 15,000 units at $7 per unit consisting of 15,000 shares of Series B preferred stock and 18,750 three-year warrants to purchase 1 share of common stock per warrant at $8.00 to an accredited investor. On June 30, 2021, the Company sold 7,143 units at $7 per unit consisting of 7,143 shares of Series B preferred stock and 8,929 three-year warrants to purchase 1 share of common stock per warrant at $8.00 to an accredited investor.

For the month of July 2021 the following transactions occurred: On July 21, 2021, the Company issued 15,250 shares of common stock as interest payments on an outstanding note. On July 22, 2021, the Company issued 16,250 shares of common stock as a component of a note payable. On July 26, 2021, the Company filed a Certificate of Designation and Amendment with the Nevada Secretary of State to increase the number of shares constituting the Series B Convertible preferred stock from 250,000 to 350,000. On July 26, 2021, the Company sold 7,500 units at $7 per unit consisting of 7,500 shares of Series B preferred stock and 9,375 three-year warrants to purchase 1 share of common stock per warrant at $8.00 to an accredited investor by subscription agreement. On July 29, 2021, the Company issued 10,000 shares of common stock as a conversion of Series B preferred stock. On July 30, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 9,416 shares of common stock to Rocco LaVista, our VP of Business Development, for services.

For the month of August 2021 the following transactions occurred: On August 3, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 9,416 shares of common stock to Charles A. Ross, Jr., our CEO, for services. On August 4, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 9,416 shares of common stock to Doug E. Grau, our President, for services. On August 12, 2021, the Company issued 3,875 shares of common stock as an interest payment on an outstanding note. On August 18, 2021, the Company issued 53,322 shares of common stock upon conversion of 42,658 shares of Series B preferred stock.

For the month of September 2021 the following transactions occurred: On September 3, 2021, the Company issued 431 shares of common stock as a component of a note. On September 8, 2021, the Company issued 3,875 shares of common stock as an interest payment on an outstanding note. On September 21, 2021, the Company issued 1,250 shares of common stock as a component of a note. On September 21, 2021, the Company issued 6,250 shares of common stock as a component of a note. On September 30, 2021, the Company issued 1,563 shares of common stock as a component of a note extension. On September 30, 2021, the Company issued 3,750 shares of common stock as an interest payment on an outstanding note. On September 30, 2021, the Company issued 34,492 shares of common stock as an interest payment on outstanding notes.

For the month of October 2021 the following transactions occurred: On October 25, 2021, the Company issued 13,393 shares of common stock and 13,393 three-year warrants to purchase common stock for $8.00 for an investment of $75,000 by an accredited investor. On October 29, 2021, the Company issued 14,750 shares of common stock as an interest payment on an outstanding note. On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of common stock to a legal consultant of the Company for services. On October 29, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of common stock to a financial consultant of the Company for services.

For the month of December 2021 the following transactions occurred: On December 2, 2021, pursuant to its 2021 Long-Term Incentive Plan, the Company issued 6,250 shares of common stock to a consultant of the Company for services. On December 2, 2021, the Company issued 44,125 shares of common stock as interest payments on outstanding notes. On December 2, 2021, the Company issued 18,878 shares of common stock to convert three outstanding notes to equity. On December 2, 2021, the Company issued 23,705 shares of common stock as a conversion of Series B Preferred stock. On December 2, 2021, the Company issued 1,250 shares of common stock in return for services.

For the month of February 2022 the following transactions occurred: On February 3, 2022, multiple Series B Convertible Preferred stockholders converted 201,358 shares of their Series B Convertible preferred stock to 251,698 shares of common stock of the Company. On February 3, 2022, the Company converted two outstanding notes into 186,067 shares of common stock of the Company. On February 10, 2022, the Company received an equity investment of $10,500,000 to purchase 2,530,121 shares of the Company’s common stock through a registered public offering at $4.15 per share.

For the month of July 2022 the following transactions occurred: On July 12, 2022, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 509,311 shares of common stock at $1.11 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 11,202,401 shares of common stock (the “Prefunded Warrant Shares”) at $1.10 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 23,423,424 shares of common stock at an initial exercise price of $0.86 per share and will expire five years from the date of issuance.

For the month of August 2022 the following transactions occurred: On August 22, 2022, 100,000 shares of common stock were issued in return for services as a component of a February 2022 services agreement. During the month of August 2022, Armistice Capital Master Fund Ltd. exercised 440,441 Prefunded Warrants. Along with the exercise notice and payment of $4,404.41, 440,441 shares of common stock were issued.

For the month of September 2022 the following transactions occurred: During the month of September 2022, Armistice Capital Master Fund Ltd. exercised 2,682,960 Prefunded Warrants. Along with several exercise notices and payments totaling $26,829.60, 2,682,960 shares of common stock were issued.

For the month of October 2022 the following transactions occurred: During the month of October 2022, Armistice Capital Master Fund Ltd. exercised 8,079,000 Prefunded Warrants. Along with several exercise notices and payments totaling $80,790.00, 8,079,000 shares of common stock were issued.

For the month of November 2022 the following transactions occurred: During the month of November 2022, Calvary Fund exercised 377,484 Calvary Warrants (see Note 11 – Warrants and Options). Along with an exercise notice and payment totaling $3,774.84, 377,484 shares of common stock were issued.

At December 31, 2022 and December 31, 2021, there were 16,930,517 and 1,597,370 shares of common stock issued and outstanding, respectively; and 75,143 and 276,501 shares of Series B preferred stock issued and outstanding, respectively, and 100,000 and 100,000 shares of its Series A preferred stock issued and outstanding, respectively.

NOTE 11 – WARRANTS AND OPTIONS

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

On February 10, 2022, the Company received an equity investment of $10,500,000 to purchase 2,530,121 shares of the Company’s common stock through a registered public offering at $4.15 per share. Along with the issuance of the shares of common stock, the Company issued immediately exercisable warrants to purchase up to 2,530,121 shares of common stock with an exercise price of $5.1875 per warrant and will expire five years from the date of issuance. Commensurate with the February 10, 2022 offering the Company issued to its underwriters immediately exercisable warrants to purchase up to 379,518 shares of common stock with an exercise price of $5.1875 per warrant and will expire five years from the date of issuance.

On February 11, 2022, we entered into a transaction with Calvary Fund, the provider of our 2021 bridge financing for the retirement of its debt instrument, principal and interest with a combined value of $1,566,659.00 through the issuance of securities, consisting of (i) prefunded warrants (the “Calvary Warrants”) that are exercisable into 377,484 shares of common stock (the “Calvary Warrant Shares”) at $4.15 per Calvary Warrant, and (iii) immediately exercisable warrants to purchase up to 377,484 shares of common stock with an exercise price of $5.1875 per warrant and will expire five years from the date of issuance.

On July 12, 2022, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 509,311 shares of common stock at $1.11 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 11,202,401 shares of common stock (the “Prefunded Warrant Shares”) at $1.10 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 23,423,424 shares of common stock with an exercise price of $0.86 per warrant and will expire five years from the date of issuance.

As of December 31, 2022, no Prefunded Warrants remained issued and outstanding with respect to the July PIPE transaction. The Prefunded Warrants were purchased in their entirety by the holders of the warrants for $1.10 per warrant. The Prefunded Warrants required the payment of an additional $0.01 per warrant and the written notice of exercise to the Company to convert the Prefunded Warrant into one share of common stock of the Company. During the period from July 12, 2022 through December 31, 2022, the Company received notice on 11,202,401 Prefunded Warrants converting into 11,202,401 shares of common stock.

Calvary Fund exercised all of its Calvary Warrants by November 30, 2022 requiring the payment of an additional $0.01 per warrant and the written notice of exercise to the Company to convert the Calvary Warrant into one share of common stock of the Company. Calvary Fund continues to hold the 377,484 warrants exercisable at a price of $5.1875 per warrant.

Along with the Prefunded Warrants the PIPE investors were issued immediately exercisable warrants to purchase up to 23,423,424 shares of the Company’s common stock with an exercise price of $0.86 per share expiring five years from the date of issuance, or July 11, 2027. Each Prefunded Warrant and share of common stock issued in the PIPE transaction received two warrants that were exercisable at $0.86 per share with a five-year expiry. None of these warrants have been exercised by the holders.

As of December 31, 2022, there were 27,411,385 warrants issued and outstanding to acquire additional shares of common stock. As of December 31, 2021, there were 701,776 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the Warrants have an immaterial fair value at December 31, 2022. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	December 31, 2022	December 31, 2021

Stock Price	$0.19	$5.68
Exercise Price	$0.86	$8.00
Term (expected in years)	4.5	3.2
Volatility	38.14%	203.44%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	4.69%	1.52%

Stock Purchase Warrants

The following table summarizes all warrant activity for the years ended December 31, 2022 and 2021.

	Shares	Weighted- Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2020	43,688	$20.80	3.48 years	-
Granted	662,713	$8.00	2.95 years	-
Exercised	-	-	-	-
Expired	(4,625)	-	-	-
Outstanding and Exercisable at December 31, 2021	701,776	$8.80	2.95 years	-
Granted	2,909,639	$5.1875	5.00 years	-
Granted in Debt Conversion	377,484	$5.1875	5.00 years
Granted Prefunded Warrants	11,579,885	$0.01	5.00 years
Granted in PIPE transaction	23,423,424	$0.86	5.00 years
Exercised	(11,579,885)	$0.01	-	-
Expired	(938)	-	-	-
Outstanding and Exercisable at December 31, 2022	27,411,385	$1.22	4.50 years	-

NOTE 12 – LEASES AND LEASED PREMISES

Rental Payments under Non-cancellable Operating Leases and Equipment Leases

The Company through its purchase of Champion acquired several long term (more than month-to-month) leases for two manufacturing facilities, three office spaces, five distribution centers and five retail spaces. Four of its distribution centers also have retail operations for which it leases facilities. Lease terms on the various spaces expiry from a month-to-month lease (30 days) to a long-term lease expiring in March of 2027.

Rent expense for operating leases totaled approximately $502,421 and $179,589 for the years ended December 31, 2022, and 2021, respectively.

The Company does not have any equipment leases whereby we finance this equipment needed for operations at competitive finance rates. New equipment to be financed in the near term, if necessary, may not be obtainable at competitive pricing with increasing interest rates.

Rental equipment expense for finance leases totaled approximately none and none for the years ended December 31, 2022, and 2021, respectively.

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

On January 1, 2019, the Company adopted ASC 842 which increases transparency and comparability by recognizing a lessee’s rights and obligations resulting from leases by recording them on the balance sheet as lease assets and lease liabilities. ASC 842 requires the recognition of the right-of-use (“ROU”) assets and related operating and finance lease liabilities on the balance sheet. The Company adopted the new guidance using the modified retrospective approach with a cumulative-effect adjustment recorded on January 1, 2019.

The adoption of ASC 842 resulted in the recognition of ROU assets of $none and lease liabilities for operating leases of $none on the Company’s consolidated balance sheet as of January 1, 2019, with no material impact to its consolidated statements of operations. The difference between the ROU assets and the operating lease liability represents the reclassification of (i) deferred rent balances, resulting from the historical operating leases, and (ii) certain accrued restructuring liabilities. The Company’s accounting for finance leases remained substantially unchanged from its accounting for capital leases in prior periods.

The Company elected the package of practical expedients permitted within the standard, which allow an entity to forgo reassessing (i) whether a contract contains a lease, (ii) classification of leases, and (iii) whether capitalized costs associated with a lease meet the definition of initial direct costs. Also, the Company elected the expedient allowing an entity to use hindsight to determine the lease term and impairment of ROU assets and the expedient related to land easements which allows the Company not to retrospectively treat land easements as leases; however, the Company must apply lease accounting prospectively to land easements if they meet the definition of a lease.

For contracts entered into on or after the effective date, at the inception of a contract the Company will assess whether the contract is, or contains, a lease. The Company’s assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2019, are accounted for under ASC 840 and were not reassessed for classification.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, net of lease incentives, and is recognized on a straight-line basis over the lease term. Lease expense for finance leases consists of the amortization of the asset on a straight-line basis over the earlier of the lease term or its useful life and interest expense determined on an amortized cost basis. The lease payments are allocated between a reduction of the lease liability and interest expense.

The Company’s operating leases are comprised primarily of a facility lease and we have no finance leases for our vehicles or equipment.

Balance sheet information related to our leases is presented below:

		December 31,
	Balance Sheet location	2022	2021
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,977,329	$-
Right-of-use lease liability, current	Other current liabilities	992,496	-
Right-of-use lease liability, long-term	Right-of-use operating lease liability	984,833	-

Finance leases:
Right-of-use lease assets	Property, plant and equipment	-	-
Right-of-use lease liability, current	Current portion of long-term debt	-	-
Right-of-use lease liability, long-term	Long-term debt	-	-

The following provides details of the Company’s lease expense:

	Years Ended December 31,
	2022	2021
Operating lease expense, net	$502,421	$-
Finance lease expense:
Amortization of assets	-	-
Interest on lease liabilities	-	-
Total finance lease expense	-	-
Operating lease expense, net	$502,421	$-

Other information related to leases is presented below:

	2022		2021
Right-of-use assets acquired in exchange for operating lease obligations	$1,977,329		$-
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	-		-
Operating cash flows from operating leases	1,038,647		-
Weighted Average Remaining Lease Term:
Operating leases	3.0 years		0.0 years
Finance leases	0.0 years		0.0 years
Weighted Average Discount Rate:
Operating leases	5.00%		5.00%
Finance leases	n/a	%	n/a	%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2023	$-	$1,106,358
2024	-	688,526
2025	-	163,794
2026	-	62,792
2027	-	3,733
Thereafter	-	-
Total future minimum lease payments, undiscounted	-	2,025,203
Less: Imputed interest	(-)	(104,664)
Present value of future minimum lease payments	$-	$1,920,539

Rental expense totaled approximately $502,421 and $179,589 for years ended December 31, 2022 and 2021, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the years ended December 31, 2022 and December 31, 2021, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2022 and December 31, 2021 there was approximately none and none, respectively, in outstanding letters of credit issued in the normal course of business. These letters of credit would reduce our available borrowings, if we had any. The Company subsequent to year end entered into a line of credit with a major financial institution (see Note – 14 - Subsequent Events).

Executive Employment Agreements and Independent Contractor Agreements

The Company has written employment agreements with its Chief Executive Officer and various other executive officers. All payments made to its executive officers and other service providers are analyzed and determined by the board of directors compensation committee; some payments made to independent contractors (or officer payments as non-employee compensation) may be subject to backup withholding or the general withholding of payroll taxes which may make the Company responsible for the withholding of those taxes. Certain service providers are responsible for their own withholding and payment of taxes. Certain state taxing authorities may otherwise disagree with that analysis.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2022 through the date the financial statements were issued and determined that there were the following subsequent events.

On February 10, 2023, our wholly-owned subsidiary Champion Safe Company secured a line of credit with Bank of America which provides for up to $2,000,000 in additional funding secured by all of Champion Safe Company’s inventory and account receivables.

NOTE 15 – PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION (UNAUDITED)

Introduction

The following unaudited pro forma condensed combined financial information presents the unaudited pro forma condensed combined balance sheet and unaudited pro forma condensed combined statements of operations based upon the combined historical financial statements of American Rebel Holdings, Inc. (the “Company”) and Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (collectively “Champion Entities”), after giving effect to the consummation of the transaction completed on July 29, 2022 (as disclosed on Current Report Form 8-K, dated August 4, 2022), by and among the Company and Champion Entities, and the related adjustments described in the accompanying notes. The transaction is accounted for under the acquisition method of accounting, which requires determination of the accounting acquirer.

The Company is considered to be the acquirer of Champion Entities for accounting purposes and will allocate the purchase price to the fair value of Champion Entities’ assets and liabilities as of the acquisition date, with any excess purchase price recorded as goodwill.

The unaudited pro forma condensed combined balance sheet data as of December 31, 2022, gives effect to the transaction as if it occurred on that date for which it is reported on, which incidentally the Company acquired Champion Entities on July 29, 2022. The unaudited pro forma condensed combined statement of operations for the years ended December 31, 2021 and 2022, gives effect to the transaction as if it had occurred on January 1, 2021, more than one full calendar year prior to the actual acquisition date of July 29, 2022.

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

The unaudited pro forma condensed combined financial information should be read in conjunction with both the Company’s and Champion Entities’ unaudited historical condensed consolidated financial statements as of December 31, 2022, (which includes the Champion Entities activities as of the acquisition date and financial activity through the end of the 2022 calendar year) and the audited historical consolidated financial statements as of and for the year ended December 31, 2021.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED COMBINED CONSOLIDATED BALANCE SHEETS

	American Rebel Holdings, Inc	Champion Acquisition	Purchase Transaction Accounting	Financing Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	31-Dec-22	31-Dec-22	31-Dec-22	31-Dec-22	31-Dec-22
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85,339	$271,415	$-	$-	$356,754
Accounts receivable	496,898	1,116,591	(2,529)	-	1,619,960
Prepaid expense	178,559	28,493	-	-	207,052
Inventory	943,854	6,477,842	-	-	7,421,696
Inventory deposits and other	943,977	-	(943,977)	-	-
Total Current Assets	2,648,627	7,894,341	(946,506)	-	9,596,462

Property and Equipment, net	13,196	443,329	-	-	456,525

OTHER ASSETS:
Goodwill and Purchase Consideration	10,247,420	243,899	(5,674,420)	327,000	4,900,000
			(243,899)
Right of use - Assets	-	-	-	-	-
Lease deposits	4,750	13,282	-	-	18,032
	10,252,170	257,181	(5,918,319)	327,000	4,705,703

TOTAL ASSETS	$12,913,993	$8,594,851	$(6,864,825)	$327,000	$14,971,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	793,525	1,730,026	-	-	2,523,551
Accrued interest	103,919	-	-	-	103,919
Loan – officer - related party	-	-	-	-	-
Loan – working capital	602,643	600,000	(600,000)	-	602,643
Loans - nonrelated parties	-	-	-	-	-
Total Current Liabilities	1,500,087	2,330,026	(600,000)	-	3,230,113

Right of use - Liabilities	-	-	-	-	-
TOTAL LIABILITIES	1,500,087	2,330,026	(600,000)	-	3,230,113

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, Class A	100	-	-	-	100
Preferred stock, Class B	75	-	-	-	75

Common stock,	16,929	-	-	-	16,929
Additional paid in capital	45,448,824	6,264,825	(6,264,825)	-	45,448,824
Accumulated deficit	(34,052,022)	-	-	327,000	(33,725,022)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,413,906	6,264,825	(6,264,825)	327,000	11,740,906

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,913,993	$8,594,851	$(6,864,825)	$327,000	$14,863,359

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

	American Rebel Holdings, Inc	Champion Safe Et Al Company	Purchase Transaction Accounting	Financing Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	31-Dec-21	31-Dec-21	31-Dec-21	31-Dec-21	31-Dec-21
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$986,826	$18,304,859	$-	$(600,000)	$18,691,685
Cost of goods sold	812,130	14,354,863	-	(600,000)	14,566,993
Gross margin	174,696	3,949,996	-	-	4,124,692

Expenses:
Consulting – business development	2,012,803	1,838,947	-	-	3,851,750
Product development costs	330,353	24,558	-	-	354,911
Marketing and brand development costs	171,030	828,890	-	-	999,920
Administrative and other	968,306	518,705	-	-	1,487,011
Depreciation expense	3,643	24,919	-	-	28,562
Operating expenses	3,486,135	3,236,019	-	-	6,722,154
Operating income (loss)	(3,311,439)	713,977	-	-	(2,597,462)

Other Income (Expense)
Interest expense	(2,061,782)	(77,752)	-	1,800,000	(339,534)
Interest Income	-	305			305
Payroll Protection Loan Forgiven	-	625,064		-	625,064
Gain (Loss) on extinguishment of debt	(725,723)	-	-	725,723	-
Net income (loss) before income tax provision	(6,098,944)	1,261,594	-	2,525,723	(2,311,627)
Provision for income tax	-	-	-	-	-
Net income (loss)	$(6,098,944)	$1,261,594	$-	$2,525,723	$(2,311,627)
Basic and diluted income (loss) per share	$(1.92)	$-	$-	$-	$(0.73)
Weighted average common shares outstanding - basic and diluted	3,169,000	-	-	-	3,169,000

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

	American Rebel Holdings, Inc	Champion Acquisition	Purchase Transaction Accounting	Financing Transaction Accounting	Pro Forma
	Historical	Historical	Adjustments	Adjustments	Combined
	31-Dec-22	31-Dec-22	31-Dec-22	31-Dec-22	31-Dec-22
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$1,018,363	$17,909,282	$-	$(301,762)	$18,625,883
Cost of goods sold	776,063	13,569,736	-	(549,629)	13,796,170
Gross margin	242,300	4,339,546	-	247,867	4,829,713

Expenses:
Consulting/payroll and other payroll	1,016,212	2,083,574	-	-	3,099,786
Product development costs	746,871	44,408	-	-	791,279
Marketing and brand development costs	487,624	30,442	-	-	518,066
Administrative and other	3,002,418	1,685,052	-	(79,133)	4,608,337
Depreciation expense	1,355	54,014	-	-	55,369
Operating expenses	5,254,480	3,897,490	-	(79,133)	9,072,837
Operating income (loss)	(5,012,180)	442,056	-	327,000	(4,243,124)

Other Income (Expense)
Interest expense	(699,149)	(59,950)	-	-	(759,099)
Interest income	4,892	6,926	-	-	11,818
Gain/loss on sale of assets	-	1,995	-	-	1,995
Gain (Loss) on extinguishment of debt	(1,376,756)	-	-	-	(1,376,756)
Net income (loss) before income tax provision	(7,083,193)	391,027	-	327,000	(6,365,166)
Provision for income tax	-	-	-	-	-
Net income (loss)	$(7,083,193)	$391,027	$-	$327,000	$(6,365,166)
Basic and diluted income (loss) per share	$(0.95)	$-	$-	$-	$(0.85)
Weighted average common shares outstanding - basic and diluted	7,469,000	-	-	-	7,469,000

Basis of Presentation

The historical financial information has been adjusted in the unaudited pro forma condensed combined financial information to give effect to events that are (1) directly attributable to the transaction, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. The pro forma adjustments are based on estimates of the fair value and useful lives of the assets acquired and liabilities assumed and have been prepared to illustrate the estimated effect of the transaction and certain other adjustments. The final determination of the purchase price allocation was based on the fair values of assets acquired and liabilities assumed as of the date the transaction closed, which was July 29, 2022.

The Company’s and Champion Entities’ historical results reflect the audited condensed statements of operations for the twelve months ended December 31, 2022, and December 31, 2021, and the audited condensed balance sheet as of December 31, 2022.

Description of Transaction

On June 29, 2022, the Company entered into and executed a stock and membership interest purchase agreement with Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (the “Champion Entities”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company acquired all of the issued and outstanding capital stock and membership interests of Champion Entities from the Seller.

Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration of approximately $9,150,000, along with (ii) previously provided cash deposits in the amount of $350,000, and (iii) reimbursed Seller for approximately $397,000 of agreed upon acquisitions and equipment purchases which were completed by the Seller through Champion Entities since June 30, 2021. Of total cash consideration paid to the Seller, the Seller commensurate with the closing retired a line of credit held by Champion Entities of approximately $1,442,000 and approximately $291,000 in related party loans due to the Seller by Champion Entities. All were recorded on Champion Entities books and recorded prior to July 29, 2022, the closing date.

Reclassification Adjustments

The accounting policies used in the preparation of this unaudited pro forma condensed combined financial information are those as set out in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2022, and for the fiscal year ended December 31, 2021. With the information currently available, the Company determined that no significant adjustments are necessary to conform Champion Entities’ consolidated financial statements to the accounting policies used by the Company. The Company determined that the Right-to-Use assets and liabilities of the Champion Acquisition provided a net, net effect of zero to its financial presentation and condition, therefore leaving out of the unaudited pro forma condensed combined financial information as of December 31, 2022.

The reclassification adjustments are based on currently available information and assumptions management believes are, under the circumstances and given the information available, reasonable, and reflective of any adjustments necessary to report the Company’s financial condition and results of operations as if the acquisition were completed in the presentation.

The combined company finalized the review of all accounting policies and reclassifications, which were not deemed to be materially different from the amounts set forth in the unaudited pro forma condensed combined financial information presented herein. The reclassification adjustments for proforma presentation currently identified are as follows:

Transaction Consideration

Total transaction consideration was approximately $9,900,000 as determined through the actual purchase price of $9,897,420 as described above in Note 2 to this unaudited pro forma condensed combined financial information.

The following table summarizes the consideration transferred as a result of the combination.

Deposits paid with contract	$350,000
Cash payment due at closing	9,150,000
Reimbursement for equipment purchased since June 30, 2021	400,000
Transaction Consideration	$9,900,000

Total additional costs directly attributed to the purchase of the Champion Entities was and additional $340,000 as determined through various expenditures or costs that the Company incurred in completing the transaction with the Champion Entities. Those costs were approximately $200,000 paid to the Company’s investment banker for its services on the acquisition as well as approximately $150,000 in fees paid to the auditors of Champion Entities which so happen to be the Company’s auditor.

Allocation of Consideration

Under the acquisition method of accounting, the identifiable assets acquired, and liabilities assumed of Champion Entities are recognized and measured at fair value as of the closing date of the combination and added to those of the Company. The determination of fair value used in the transaction-related adjustments presented herein are based on management estimates of the fair value and useful lives of the assets acquired and liabilities assumed and have been prepared to illustrate the effect of the acquisition. The Company used the assistance of outside professionals and valuation experts to determine if there should be any impairment charges or other to these estimated numbers as of December 31, 2022. Final allocation of consideration, upon completion of the acquisition, was based on Champion’s assets acquired and liabilities assumed as of the acquisition date, July 29, 2022.

The following table sets forth an allocation of the approximate consideration plus additional costs to acquire the identifiable tangible and intangible assets acquired and liabilities assumed of Champion Entities based on Champion Entities’ unaudited consolidated balance sheet as of December 31, 2022, with the estimated excess recorded to goodwill:

Total assets (approximate)	$7.070,000
Total liabilities (approximate)	1,730,000
Net acquired tangible assets	5,340,000
Goodwill and other intangible assets	4,900,000
Allocation of the Estimated Transaction Consideration	$10,240,000

Pro Forma Adjustments

Unaudited Pro Forma Condensed Combined Balance Sheet Adjustments

a.	To record estimated working capital financing (of which there was none required) in addition to Transaction Consideration, as of December 31, 2022.

	American Rebel Holdings, Inc.	Champion Entities		Total
Additional working capital	$-		$-	$-
Additional paid in capital	-		-	-
Pro forma net adjustment	$-	$		$-

Unaudited Pro Forma Condensed Combined Statements of Operations Adjustments

b.	To adjust Revenue and Cost of Goods Sold for estimated transactions between companies:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	$(300,000)	$(600,000)
Cost of Goods Sold	(550,000)	(600,000)
General and Administrative Costs	80,000	-
Pro forma net adjustment	$(330,000)	$-

c.	To adjust interest expense and loss on extinguishment of debt based upon debt obligations eliminated by working capital financing (of which there is none required) in connection with the acquisition:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest expense	$-	$(1,800,000)
Loss on extinguishment of debt	-	(725,000)
Pro forma net adjustment	$-	$(2,525,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company’s management, including its Chief Executive Officer and Interim Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company’s desired disclosure control objectives. In designing periods specified in the SEC’s rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s certifying officers, Principal Executive Officer, and Interim Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of assurance.

Our Chief Executive Officer, Charles A. Ross, Jr., and our Interim Principal Accounting Officer, Doug E. Grau evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on the evaluation, Messrs. Ross and Grau concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a new financial expert with the experience in creating and managing internal control systems as well as to continue to improve the effectiveness of our internal controls and financial disclosure controls with the loss of Mr. John Garrison who served and acted in the role of Chief Financial Officer from February 2022 through July 2022, ceasing in that role due to his death.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

This Annual Report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

Effective April 4, 2023, Ken Yonika, a member of the Board of Directors of the Registrant, a member and the Chairman of the Audit Committee, a member of the Compensation Committee, and a member of the Nominating and Governance Committee, resigned. The Registrant is not aware of any disagreement Mr. Yonika may have with it on any matter relating to the Registrant’s operations, policies or practices.

Corey Lambrecht will assume the role as the Registrant’s Audit Committee Chairman effective immediately.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of American Rebel Holdings, Inc. as of December 31, 2022.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Executive Officers
Charles A. Ross, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	56	June 9, 2016

Doug E. Grau	President, Interim Principal Accounting Officer and Director	60	February 12, 2020

Ronald A. Smith	Chief Operating Officer	62	April 9, 2021

Non-Employee Directors

Corey Lambrecht	Lead Independent Director	53	February 12, 2020

Michael Dean Smith	Director	53	February 8, 2022

Ken Yonika	Director	60	February 8, 2022

Executive Officers

Charles A. Ross, Jr., Chief Executive Officer and Director

Mr. Ross is currently the Company’s CEO and a Director. He has held these positions since June 20, 2016. He is responsible for all duties required of a corporate officer and the development of the business. From December 15, 2014 through April 9, 2021, Mr. Ross served as the sole officer and director of American Rebel, Inc. He now serves as Secretary/Treasurer and a director. American Rebel, Inc. has developed a product line of concealed carry products that officially launch at the 2017 NRA Convention April 27 – 30 in Atlanta, GA. Prior to founding American Rebel, Inc. Mr. Ross founded many companies including Digital Ally, Inc. (NASDAQ: DGLY), which he established in 2004. In addition to his entrepreneurial accomplishments, Mr. Ross served as host for ten years of his own television show, Maximum Archery World Tour, where he bowhunted all over the world including traditional hunts and some of the world’s most dangerous game. Maximum Archery World Tour evolved into his new show, American Rebel, which featured Mr. Ross’s music, patriotism, his support of the 2nd Amendment and celebrated the “American Rebel Spirit” in all of us. Mr. Ross has released three CDs and his song “American Rebel” has become the theme song for American Rebel.

Doug E. Grau, President, Interim Principal Accounting Officer and Director

Mr. Grau is currently our president, interim principal accounting officer and a director. He also serves as a director of American Rebel, Inc., our wholly-owned operating subsidiary. Mr. Grau has produced Chief Executive Officer Andy Ross’s three CDs and has worked with Andy in various capacities for thirteen years. Mr. Grau worked as an executive at Warner Bros. Records in Nashville for fifteen years, developing the talents of Travis Tritt, Little Texas, David Ball, Jeff Foxworthy, Bill Engvall, Larry the Cable Guy, Ron White, and others. Mr. Grau graduated from Belmont University in Nashville, TN in 1985 with a Bachelor’s degree in Business Administration.

Ronald A. Smith, Chief Operating Officer

Mr. Smith was appointed as Chief Operating Officer and chairman on April 9, 2021. He also serves as Chief Executive Officer/President and a director of American Rebel, Inc., our wholly-owned operating subsidiary. Ronald Smith brings nearly 40 years of experience in company management to his position as Chief Executive Officer of American Rebel. For more than 23 years, he was the Owner/President of LADS Pet Supplies, a premium pet supplies wholesale distributor in the northeastern US that his parents founded in 1963. His role consisted of overseeing all facets of the business including sales and marketing, warehouse operations and shipping, and accounting and finance. Ronald provided a vision for growth and development of the business in a competitive, rapidly growing marketplace. It was Ronald’s leadership that helped guide their team to successfully grow and develop many start-up products into brand leaders in their category and vastly expand the business his parents had founded. As a respected distributor in the industry, he was able to foster business relationships with hundreds of business partners, including Proctor & Gamble, Mars and Bayer. After his nearly 40 years of experiencing the industry evolve into one of the largest and fastest growing sectors, Ronald sold his business to a national distribution company and retired from the pet supplies industry. His passion is developing strong relationships with brands that fall in the independent retail channel and Ronald is excited to use his experience and passion to help build the American Rebel brand into a category leader in the independent channel.

Non-Employee Directors

Corey Lambrecht, Lead Independent Director

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

Ken Yonika, Director

Mr. Yonika has been an independent director since February 2022 and has served as Chief Executive Officer and President at Pacific Crest Equity Partners, Inc. since 2000. Mr. Yonika earned a B.B.A. from Western Connecticut State University in 1988 with a major in accounting and a minor in Finance. Mr. Yonika is a former auditor with a Big 4 public accounting firm as well as working as a tax senior with a mid-tier public accounting firm for a number of years. Mr. Yonika’s focus has been on financial reporting for publicly held companies and their compliance with SEC regulations and requirements. Effective April 4, 2023, Mr. Yonika resigned from the board and its committees.

CORPORATE GOVERNANCE

Concurrent with our February 2022 public offering, we made significant corporate governance changes, which are set forth below. All three independent directors have maintained their roles as members of the board of directors for the year ended December 31, 2022 through the date of this Annual Report.

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

Board Committees

Our Board has established the following three standing committees: an audit committee; a compensation committee; and a nominating and governance committee or nominating committee. Our board of directors has adopted written charters for each of these committees. Copies of their charters are available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

The following table identifies the independent and non-independent current Board and committee members through the date of this filing:

Name	Audit	Compensation	Nominating and Corporate Governance	Independent
Charles A. Ross, Jr.
Doug E. Grau
Corey Lambrecht	X	X	X	X
Michael Dean Smith	X	X	X	X
Ken Yonika*	X	X	X	X

* Effective April 4, 2023, Mr. Yonika resigned as a member the board and its committees.

Audit Committee

Our board of directors established the audit committee for the purpose of overseeing the accounting and financial reporting process and audits of our financial statements. The audit committee is responsible for, among other matters:

●	appointing, compensating, retaining, evaluating, terminating, and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm the independence of its members from its management;

●	reviewing with our independent registered public accounting firm the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

●	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls, and compliance with legal and regulatory requirements;

●	coordinating the oversight by our board of directors of our code of business conduct and our disclosure controls and procedures;

●	establishing procedures for the confidential and/or anonymous submission of concerns regarding accounting, internal controls or auditing matters; and

●	reviewing and approving related-person transactions.

Our audit committee consists of Corey Lambrecht, Michael Dean Smith and Ken Yonika. Ken Yonika serves as the chairman. Our board of directors has affirmatively determined that each of the members; Corey Lambrecht, Michael Dean Smith and Ken Yonika qualify as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K.

Our board of directors has affirmatively determined that each of the members; Corey Lambrecht, Michael Dean Smith and Ken Yonika meet the definition of an “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq Capital Market rules and requirements.

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

Our compensation committee consists of Corey Lambrecht, Michael Dean Smith and Ken Yonika. Corey Lambrecht serves as the chairman. In determining that each of the members; Corey Lambrecht, Michael Dean Smith and Ken Yonika qualify as an “independent director” pursuant to Rule 10A-3 of the Exchange Act, the board of directors also considered all factors required by Rule 5605(d)(2)(A) and any and all other applicable regulations or rules promulgated by the SEC and the Nasdaq Capital Market rules relating to the compensation committee composition.

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

Board Leadership Structure

Our Board has not adopted a formal policy regarding the separation of the offices of Chief Executive Officer and Chairman of the Board. Rather, the Board believes that different leadership structures may be appropriate for the Company at a different time and under different circumstances, and it prefers the flexibility in making this decision based on its evaluation of the relevant facts at any given time.

In December 2014, Mr. Ross was appointed as Chief Executive Officer and became Executive Chairman of the board of directors. Under our current Board leadership structure, the Chief Executive Officer is responsible for the day-to-day leadership and performance of the Company. Mr. Grau, our President and Interim Principal Accounting Officer, focuses on the allocation of resources and the financial reporting and operational and internal controls necessary to provide accurate and timely financials.

Risk Oversight

Our board of directors oversee a company-wide approach to risk management. Our board of directors determines the appropriate risk level for us generally, assesses the specific risks faced by us and review the steps taken by management to manage those risks. While our board of directors have ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas.

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

Code of Business Conduct and Ethics

Our board of directors adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees. A copy of this code is available on our website. We will disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

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

Board Diversity Matrix (As of December 31, 2022)

Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	5	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	1	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	1	-	-
White	-	4	-	-
Two or More Ethnicities	-	1	-	-
LGBTQ+	-
Did Not Disclose Demographic Background	-

Communication with our Board

Although the Company does not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at American Rebel Holdings, Inc., at 909 18th Avenue South, Suite A, Nashville, TN, 37212, Attention: Corporate Secretary. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

In addition, directors must have the time available to devote to Board activities and to enhance their knowledge in the growing of our business. Accordingly, we have sought to attract and retain highly qualified independent directors who have the sufficient time to attend to their substantial duties and responsibilities to the Company.

Director Nominations

As of December 31, 2022, we did not make any material changes to the procedures by which our stockholders may recommend nominees to our Board. During February of 2022, we elected two new independent members to the board of directors, Messrs. Smith and Yonika. On December 14, 2022 the Company and its shareholders approved the election and continuation of Messrs. Ross, Lambrecht, Smith and Yonika to the board of directors until the next annual shareholders meeting.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board of directors or the compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

During fiscal 2021, our board was solely responsible for establishing and administering our executive and director compensation plans. During 2022, the compensation committee of the board of directors was solely responsible for establishing and administering our executive and director compensation plans.

Executive Compensation

The following table sets forth the compensation we paid to our current executive officer(s) during the fiscal years ended December 31, 2022 and 2021, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards		All Other Compensation	Total
principal position	Year	($)	($)	($)		($)	($)
(a)	(b)	(c)	(d)	(e)		(i)	(j)
Charles A. Ross, Jr. (1)	2022	200,000	481,400	20,766	(2)	-	702,166
Chief Executive Officer	2021	200,000	-	393,490	(3)	-	593,490

Doug E. Grau(4)	2022	120,000	293,381	11,182	(5)	-	424,563
President	2021	120,000	-	393,490	(3)	-	513,490

Ronald A. Smith(6)	2022	-	-	-		-	-
Chief Operating Officer	2021	-	-	247,000	(6)	-	247,000

(1)	On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Ross, with a base annual salary of $180,000.
(2)	Deemed value of 103,829 shares of Common Stock authorized for issuance on December 27, 2022 pursuant to the LTIP.
(3)	Deemed value of 26,813 shares of Common Stock issued on March 24, 2021 pursuant to the LTIP, 50,000 shares of preferred stock issued on April 9, 2021 pursuant to an employment agreement, and 9,416 shares of Common Stock issued on August 3, 2021 pursuant to the LTIP.
Represents cash compensation paid to the named executive officer.
(4)	On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Grau, with a base annual salary of $120,000.
(5)	Deemed value of 55,908 shares of Common Stock authorized for issuance on December 27, 2022 pursuant to the LTIP.
(6)	Mr. Smith was appointed as Chief Operating Officer and the Company entered into a two-year employment agreement with Mr. Smith on April 9, 2021, with no cash salary; however, Mr. Smith was issued 59,375 shares of Common Stock, with a deemed value of $247,000, pursuant to the employment agreement.

Employment Agreements

Effective January 1, 2021, the Company entered into employment agreements with Charles A. Ross, Jr., its Chief Executive Officer, and Doug E. Grau, its President. These agreements were amended in April of 2021. Further, on April 9, 2021, the Company entered into an employment agreement with Ronald A. Smith, its Chief Operating Officer.

Charles A. Ross, Jr. Employment Agreement and Amendment

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

Doug E. Grau Employment Agreement and Amendment

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

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2022 and December 31, 2021.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2022.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. On January 1, 2021 we entered into employment agreements with Charles A. Ross, Jr. and Doug E. Grau and on April 9, 2021, we entered into an employment agreement with Ronald A. Smith. All of these agreements provide for certain payments to be made in the event of a termination of their employment agreements by reason of change in control (as defined in the employment agreements). Each of them would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment (not applicable to Smith as he receives no salary); (ii) a lump sum payment equal to twelve (12) months Salary (not applicable to Smith as he receives no salary) plus 100% of his prior year’s bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares). No changes were made to these agreements for the year ended December 31, 2022.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement.

Compensation of Directors

During the year ended December 31, 2021, we did not have a standard arrangement for compensation of our directors for services provided as a director, including services for committee participation or for special assignments. In March of 2022, our Board adopted compensation specific to and for non-employee directors. Non-employee directors are entitled to receive compensation of $60,000 per year for their service, payable in restricted shares of the Company’s common stock at a price determined by the average monthly closing price for each month in service, and are to be paid nominal cash fees and reimbursement of costs for director and committee meetings.

The following table sets forth summary compensation information for the year ended December 31, 2022 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $		Option Awards $	All Other Compensation $	Total $
Corey Lambrecht	$63,000	$54,194	(1)	$-	$122,000	$239,194

Michael Dean Smith	$-	$54,194	(1)	$-	$-	$54,194

Ken Yonika(2)	$30,500	$54,194	(1)	$-	$-	$84,694

(1)	Effective February 7, 2022, our non-employee directors were eligible for the payment of $60,000 per year as a non-employee director fee for their services, which is payable in shares of our common stock. The value is pro-rated for the partial year ended December 31, 2022. As of the date of this Annual Report no shares of common stock have been issued; however, we anticipate issuing each non-employee director approximately 98,000 shares of common stock for their services for fiscal 2022.

(2)	Effective April 4, 2023, Mr. Yonika resigned from the board and its committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

On January 1, 2021, our board of directors approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the LTIP, pursuant to awards of Restricted Shares or Options, will be limited to 10% of the outstanding shares of Common Stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2022, up to 159,737 shares of Common Stock were available for participants under the LTIP. The number of shares of Common Stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. In December of 2022, we authorized the issuance of all 159,737 shares of Common Stock remaining under the LTIP to our executive management team: 103,829 to Mr. Ross and 55,908 to Mr. Grau.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of March 30, 2023 or exercisable within the next 60 days thereafter, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Common Stock Outstanding(2)
Officers and Directors
Charles A. Ross, Jr., Chief Executive Officer, Chairman, principal executive officer, secretary, treasurer(3)	275,745	1.61%

Doug E. Grau, President, Interim Chief Financial Officer and a Director, principal financial officer and principal accounting officer(3)	204,637	1.20%

Ronald A. Smith, Chief Operating Officer(4)	218,125	1.28%

Corey Lambrecht, Lead Independent Director (5)	12,500	* %

Michael Dean Smith, Director (5)	0	* %

Kenneth Yonika, Former Director (5)(6)	2,500	* %

Directors and executive officers as a group (7 Persons)	713,507	4.17%

* Less than 0.01%

(1)	Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 909 18th Avenue South, Suite A, Nashville, Tennessee 37212.
(2)	Percentage is based upon 17,090,254 shares of Common Stock and figures are rounded to the nearest hundredth of a percent.
(3)	Does not include 50,000 shares of Series A Preferred stock, whereby each share is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote. Includes 159,737 LTIP shares of common stock: 103,829 shares of common stock to Mr. Ross and 55,908 shares of common stock to Mr. Grau.
(4)	Includes 25,000 five-year warrants to purchase shares of Common Stock at $8.00 per share.
(5)	Does not include approximately 98,000 shares of common stock that is contingently issuable to each non-employee director as of December 31, 2022, nor any additional shares up through the date of this Annual Report.
(6)	Effective April 4, 2023, Mr. Yonika resigned from the board and its committees.

Non-Cumulative Voting

The holders of our shares of Common Stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors.

Super Majority Voting Powers Attributable to Preferred Stock

As of the date of this Annual Report, the Company had 16,930,517 shares of Common Stock issued (does not include 159,737 shares of common stock authorized under the LTIP in December 2022) and outstanding and entitled to vote, which for voting purposes are entitled to one vote per share. If a vote was taken today, the following consenting stockholders (which consist of Messrs. Ross and Grau) owning a total of 325,645 shares of common stock and 100,000 shares of Series A Preferred, whereby each share of Series A Preferred is entitled to cast one thousand (1,000) votes for each share held on all matters presented to the stockholders of the Company for a stockholder vote, thereby allowing such common stock and Series A Preferred to cast votes totaling 100,325,645 shares of common stock, delivering an executed written consent authorizing the actions being set forth to the vote. The consenting stockholders’ names, affiliation with the Company and holdings are as follows:

Name	Affiliation	Number of Voting Shares		% of Total Voting Shares(3)
Charles A. Ross, Jr.	Director, Chief Executive Officer, Treasurer	50,176,916	(1)	42.91%
Doug Grau	Director, President	50,148,729	(2)	42.89%
Total		100,325,645		85.80%

(1)	Includes 50,000 shares of Series A Preferred with equivalent of 50,000,000 shares of Common Stock voting power and 176,916 shares of Common Stock beneficially owned by Mr. Ross.

(2)	Includes 50,000 shares of Series A Preferred with equivalent of 50,000,000 shares of Common Stock voting power and 148,729 shares of Common Stock beneficially owned by Mr. Grau.

(3)

Percentage is based upon 16,930,517 shares of Common Stock issued and outstanding and adjusted by the 100,000,000 votes attributable to the Series A Preferred, for a total of 116,930,517 total voting shares. Figures are rounded to the nearest hundredth of a percent.

Transfer Agent

The Transfer Agent for our Common Stock is Securities Transfer Corporation, 2901 Dallas Parkway, Suite 380, Plano, Texas 75093. Its telephone number is (469) 633-0101.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2022 in which:

●	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($77,760); and
●	A director, executive officer, holder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed $77,760, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer and a director. On March 24, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Ross received 26,813 shares of Common Stock. On April 9, 2021, the Company entered into an amendment to the employment agreement with Charles A. Ross, Jr. and authorized the issuance of 50,000 shares of Common Stock to Mr. Ross. On August 3, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Ross received 9,416 shares of Common Stock. On December 27, 2022, pursuant to the Company’s Long-Term Incentive Plan, Mr. Ross was awarded 103,829 shares of Common Stock; however, such shares have not been issued as of the date of this Annual Report.

Ronald Smith serves as the Company’s Chief Operating Officer and on April 9, 2021, the Company entered into an employment agreement with Mr. Smith and authorized the issuance of 59,375 shares of Common Stock. On April 9, 2021, the Company entered into a Bridge Loan agreement with Mr. Smith and issued 25,000 warrants to purchase shares of the Company’s Common Stock at an exercise price of $8.00 per share with a five-year term.

Doug Grau is the Company’s President. On March 24, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Grau received 26,813 shares of Common Stock. On April 9, 2021, the Company entered into an amendment to the employment agreement with Doug Grau and authorized the issuance of 50,000 shares of Common Stock to Mr. Grau. On August 3, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Grau received 9,416 shares of Common Stock. On December 27, 2022, pursuant to the Company’s Long-Term Incentive Plan, Mr. Grau was awarded 55,908 shares of Common Stock; however, such shares have not been issued as of the date of this Annual Report.

Corey Lambrecht is an independent director of the Company’s board of directors. On March 24, 2021, the Company authorized 6,250 shares of Common Stock to Mr. Lambrecht for services.

The Company leases multiple facilities from Utah–Tennessee Holding Company, LLC and Champion Holdings, LLC, two companies owned by former Champion Entities founder and CEO Mr. Ray Crosby. The Company believes these facilities are adequate for its needs at this time and priced at or below market rate.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by BF Borgers CPA, a professional corporation (“BF Borgers”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2022 and December 31, 2021 and fees billed for other services rendered by BF Borgers during those periods. All services reflected in the following fee table for 2022 and 2021 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2022	December 31, 2021
Audit fees (1)	$136,600	$37,000
Audit-related fees	-	-
Tax fees	-	-
All other fees(2)	219,000	18,900
Total Fees	$355,600	$55,900

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2022 and December 31, 2021.
(2)	Comfort letter and consent to use audited financial statements in additional filings related to underwritten public offering. Approximately $150,000 was paid to Champion’s independent PCAOB registered accounting firm to conduct Champion’s most recent two fiscal years of audit and interim review reports which was required for the acquisition of Champion. These fees were paid by the Company and the PCAOB registered accounting firm was BF Borgers.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Financial Statement Schedules

None.

(c)	Exhibits Index

2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 9, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4#	Description of Securities
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4. 2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)

10.4†	Smith Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.40 to Form 10-K, filed May 17, 2021)
10.5†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.6†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.7	Securities Purchase Agreement, dated July 7, 2022, between American Rebel Holdings, Inc. and the Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 8, 2022)
10.8	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 8, 2022)
10.9	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 8, 2022)
10.10	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed July 8, 2022)
10.11	Engagement Letter, dated July 8, 2022, between American Rebel Holdings, Inc. and EF Hutton (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed July 18, 2022)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
21.1#	List of Subsidiaries
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#**	Certification of Interim Principal Accounting Officer and Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Champion Entities Audited Financial Statements as of and for the years ended December 31, 2021, and 2020 (Incorporated by reference to Exhibit 99.1 to Form 8-K, filed July 6, 2022)
99.2	Champion Entities Unaudited Financial Statements as of and for the three months ended March 31, 2022, and 2021 and for the year ended December 31, 2021 (Incorporated by reference to Exhibit 99.2 to Form 8-K, filed July 6, 2022)
99.3	Unaudited Pro Forma Consolidated Financial Information for the Registrant (giving effect to the acquisition of the Champion Entities) as of and for the three months ended March 31, 2022, and for the year ended December 31, 2021 (Incorporated by reference to Exhibit 99.3 to Form 8-K, filed July 6, 2022)
99.4#	Pro Form Q3 Revenue Press Release dated October 20, 2022
99.5#	New Apparel Press Release dated November 4, 2022
99.6#	Third Quarter 2022 Financial Results Press Release dated November 15, 2022
99.7#	2022 Disruptive Growth Conference Press Release dated December 2, 2022
99.8#	2023 Shot Show Press Release dated January 17, 2023
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: April 14, 2023	By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Charles A. Ross, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2023
Charles A. Ross, Jr.

/s/ Doug E. Grau	Director and President (Interim Principal Accounting Officer)	April 14, 2023
Doug E. Grau

/s/ Ronald A. Smith	Chief Operating Officer	April 14, 2023
Ronald A. Smith

/s/ Corey Lambrecht	Lead Independent Director	April 14, 2023
Corey Lambrecht

/s/ Michael Dean Smith	Director	April 14, 2023
Michael Dean Smith

