Form 10-Q
period 2023-03-31
AMERICAN REBEL HOLDINGS INC
filed 2023-05-15
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of May 15, 2023, was 16,930,517 shares.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022 (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$465,978	$356,754
Accounts receivable	2,342,350	1,613,489
Prepaid expense	169,896	207,052
Inventory	8,150,255	7,421,696
Inventory deposits	285,848	309,684
Total Current Assets	11,414,327	9,908,675

Property and Equipment, net	427,434	456,525

OTHER ASSETS:
Lease deposits	21,503	18,032
Right-of-use lease assets	1,733,829	1,977,329
Goodwill	4,200,000	4,200,000
Total Other Assets	5,955,332	6,195,361

TOTAL ASSETS	$17,797,093	$16,560,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expense	$2,430,835	$2,523,551
Accrued interest	103,919	103,919
Loan – Officer – related party	101,000	-
Loans – Working capital	601,446	602,643
Line of credit	1,700,000	-
Right-of-use lease liabilities, current	989,892	992,496
Total Current Liabilities	5,927,092	4,222,609

Right-of-use lease liabilities, long-term	743,937	984,833

TOTAL LIABILITIES	6,671,029	5,207,442

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 175,000, and 175,000 issued and outstanding, respectively at March 31, 2023 and December 31, 2022
Series A Preferred Shares	100	100
Series B Preferred Shares	75	75
Common Stock, $0.001 par value; 600,000,000 shares authorized; 16,930,517 and 16,930,517 issued and outstanding, respectively at March 31, 2023 and December 31, 2022	16,930	16,930
Additional paid in capital	45,448,824	45,448,824
Accumulated deficit	(34,339,865)	(34,112,810)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,126,064	11,353,119

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,797,093	$16,560,561

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Revenue	$4,402,099	$154,080
Cost of goods sold	2,791,326	96,719
Gross margin	1,610,773	57,361

Expenses:
Consulting/payroll and other costs	944,599	462,989
Rental expense, warehousing, outlet expense	226,660	-
Product development costs	16,495	33,273
Marketing and brand development costs	252,725	80,970
Administrative and other	361,149	438,305
Depreciation and amortization expense	29,090	900
	1,830,718	1,016,437
Operating income (loss)	(219,945)	(959,076)

Other Income (Expense)
Interest expense, net	(7,110)	(292,405)
Gain/(loss) on extinguishment of debt	-	(1,376,756)
Net income (loss) before income tax provision	(227,055)	(2,628,237)
Provision for income tax	-	-
Net income (loss)	$(227,055)	$(2,628,237)
Basic and diluted income (loss) per share	$(0.01)	$(0.83)
Weighted average common shares outstanding - basic and diluted	16,930,000	3,169,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2021	1,597,370	$1,597	$377	$22,797,306	$(26,969,657)	$(4,170,337)

Sale of common stock, net	2,658,630	2,659	-	9,035,797	-	9,038,456
Common stock issued as compensation	233,623	233	-	969,302	-	969,535
Preferred stock converted into common stock	251,698	252	(202)	(50)	-	-
Conversion of debt into warrants	-	-	-	1,566,559	-	1,566,559
Warrants issued as compensation	-	-	-	974,113	-	974,113
Net loss for the three months ending March 31, 2022	-	-	-	-	(2,628,237)	(2,628,237)

Balance – March 31, 2022	1,597,370	$1,597	$175	$22,797,306	$(29,597,894)	$4,775,936
Balance – December 31, 2022	16,930,517	$16,930	$175	$45,448,824	$(34,112,810)	$11,353,119

Net loss for the three months ending March 31, 2023	-	-	-	-	(227,055)	(227,055)

Balance – March 31, 2023	16,930,517	$16,930	$175	$45,448,824	$(34,339,865)	$11,126,064

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(227,055)	$(2,628,237)
Depreciation and amortization	29,090	900
Compensation paid through issuance of common stock	-	969,535
Amortization of loan discount	-	1,000,457
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	(728,861)	(61,507)
Prepaid expenses	37,156	(448,000)
Inventory	(704,724)	42,360
Inventory deposits and other	(3,472)	(647,147)
Accounts payable and accrued expense	(92,713)	(1,152,603)
Net Cash (Used in) Operating Activities	(1,690,579)	(2,924,242)

CASH FLOW FROM INVESTING ACTIVITIES:
Net Cash (Used in) Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common, net of offering costs	-	9,038,456
Proceeds from line of credit	1,700,000	-
Proceeds (repayments) of loans – officer - related party	101,000	(81,506)
Proceeds (repayments) of working capital loan	(1,197)	60,000
Repayment of loans – nonrelated party	-	(2,601,634)
Net Cash Provided by Financing Activities	1,799,803	6,415,316

CHANGE IN CASH	109,224	3,491,074

CASH AT BEGINNING OF PERIOD	356,754	17,607

CASH AT END OF PERIOD	$465,978	$3,508,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$25,434	$188,607
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of debt into equity	$-	$1,950,224

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on December 15, 2014, under the laws of the State of Nevada, as CubeScape, Inc. Effective January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. On June 19, 2017, the Company completed a business combination with its majority stockholder, American Rebel, Inc. As a result, American Rebel, Inc. became a wholly-owned subsidiary of the Company.

Nature of operations

The Company develops and sells branded products in the self-defense, safe storage and patriotic product areas that are promoted and sold using a wholesale distribution network, personal appearances, musical venues, e-commerce and television avenues. The Company’s products are marketed under the American Rebel Brand and imprinted with such branding. Through its recent acquisition of the “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.) the Company also promotes and sells its products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through a multitude of online avenues, including its website and various e-commerce platforms such as Amazon.com. In addition to its American Rebel brand, the Company also sells products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands.

To varying degrees, the consequences of the COVID-19 pandemic continue to affect our operating businesses. Significant government and private sector actions have been taken since 2020 to control the spread and mitigate the economic effects of the virus and its variants. The development of geopolitical conflicts, supply chain disruptions and government actions to slow inflation in recent years have produced varying effects on our operating business. The economic effects from these events over longer terms cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of our financial statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us (accounts receivable) and the estimations of certain losses assumed under warranty and other liability contracts, may be subject to significant adjustments in future periods.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2022, and notes thereto contained, filed on April 14, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., and the Champion Entities. All significant intercompany accounts and transactions have been eliminated.

Year-end

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

These steps are met when an order is received, a price agreed, and the product is shipped or delivered to that customer.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs which we consider to be advertising costs incurred were $252,725 and $80,970 for the three-month periods ended March 31, 2023, and 2022.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023, and December 31, 2022, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Earnings per share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the three months ended March 31, 2023 and March 31, 2022, net loss per share was $(0.01) and $(0.83), respectively.

Fully diluted shares outstanding is the total number of shares that the Company would theoretically have if all dilutive securities were exercised and converted into shares. Dilutive securities include options, warrants, convertible debt, preferred stock and anything else that can be converted into shares. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of dilutive securities, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled none and none as of March 31, 2023 and December 31, 2022, respectively. All other dilutive securities are listed below.

The following table illustrates the total number of common shares that would be converted from common stock equivalents issued and outstanding at the end of each period presented; as of March 31, 2023 and as of March 31, 2022, respectively.

	March 31, 2023	March 31, 2022

Shares used in computation of basic earnings per share for the periods ended	16,930,000	3,169,000
Total dilutive effect of outstanding stock awards or common stock equivalents	26,569,000	755,000
Shares used in computation of fully diluted earnings per share for the periods ended March 31, 2023 and March 31, 2022, respectively	33,499,000	3,924,000

Net income (loss)	$(227,055)	$(2,628,237)
Fully diluted income (loss) per share	$(0.01)	$(0.67)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2023, and December 31, 2022, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three-month periods ended March 31, 2023, and 2022, respectively, no income tax expense has been recorded.

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

Warranties

The Company’s safe manufacturing business estimates their exposure to warranty claims based on both current and historical (Champion Entities) product sales data and warranty costs (actual) incurred. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in accrued expenses in the accompanying condensed consolidated balance sheets. We estimate that warranty liability is nominal or negligible based on the quality of products and our excellent customer relationships. Warranty liability was $93,458 as of December 31, 2022 and $106,707 as of March 31, 2023.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations, and as further defined by ASU 2017-01, Business Combinations (Topic 805), which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, the Company calculates the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of future results, particularly by growth-stage companies. The Company recognizes estimated fair values of the tangible assets and intangible assets acquired, including in process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the purchase price of the tangible and intangible assets acquired and liabilities assumed in excess of the fair value (see Note 8 - Goodwill and Acquisition of Champion Entities for further information in accordance with ASC 805-10-55-37 through ASC 805-10-55-50).

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

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease Right-of-Use assets and operating lease liabilities, current and non-current, on the Company’s condensed consolidated balance sheets.

Recent pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2023, and believes that none have a material effect on the Company’s financial statements.

Concentration risks

During 2022 prior to the closing of the Champion Entities, the Company purchased a substantial portion (over 20%) of inventory from two third-party vendors. With the closing of the Champion Entities, the Company no longer purchases a substantial portion (over 20%) of its inventory from these specific third-party vendors. As of March 31, 2023, the net amount due to these specific third-party vendors (accounts payable and accrued expense) was $0. Similarly, as of March 31, 2023, the net amount due to these specific third-party vendors (accounts payable and accrued expenses) was also $0. The loss of manufacturing vendor relationships could have a material effect on the Company; however, the Company believes numerous other suppliers could be substituted should these specific third-party vendors/suppliers become unavailable or non-competitive.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur net losses for the three months ended March 31, 2023, and 2022 of ($227,055) and ($2,628,237), respectively. The Company’s accumulated deficit was ($34,339,865) as of March 31, 2023, and ($34,112,810) as of December 31, 2022. The Company’s working capital was $6,477,127 as of March 31, 2023, compared to $6,678,562 as of December 31, 2022. The decrease in working capital from December 31, 2022, to March 31, 2023, is due to the Company incurring a net loss during the three months ending March 31, 2023. Until recently the Company’s activities since inception have been sustained through equity/debt financing and the continued usage of deferral of payments on accounts payable and other expenses.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues and profitability.

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

NOTE 3 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	March 31, 2023 (unaudited)	December 31, 2022 (audited)

Inventory – finished goods	$8,150,255	$7,421,696
Inventory deposits	285,848	309,684
Total Inventory and deposits	$8,436,003	$7,731,380

With the Champion acquisition we will eliminate the need to hold any inventory with our American Rebel, Inc. subsidiary at its facility. We do not believe we have a risk of concentration in our purchasing of inventory materials, sourcing needs or manufacturing. As reported in our Annual Report filed on Form 10-K the Champion acquisition added approximately $5,400,000 in inventory on the date of purchase less intercompany deposits of approximately $600,000.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)

Plant, property and equipment	$367,317	$367,317
Vehicles	448,542	448,542
Property and equipment gross	815,859	815,859
Less: Accumulated depreciation	(388,425)	(359,334)
Net property and equipment	$427,434	$456,525

For the three months ended March 31, 2023, and 2022 we recognized $29,090 and $900 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross includes a base salary and a bonus based upon certain performance measures approved by the Board of Directors.

Doug Grau serves as the Company’s President. Compensation for Mr. Grau includes a base salary and a bonus based upon certain performance measures approved by the Board of Directors. Mr. Grau lent the Company approximately $100,000 during the three months ended March 31, 2023, the loan is an unsecured non-interest-bearing demand note.

NOTE 6 – LINE OF CREDIT – FINANCIAL INSTITUTION

During the month of February 2023, the Company entered into a $2 million master credit agreement (credit facility) with a major financial institution (“Line of Credit”). The Line of Credit accrues interest at a rate as determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at March 31, 2023 was in total 6.95%), and is secured by all of the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding liability of the Line of Credit was as follows at March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)

Line of credit from a financial institution.	$1,700,000	$-

Total recorded as a current liability	$1,700,000	$-

Current and long-term portion. Total balance of $1,700,000 reported as current as the Line of Credit is to be repaid within one year, with subsequent drawdowns as needed by the Company. The Company paid a one-time loan fee equal to 0.1% of the Line of Credit amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus 2.05% rate.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

During the three months ending March 31, 2022, the Company completed the sale of several short-term notes under similar terms as its other short-term notes totaling $60,000. The notes are secured by a pledge of certain inventory items and the chief executive officer’s personal guaranty.

During the three months ending March 31, 2022, the Company repaid $2,541,634 of these short-term notes and completed the conversion of short-term notes with a face value of $1,950,224 along with accrued interest into shares of common stock with a fair value of $2,803,632, resulting in a loss on extinguishment of $1,376,756. The conversion was done in connection with the Company’s registered public offering completed in February 2022.

At March 31, 2023, and December 31, 2022, the outstanding balance due on the working capital notes payable was $601,466 and $602,643, respectively. These amounts do not include accrued interest payable on the various notes. The Company is currently in default on $600,000 of the notes payable – working capital as the notes were due and payable on March 31, 2023. The Company is currently in discussions with the holder(s) of the notes to extend the terms and repayment requirements of the notes.

NOTE 8 – GOODWILL AND ACQUISITION OF CHAMPION ENTITIES

Goodwill

Goodwill is initially recorded as of the acquisition date and is measured as any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. We use the income approach, whereby we calculate the fair value based on the present value of estimated future cash flows using a discount rate that approximates our weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

As of March 31, 2023 and December 31, 2022, we had goodwill of $4,200,000 and $4,200,000, respectively, presented within other long-term assets in our condensed consolidated balance sheets, primarily related to our 2022 acquisition of Champion Entities. During the 1st quarter of 2023, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed, and we did not recognize any goodwill impairment for the three months ending March 31, 2023.

The Company policy is to review its goodwill for impairment periodically (based on economic conditions) and more specifically in the 4th quarter of its financial reporting year and determine whether impairment is to be recognized within its condensed consolidated statement of operations. See Note 1, Summary of Significant Accounting Policies to our Annual Report filed on Form 10-K, for more information on impairment testing.

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

Accounting for the Business Combination

Under the acquisition method of accounting, the acquired tangible and intangible assets and assumed liabilities are recognized based on their estimated fair values as of the business combination closing date. The pro forma adjustments are preliminary and based on estimates of the fair value and useful lives of the assets acquired and liabilities assumed as of December 31, 2022 and have been prepared to illustrate the estimated effect of the business combination (see Note 15 – Pro Forma Condensed Combined Financial Information (Unaudited) to our Annual Report filed on Form 10-K).

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
$10,237,420

The Company’s preliminary estimates of fair values of the net assets acquired are based solely on the information that was available at the date of the acquisition, and the Company is continuing to evaluate the underlying inputs and assumptions used in its valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the date of the acquisition. (**- Customer list and other intangibles are combined with goodwill at the end of each period and evaluated as to fair value. At March 31, 2023 and December 31, 2022, it was determined that total intangible assets (which includes goodwill) has a fair value of $4.2 million).

NOTE 9 – INCOME TAXES

At March 31, 2023 and December 31, 2022, the Company had a net operating loss carryforward of $34,339,865 and $34,112,810, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	March 31, 2023 (unaudited)	December 31, 2022 (audited)
Deferred tax asset:
Net operating loss carryforward	$7,211,370	$7,163,690
Total deferred tax asset	7,211,370	7,163,690
Less: Valuation allowance	(7,211,370)	(7,163,690)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of March 31, 2023, and December 31, 2022, was $7,211,370 and $7,163,690, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2023, and December 31, 2022, and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of March 31, 2023 and December 31, 2022:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.0)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

On August 16, 2022, the Inflation Reduction Act of 2022 (“the 2022 act”) was signed into law. The 2022 act contains numerous provisions, including a 15% corporate alternative minimum income tax on “adjusted financial statement income”, expanded tax credits for clean energy incentives and a 1% excise tax on corporate stock repurchases. The provisions of the 2022 act become effective for tax years beginning after December 31, 2022. On December 27, 2022, the IRS and Department of Treasury issued initial guidance for taxpayers subject to the corporate alternative minimum tax. The guidance addresses several, but not all, issues that needed clarification. The IRS and Department of Treasury intend to release additional guidance in the future. We will continue to evaluate the impact of the 2022 act as more guidance becomes available. We currently do not expect an impact on our consolidated financial statements.

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common stock and preferred stock

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

For the three months ended March 31, 2023 the following transactions occurred: None with respect to common stock, preferred stock or warrant conversions.

At March 31, 2023 and December 31, 2022, there were 16,930,517 and 16,930,517 shares of common stock issued and outstanding, respectively; and 75,143 and 75,143 shares of Series B preferred stock issued and outstanding, respectively, and 100,000 and 100,000 shares of its Series A preferred stock issued and outstanding, respectively.

NOTE 11 – WARRANTS AND OPTIONS

On February 10, 2022, the Company received an equity investment of $10,500,000 to purchase 2,530,121 shares of the Company’s common stock through a registered public offering at $4.15 per share. Along with the issuance of the shares of common stock, the Company issued immediately exercisable warrants (the “Uplist Warrants”) to purchase up to 2,530,121 shares of common stock with an exercise price of $5.1875 per warrant and will expire five years from the date of issuance. Commensurate with the February 10, 2022 offering the Company issued to its underwriters immediately exercisable warrants to purchase up to 379,518 shares of common stock with an exercise price of $5.1875 per warrant and will expire five years from the date of issuance. On July 8, 2022, the Company issued a dilutive issuance notice that in accordance with Section 3(b) of the Uplist Warrants, upon closing of the July 12, 2022 PIPE transaction, the exercise price of the Uplist Warrants shall be reduced from the current exercise price of $5.1875 to $2.01.

On February 11, 2022, we entered into a transaction with Calvary Fund, the provider of our 2021 bridge financing for the retirement of its debt instrument, principal and interest with a combined value of $1,566,659.00 through the issuance of securities, consisting of (i) prefunded warrants (the “Calvary Warrants”) that are exercisable into 377,484 shares of common stock (the “Calvary Warrant Shares”) at $4.15 per Calvary Warrant, and (iii) immediately exercisable Uplist Warrants to purchase up to 377,484 shares of common stock with an exercise price of $5.1875 per warrant and will expire five years from the date of issuance. On July 8, 2022, the Company issued a dilutive issuance notice that in accordance with Section 3(b) of the Uplist Warrants, upon closing of the July 12, 2022 PIPE transaction, the exercise price of the Uplist Warrants shall be reduced from the current exercise price of $5.1875 to $2.01.

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

Calvary Fund exercised all of its Calvary Warrants by November 30, 2022 requiring the payment of an additional $0.01 per warrant and the written notice of exercise to the Company to convert the Calvary Warrant into one share of common stock of the Company. Calvary Fund continues to hold the 377,484 warrants exercisable at a price of $2.01 per warrant.

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

As of December 31, 2022, there were 27,411,385 warrants issued and outstanding to acquire additional shares of common stock. As of March 31, 2023, there were 27,411,385 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at December 31, 2022 and March 31, 2023. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	March 31, 2023 (unaudited)	December 31, 2022 (audited)

Stock Price	$0.14	$0.19
Exercise Price	$0.86	$0.86
Term (expected in years)	4.3	4.5
Volatility	32.12%	38.14%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	4.64%	4.69%

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2022, and for the three months ended March 31, 2023.

	Shares	Weighted- Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2021	701,776	$8.80	2.95 years	-
Granted	2,909,639	$5.1875	5.00 years	-
Granted in Debt Conversion	377,484	$5.1875	5.00 years
Granted Prefunded Warrants	11,579,885	$0.01	5.00 years
Granted in PIPE transaction	23,423,424	$0.86	5.00 years
Exercised	(11,957,369)	$0.01	-	-
Expired	(938)	-	-	-
Outstanding and Exercisable at December 31, 2022 (audited)	27,411,385	1.22	4.50 years
Granted	-	$0.00	0.00 years	-
Exercised	-	$0.01	0.00 years	-
Expired	-	-	-	-
Outstanding and Exercisable at March 31, 2023 (unaudited)	27,411,385	$1.22	4.50 years	-

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

Rent expense for operating leases totaled approximately $226,660 and $0 for the three months ended March 31, 2023, and 2022, respectively.

The Company does not have any equipment leases whereby we finance this equipment needed for operations at competitive finance rates. New equipment to be financed in the near term, if necessary, may not be obtainable at competitive pricing with increasing interest rates.

Rental equipment expense for finance leases totaled approximately $0 and $0 for the three months ended March 31, 2023, and 2022, respectively.

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

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

The adoption of ASC 842 resulted in the recognition of ROU assets of $0 and lease liabilities for operating leases of $0 on the Company’s condensed consolidated balance sheet as of January 1, 2019, with no material impact to its condensed consolidated statements of operations. The difference between the ROU assets and the operating lease liability represents the reclassification of (i) deferred rent balances, resulting from the historical operating leases, and (ii) certain accrued restructuring liabilities. The Company’s accounting for finance leases remained substantially unchanged from its accounting for capital leases in prior periods.

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

The Company’s operating leases are comprised primarily of facility leases and we have no finance leases for our vehicles or equipment.

Balance sheet information related to our leases is presented below:

		March 31,
	Balance Sheet location	2023	2022
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,733,829	$-
Right-of-use lease liability, current	Other current liabilities	989,892	-
Right-of-use lease liability, long-term	Right-of-use operating lease liability	743,937	-

Finance leases:
Right-of-use lease assets	Property, plant and equipment	-	-
Right-of-use lease liability, current	Current portion of long-term debt	-	-
Right-of-use lease liability, long-term	Long-term debt	-	-

The following provides details of the Company’s lease expense:

	Three Months Ended March 31,
	2023	2022
Operating lease expense, net	$226,660	$-
Finance lease expense:
Amortization of assets	-	-
Interest on lease liabilities	-	-
Total finance lease expense	-	-
Operating lease expense, net	$226,660	$-

Other information related to leases is presented below:

	2023		2022
Right-of-use assets acquired in exchange for operating lease obligations	$1,733,829		$-
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	-		-
Operating cash flows from operating leases	243,501		-
Weighted Average Remaining Lease Term:
Operating leases	3.0 years		0.0 years
Finance leases	0.0 years		0.0 years
Weighted Average Discount Rate:
Operating leases	5.00%		5.00%
Finance leases	n/a	%	n/a	%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2023 (nine months remaining)	$-	$862,857
2024	-	688,526
2025	-	163,794
2026	-	62,792
2027	-	3,733
Thereafter	-	-
Total future minimum lease payments, undiscounted	-	1,781,702
Less: Imputed interest	(-)	(104,664)
Present value of future minimum lease payments	$-	$1,677,038

Rental expense totaled approximately $226,660 and $0 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the three-month periods ended March 31, 2023 and 2022, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of March 31, 2023 and December 31, 2022 there was approximately $0 and $0, respectively, in outstanding letters of credit issued in the normal course of business. These letters of credit would reduce our available borrowings, if we had any. During the three months ended March 31, 2023 the Company entered into a line of credit with a major financial institution.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2023, through the date the financial statements were issued and determined that there were the following subsequent events:

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received $980,000 on April 20, 2023, which was net of fees owed to the Lender. The Secured Loan requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000 to the Lender. The Secured Loan bears interest at 22.8%. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second only to a previously secured line of credit and contains other customary terms and conditions for agreements of its type. Further, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan.

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

We focus on primarily using U.S.-made steel as the primary component of our safes and personal security products. We believe our products are designed to safely store firearms, as well as store our customers’ priceless keepsakes, family heirlooms and treasured memories, and aim to make our products accessible at various price points for home use. We believe our products are designed for safety, quality, reliability, features and performance. Our safes are designed, manufactured and sold under the American Rebel, Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands.

In addition to branded safes, we offer an assortment of personal security products as well as apparel and accessories for men and women under the American Rebel brand. Our backpacks utilize what we believe is a distinctive sandwich-method concealment pocket, which we refer to as our Personal Protection Pocket, to hold firearms in place securely and safely. Concealment pockets on our Freedom 3.0 and Freedom 2.0 Concealed Carry Jackets incorporate a silent operation opening and closing with the use of a magnetic closure.

We believe that we have the potential to continue to create an American brand community presence, in part through our Chief Executive Officer, Mr. Charles A. “Andy” Ross, who has written, recorded and performs a number of songs about the American spirit of independence. We believe our customers identify with the values expressed by our Chief Executive Officer through the “American Rebel” brand.

Through our growing network of dealers, we promote and sell our products in select regional retailers and local specialty safe, sports, hunting and firearms stores, as well as via e-commerce marketplaces. The brand shares a commitment to offering products of what we believe are enduring quality and comfort that allow customers to keep their valuable belongings safe on the go and express their patriotism and style, which is synonymous with the American Rebel brand.

We generate revenue from the following activities:

a.	Safes – we offer a wide range of home, office and personal safe models, in a broad assortment of sizes, features and styles, which are constructed with U.S.-made steel. Demand for our safes is relatively strong across all segments of our customers, including individuals and families seeking to protect their valuables, businesses seeking to protect valuables and irreplaceable items such as artifacts and jewelry, and dispensaries servicing the community that seek to protect their inventory and cash flow. In addition, the demand for our safes has also been relatively strong among responsible gun owners, sportsmen, competitive shooters and hunters seeking a premium and responsible solution to secure valuables and firearms, to prevent theft and to protect loved ones. We expect to benefit from increasing awareness of and need for safe storage of firearms in future periods. Below is a summary of the different safes we currently make:

i.	Large Safes – All of our large safes share the same high-quality workmanship, are constructed out of U.S.-made steel and feature double plate steel doors, double-steel door casements and reinforced door edges. Each of these safes provide up to 90 minutes of fire protection at 1200 degrees Fahrenheit. Many of our safes offer a fully adjustable interior to fit our customers’ needs. Depending on the model, one side of the interior may have shelves and the other side set up to accommodate long guns. There are optional additions such as Rifle Rod Kits and Handgun Hangers to increase the storage capacity of the safe. These large safes offer greater capacity for secure storage and protection, and our safes are designed to prevent unauthorized access, including in the event of an attempted theft, natural disaster or fire. We believe that a large, highly visible safe also acts as a deterrent to any prospective thief.

ii.	Personal Safes – The safes in our compact safe collection are easy to operate and carry as they fit into briefcases, desks or under vehicle seats. These personal safes meet Transportation Security Administration (“TSA”) airline firearm guidelines and fit comfortably in luggage when required by travel regulations.

iii.	Vault Doors – Our U.S.-made vault doors combine style with what we believe are superior theft and fire protection for an elegant look that fits any decor. Newly-built, higher-end homes often add vault rooms and we believe our vault doors, which we designed to facilitate secure access to such vault rooms, provide ideal solutions for the protection of valuables and shelter from either storms or intruders. Whether it’s in the context of a safe room, a shelter, or a place to consolidate valuables, our American Rebel, Champion and Superior in- and out-swinging vault doors provide maximum functionality to facilitate a secure vault room. Our vault doors are constructed of 4 ½” double steel plate thickness, A36 carbon steel panels with sandwiched fire insulation, a design that provides greater rigidity, security and fire protection. Active bolt works, which is the locking mechanism that bolts the safe door closed so that it cannot be pried open, and which is considered to be by some locksmiths among the smoothest and strongest in the industry, and three external hinges that support the weight of the door, are some of the features of the vault door. For safety and when the door is used for a panic or safe room, a quick release lever is installed inside the door.

iv.	Dispensary Safes - Our HG-INV Inventory Safe, a safe tailor-made for the cannabis industry, provides cannabis and horticultural plant home growers a reliable and safe solution. Designed with medical marijuana or recreational cannabis dispensaries in mind, including with respect to increasing governmental and insurance industry regulation to lock inventory after hours, our HG-INV Inventory Safe delivers a high level of user experience.

b.	Personal Security - our concealed carry backpack selection consists of an assortment of sizes, features and styles.

c.	Apparel and Accessories - we offer a wide range of concealed carry jackets, vests and coats for men and women. We also offer patriotic apparel for the whole family, with the American Rebel imprint. Our apparel line serves as “point man” for the brand, often acting as the first point of exposure that people have to all things American Rebel. Our apparel line is designed and branded to be stylish, patriotic and bold. We emphasize styling that complements our enthusiasts’ and customers’ lifestyle, representing the values of our community and quintessential American character. We believe the American Rebel clothing line style is not only a fashion statement; we seek to cultivate a sense of pride of belonging to our patriotic family, in our customers’ adventures and in life.

The costs of our revenue primarily consist of productions costs, product development, consulting, and marketing and brand development fees.

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions, such as the effects of the COVID-19 pandemic. The consequences of the pandemic and impact on the U.S. and global economies continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has had a significant effect on the safe and personal security industry and on the apparel industry. If the recovery from the COVID-19 pandemic is not robust, the impact could be prolonged and severe. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. While our manufacturing capabilities have been suffering, and could continue to suffer from mandatory, forced production disruptions and supply chain shortages, which negatively impact our ability to satisfy the demand for our products, as the result of the pandemic, we expect that the impact of such attrition would be mitigated by the addition of new customers resulting from the increasing demand for home, office and personal safety and security. The extent to which the COVID-19 pandemic will impact our operations, ability to obtain financing or future financial results is uncertain at this time. Due to the effects of COVID-19, management worked to reduce unnecessary marketing expenditures and worked to improve staff and human capital expenditures, while maintaining overall workforce levels. The Company expects but cannot guarantee that demand for its safes and personal security products will continue to keep growing in 2023 and beyond, as customers continue to spend more time working remotely, and increasing regulation in many states mandating safe ammunition storage, accelerating the demand for our responsible solution safes and making them a necessary appliance for any household, providing protection for expensive firearms and other valuables. Overall, management is focused on effectively positioning the Company for meeting the increasing demand for our safes and faster production turnaround.

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

Additionally, our Concealed Carry Product line and Safe line serve a large and growing market segment. We believe that interest in safes increase, as well as in our complimentary concealed carry backpacks and apparel as a by-product, when interest of the general population in firearms increase. To this extent, the FBI’s National Instant Criminal Background Check System (NICS), which we believe serves as a proxy for gun sales since a background check is generally needed to purchase a firearm, reported a record number of background checks in 2020, 39,695,315. The prior annual record for background checks was 2019’s 28,369,750. In 2021, there were 38,876,673 background checks conducted, similar to that of 2020’s annual record which was 40% higher than the previous annual record in 2019. Background checks in 2023 are continuing on a pace to exceed the 2019 totals as well. While we do not expect this increase in background checks to necessarily translate to an equivalent number of additional safes purchased, we do believe it might be an indicator of the increased demand in the safe market. In addition, certain states (such as Massachusetts, California, New York and Connecticut) are starting to legislate new storage requirements in respect of firearms, which is expected to have a positive impact on the sale of safes. We have also recognized a growth in first-time gun buyers and their propensity to purchase a gun safe simultaneously with their first-time gun purchase. The previous trend was that gun buyers would wait to purchase a gun safe until multiple firearms were owned.

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

Champion founder Ray Crosby is a foundational figure in the safe business with over 40 years of experience in the industry. Mr. Crosby and his brother Jay founded Liberty Safe, in 1988, which recently sold to a middle market private investment firm for approximately $147.5 million. In 1999, Mr. Crosby founded Champion Safe, later expanding to include Superior Safe and Safe Guard Security Products. Champion Safe employs over 100 employees in their Utah factory and over 300 employees in their Nogales, Mexico facility just south of the U.S. border. The majority of the midline and value priced safes industry-wide are manufactured in China, but Mr. Crosby had the foresight to build his own facility in Mexico and utilize American-made steel exclusively. Steep tariffs were imposed on China manufactured safes by the Trump administration and were continued for a time under the Biden administration. The prices of components for the made-in-China safes have dramatically increased as well as the transportation costs to import these Chinese-made safes. Mr. Crosby’s decision to build his own facility in Mexico as opposed to importing Chinese-made safes has proven to be insightful and beneficial for Champion Safe.

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

Results of Operations

From inception through March 31, 2023, we have generated an operating deficit of $34,339,865. We expect to incur additional losses during the fiscal year ending December 31, 2023, and beyond, principally as a result of our increased investment in inventory, marketing expenses, and growth initiatives.

Three Months Ended March 31, 2023 Compared To Three Months Ended March 31, 2022

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Revenue	$4,402,099	$154,080
Cost of goods sold	2,791,326	96,719
Gross margin	1,610,773	57,361

Expenses:
Consulting/payroll and other costs	944,599	462,989
Rental expense, warehousing, outlet expense	226,660	-
Product development costs	16,495	33,273
Marketing and brand development costs	252,725	80,970
Administrative and other	361,149	438,305
Depreciation and amortization expense	29,090	900
	1,830,718	1,016,437
Operating income (loss)	(219,945)	(959,076)

Other Income (Expense)
Interest expense, net	(7,110)	(292,405)
Gain/(loss) on extinguishment of debt	-	(1,376,756)
Net income (loss) before income tax provision	(227,055)	(2,628,237)
Provision for income tax	-	-
Net income (loss)	$(227,055)	$(2,628,237)

For the three months ended March 31, 2023, we reported Revenues of $4,402,099 compared to Revenues of $154,080 for the three months ended March 31, 2022. The increase in Revenues of $4,248,109 (or 2,757% period over period (PoP)) for the current quarter compared to the three months ended March 31, 2022, is attributable to the closing of the Champion acquisition on July 29, 2022 and a general increase from Champion average quarterly sales of product. For the three months ended March 31, 2023, we reported Cost of Goods Sold of $2,791,326, compared to Cost of Goods Sold of $96,719 for the three months ended March 31, 2022. The increase in Cost of Goods Sold of $2,694,607 (or 2,786% period over period (PoP)) for the current quarter is due to a significantly greater number of sales of product during the quarter compared to the three months ending March 31, 2022 and again attributable to the closing of the Champion acquisition on July 29, 2022. For the three months ended March 31, 2023, we reported Gross Margin of $1,610,773, compared to Gross Margin of $57,361 for the three months ended March 31, 2022. The increase in Gross Margin of $1,553,412 (or 2,708% period over period (PoP)) for the three months ending March 31, 2023, compared to the three months ending March 31, 2022 is once again due to the closing of the Champion acquisition on July 29, 2022. Gross Margin percentages for the three months ended March 31, 2023 was 36.6% compared to 37.2% for the three months ended March 31, 2022. We expect our Gross Margin percentages to stay consistent within these two parameters until we achieve sufficient sales volume to increase our margins from better pricing power, from better buying power on our costs of goods, inventory and inventory management.

Operating Expenses

Total operating expenses for the three months ended March 31, 2023 were $1,830,718 compared to $1,016,437 for the three months ended March 31, 2022 as further described below. Overall we saw only an $814,281 increase in operating expenses or an 80% period over period (PoP) increase in operating expenses from the prior year comparable period. With the acquisition and integration of the Champion acquisition we expect this to be about the same going forward dropping as a percentage of Revenues as we increase overall sales volume.

For the three months ended March 31, 2023, we incurred consulting/payroll and other costs of $944,599 compared to consulting/payroll and other costs of $462,989 for the three months ended March 31, 2022. The increase in consulting/payroll and other costs of $481,610 (or 104% period over period (PoP)) was due to the increase in the number of employees and the size of the Company post-acquisition of the Champion Entities. The Company expects to try and maintain its consulting/payroll and other costs as we further expand our sales volume.

For the three months ended March 31, 2023, we incurred rental expense, warehousing, outlet expense of $226,660, compared to rental expense, warehousing, outlet expense of $0 for the three months ended March 31, 2022. The increase in rental expense, warehousing, outlet expense of $226,660 is due to the significant number of leases and properties that the Company rents to conduct the Champion business acquisition. Prior to the Champion business acquisition, the Company included lease expense in the Administrative and other account. The significant number of leases and properties that the Company rents to conduct the Champion business provides a better presentation of expenses with a separate account line. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term. The Company may look to consolidate some of its space as needed as it fine tunes the Champion business.

For the three months ended March 31, 2023, we incurred product development expenses of $16,495, compared to product development expenses of $33,273 for the three months ended March 31, 2022. The decrease in product development expenses of $16,778 (or -50% period over period (PoP)) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which provides for a better presentation of those expenses than pure product development expense. The Company expects to maintain this level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended March 31, 2023, we incurred marketing and brand development expenses of $252,725, compared to marketing and brand development expenses of $80,970 for the three months ended March 31, 2022. The increase in marketing and brand development expenses of $171,755 (or 212% period over period (PoP)) relates primarily to an increase of activities including major trade shows and the availability of working capital for these types of expenses as well as increased costs attributable to our acquisition and integration of the Champion business.

For the three months ended March 31, 2023, we incurred administrative and other expense of $361,149, compared to administrative and other expense of $438,305 for the three months ended March 31, 2022. The decrease in administrative and other expense of $77,156 (or -17% period over period (PoP)) relates directly to the significant 2022 legal and other professional fees that we incurred in our registered public offerings, offset by some additional expenses picked up from our acquisition of Champion. The Company believes as it grows its sales base it will also need to increase its administrative and other expense commensurate with the increased profits for the future.

For the three months ended March 31, 2023, we incurred depreciation and amortization expense of $29,090, compared to depreciation and amortization expense of $900 for the three months ended March 31, 2022. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the three months ended March 31, 2023, we incurred interest expense of $7,110, compared to interest expense of $292,405 for the three months ended March 31, 2022. The decrease in interest expense of $285,295 is due to a significant number of notes being paid during 2022 that were able to be paid in full from the various financings. During the three months ended March 31, 2023, we incurred a loss on extinguishment of debt of $0, compared to $1,376,756 during the three months ended March 31, 2022. The decrease in loss on extinguishment of debt is due to the charge necessary through the amortization of the debt discount recorded for the issuance of shares of common stock in connection with working capital loans retired during 2022. The Company expects to manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a minimum as we grow the business and its sales volume.

Net Loss

Net loss for the three months ended March 31, 2023, amounted to $227,055, resulting in a loss per share of $0.01, compared to $2,628,237 for the three months ended March 31, 2022, resulting in a loss per share of $0.83. The significant decrease in the net loss from the three months ended March 31, 2022 to the three months ended March 31, 2023 is primarily due to one-time transactional costs related to 2022 financings and as well our preparation costs for the Champion acquisition. The Company’s management believes with increasing sales volume and strict adherence on cost cutting measures and best practices that net positive income can be achieved for the business.

Liquidity and Capital Resources

We are a company in the growth and acquisition stage and our revenue from our planned operations does not cover our operating expenses. We had a working capital asset of $6,678,562 at December 31, 2022 and working capital asset of $6,477,127 at March 31, 2023 due to the successful closings of our two public financing transactions (one in February 2022 and the other in July 2022) and have incurred a deficit of $34,339,865 from inception to March 31, 2023. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities.

During the three months ended March 31, 2023, we raised net cash of approximately $0 through the issuance of common and preferred shares, as compared to approximately $10,500,000 for the three months ended March 31, 2022. During the three months ended March 31, 2023, we raised net cash of approximately $0 through the issuance of notes payable secured by inventory, as compared to approximately $60,000 for the three months ended March 31, 2022.

As we continue with the launch of the American Rebel branded safes and concealed carry product line as well our recently acquired Champion line of products we expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures.

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

Debt Restructuring

The Company during early 2022 engaged in and completed a financial restructuring (the “Debt Restructuring”), that included extending, renewing, and restructuring the terms of loans with several investors and third-party creditors. The completion of the registered public offering in February 2022 provided the necessary funds to pay off multiple loans with several investors and third-party creditors, leaving a small but manageable amount of debt on the books.

Promissory Notes – Working Capital

As part of the Debt Restructuring (as defined above), the Company entered into several replacement notes to extend the maturities on certain notes with working capital lending partners.

On July 1, 2022, the Company entered into a $600,000 unsecured promissory note with an accredited investor, our working capital lending partner. The unsecured promissory note bears interest at 12% per annum. The principal of the unsecured promissory note is due on March 31, 2023. The unsecured promissory note contains customary warranties, covenants and representations of the Company.

Line of Credit

During the month of February 2023, the Company entered into a $2 million Line of Credit. The Line of Credit accrues interest at a rate as determined by BSBY Daily Floating Rate plus 2.05 percentage points (which at March 31, 2023 was in total 6.95%), and is secured by all of the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding liability of the Line of Credit at March 31, 2023 was $1.7 million. A copy of the Line of Credit Agreement is attached hereto as Exhibit 4.6.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a – Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2 - Unregistered Sales of Equity Securities

During the three months ending March 31, 2023, no unregistered sales of equity securities occurred.

Subsequent Issuances after Quarter End

During the period covered by this Report until the date of filing of this Report, May 15, 2023, the Company has not issued or authorized the sale of any equity securities.

All of the above-described issuances (if any) were exempt from registration pursuant to Section 4(a)(2) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2023.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received $980,000 on April 20, 2023, which was net of fees to the Lender. The Secured Loan requires 64 weekly payments of $20,000, for a total repayment of $1,280,000 to the Lender. The principal balance bears interest at 22.8%. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second only to a previously secured line of credit and contains other customary terms and conditions for agreements of its type. Further, the Company’s CEO, Charles A. Ross, Jr., provided a personal guaranty for the Secured Loan.

The foregoing description of the Secured Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Secured Loan, which was attached as Exhibit 4.1 to the Current Report on Form 8-K dated May 1, 2023 and is incorporated herein by reference.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Securities Purchase Agreement, dated June 9, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.14 to Form 10-K, filed March 31, 2022)
4.5	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.6#	Line of Credit Agreement dated February 10, 2023
4.7	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Smith Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.40 to Form 10-K, filed May 17, 2021)
10.5†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.6†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)

10.7	Securities Purchase Agreement, dated July 7, 2022, between American Rebel Holdings, Inc. and the Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 8, 2022)
10.8	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 8, 2022)
10.9	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 8, 2022)
10.10	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed July 8, 2022)
10.11	Engagement Letter, dated July 8, 2022, between American Rebel Holdings, Inc. and EF Hutton (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed July 18, 2022)
31.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification of Chief Executive Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 15, 2023

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

