Form 10-Q
period 2023-06-30
AMERICAN REBEL HOLDINGS INC
filed 2023-08-14
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of August 14, 2023, was 2,842,311 shares. An additional 30,520 shares of common stock are authorized but unissued.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets of American Rebel Holdings, Inc. at June 30, 2023 (unaudited) and December 31, 2022 (audited)	3

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the six months and three months ended June 30, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the six months ended June 30, 2023 and 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the six months ended June 30, 2023 and 2022 (unaudited)	7

	Notes to the Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	35

Item 4.	Mine Safety Disclosure	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		37

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
		(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,733,253	$356,754
Accounts receivable	1,982,483	1,613,489
Prepaid expense	160,295	207,052
Inventory	8,563,465	7,421,696
Inventory deposits	310,587	309,684
Total Current Assets	13,750,083	9,908,675

Property and Equipment, net	402,157	456,525

OTHER ASSETS:
Lease deposits	29,120	18,032
Right-of-use lease assets	1,487,271	1,977,329
Goodwill	4,200,000	4,200,000
Total Other Assets	5,716,391	6,195,361

TOTAL ASSETS	$19,868,630	$16,560,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$2,288,920	$2,523,551
Accrued interest	103,919	103,919
Loan – Officer – related party	146,000	-
Loans – Working capital	1,482,449	602,643
Line of credit	1,359,683	-
Right-of-use lease liabilities, current	965,529	992,496
Total Current Liabilities	6,346,500	4,222,609

Right-of-use lease liabilities, long-term	521,742	984,833

TOTAL LIABILITIES	6,868,242	5,207,442

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 175,000, and 175,000 issued and outstanding, respectively at June 30, 2023 and December 31, 2022
Series A Preferred Shares	100	100
Series B Preferred Shares	75	75
Common Stock, $0.001 par value; 600,000,000 shares authorized; 748,720 and 677,221 issued and outstanding, respectively at June 30, 2023 and December 31, 2022	749	677
Additional paid in capital	47,929,533	45,465,077
Accumulated deficit	(34,930,069)	(34,112,810)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,000,388	11,353,119

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,868,630	$16,560,561

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Revenue	$3,670,571	$338,706
Cost of goods sold	2,982,688	241,078
Gross margin	687,883	97,628

Expenses:
Consulting/payroll and other costs	931,505	246,407
Rental expense, warehousing, outlet expense	275,474	-
Product development costs	-	113,190
Marketing and brand development costs	172,617	149,249
Administrative and other	833,851	1,172,418
Depreciation and amortization expense	25,275	455
	2,238,722	1,681,719
Operating income (loss)	(1,550,839)	(1,584,091)

Other Income (Expense)
Interest expense, net	(148,437)	(18,001)
Employee retention credit funds, net of costs to collect	1,107,672	-
Gain/(loss) on sale of equipment	1,400	-
Net income (loss) before income tax provision	(590,204)	(1,602,092)
Provision for income tax	-	-
Net income (loss)	$(590,204)	$(1,602,092)
Basic and diluted income (loss) per share	$(0.87)	$(20.75)
Weighted average common shares outstanding - basic and diluted	679,000	126,760

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Revenue	$8,072,670	$492,786
Cost of goods sold	5,774,014	337,797
Gross margin	2,298,656	154,989

Expenses:
Consulting/payroll and other costs	1,876,104	709,396
Rental expense, warehousing, outlet expense	502,134	-
Product development costs	16,495	146,463
Marketing and brand development costs	425,342	230,219
Administrative and other	1,195,000	1,610,723
Depreciation and amortization expense	54,365	1,355
	4,069,440	2,698,156
Operating income (loss)	(1,770,784)	(2,543,167)

Other Income (Expense)
Interest expense, net	(155,547)	(310,406)
Employee retention credit funds, net of costs to collect	1,107,672	-
Gain/(loss) on sale of equipment	1,400	-
Gain/(loss) on extinguishment of debt	-	(1,376,756)
Net income (loss) before income tax provision	(817,259)	(4,230,329)
Provision for income tax	-	-
Net income (loss)	$(817,259)	$(4,230,329)
Basic and diluted income (loss) per share	$(1.21)	$(33.37)
Weighted average common shares outstanding - basic and diluted	678,000	126,760

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2021	63,895	$64	$377	$22,798,839	$(26,969,657)	$(4,170,337)

Sale of common stock, net	106,345	106	-	9,038,350	-	9,038,456
Common stock issued as compensation	9,345	9	-	969,526	-	969,535
Preferred stock converted into common stock	10,068	10	(202)	192	-	-
Conversion of debt into warrants	-	-	-	1,566,559	-	1,566,559
Net loss for the six months ending June 30, 2022	-	-	-	-	(4,230,329)	(4,230,329)

Balance – June 30, 2022	189,653	$189	$175	$34,373,466	$(31,199,986)	$3,173,844

Balance – December 31, 2022	677,221	$677	$175	$45,465,077	$(34,112,810)	$11,353,119

Sale of common stock	71,499	72	-	312,380	-	312,452
Sale of 615,000 pre-funded common stock warrants $4.36 per share, exercise price of $0.01	-	-	-	2,681,400	-	2,681,400
Prefunded common stock warrant offering costs and fees	-	-	-	(529,324)	-	(529,324)
Effect o reverse stock split round lot shares of 2,093,591	2,093,591	2,094	-	(2,094)	-	-
Post quarter effectuation	(2,093,591)	(2,094)	-	2,094	-	-
Net loss for the six months ending June 30, 2023	-	-	-	-	(817,259)	(817,259)

Balance – June 30, 2023	748,720	$749	$175	$47,929,533	$(34,930,069)	$13,000,388

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2023	For the six months ended June 30, 2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(817,259)	$(4,230,329)
Depreciation and amortization	54,365	1,355
Gain on sale of equipment	(1,400)	-
Compensation paid through issuance of common stock	-	969,535
Amortization of loan discount	-	1,000,457
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	(368,993)	(172,307)
Prepaid expenses	46,756	(469,295)
Inventory	(1,142,671)	(140,639)
Inventory deposits and other	(11,087)	(224,894)
Accounts payable and accrued expense	(234,630)	(637,706)
Net Cash (Used in) Operating Activities	(2,474,919)	(3,903,823)

CASH FLOW FROM INVESTING ACTIVITIES:
Disposition/(purchase) of fixed assets	1,402	(13,651)
Net Cash Provided by/(Used in) Investing Activities	1,402	(13,651)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and prefunded warrants, net of offering costs paid of $529,324 and $1,461,544, respectively	2,464,528	9,038,456
Proceeds from line of credit	1,700,000	-
Proceeds (repayments) of loans – officer - related party	146,000	(81,506)
Principal payments on line of credit, net	(340,317)	-
Proceeds from working capital loan	1,000,000	-
Principal payments on working capital loan – recent	(117,800)	-
Proceeds from working capital loan – pre-existing lender	-	60,000
Principal payments on working capital loan - pre-existing lender	(2,395)	-
Principal payment on loans – nonrelated parties	-	(2,607,108)
Net Cash Provided by Financing Activities	4,850,016	6,409,842

CHANGE IN CASH	2,376,499	2,492,368

CASH AT BEGINNING OF PERIOD	356,754	17,607

CASH AT END OF PERIOD	$2,733,253	$2,509,975

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$156,252	$206,607
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of debt into equity	$-	$1,950,224

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Nature of operations

The Company develops and sells branded products in the self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its acquisition of the “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.) the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand.

To varying degrees, the consequences of the COVID-19 pandemic continue to affect our operating business. Significant government and private sector actions have taken place to control the spread and mitigate the economic effects of the virus and its variants. The development of geopolitical conflicts, supply chain disruptions and government actions to slow rapid inflation in recent years have produced varying effects on our business. The economic effects from these events over long term cannot be reasonably estimated at this time. Accordingly, estimates used in the preparation of our financial statements, including those associated with the evaluation of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us (through accounts receivable) and the estimations of certain losses assumed under warranty and other liability contracts, may be subject to significant adjustments in future periods.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, American Rebel, Inc., and the Champion Entities. All significant intercompany accounts and transactions have been eliminated.

Year-end

The Company’s year-end is December 31.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Inventory and Inventory Deposits

Inventory consists of backpacks, jackets, safes, other storage products and accessories manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or market value. The Company determines an estimate for the reserve of slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. The Company makes deposit payments on certain inventory to be manufactured that are carried separately until the manufactured goods are received into inventory.

Fixed assets and depreciation

Property and equipment are stated at cost, net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded using the straight-line method over the estimated useful life of the asset, which ranges from five to seven years.

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

Advertising costs

Advertising costs are expensed as incurred; Marketing costs which we consider to be advertising costs incurred were $172,617 and $149,249 for the three-month periods ended June 30, 2023, and 2022, respectively, and $425,342 and $230,219 for the six-month period then ended, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023, and December 31, 2022, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the three months ended June 30, 2023 and June 30, 2022, net loss per share was $(0.87) and $(20.75), respectively, and for the six months ended June 30, 2023 and June 30, 2022, net loss per share was $(1.21) and $(33.37), respectively

Fully diluted shares outstanding is the total number of shares that the Company would theoretically have if all dilutive securities were exercised and converted into shares. Dilutive securities include options, warrants, convertible debt, preferred stock and anything else that can be converted into shares. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of dilutive securities, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled none and none as of June 30, 2023 and December 31, 2022, respectively. All other dilutive securities are listed below.

The following table illustrates the total number of common shares that would be converted from common stock equivalents issued and outstanding at the end of each period presented; as of June 30, 2023 and as of June 30, 2022, respectively.

	June 30, 2023	June 30, 2022

Shares used in computation of basic earnings per share for the periods ended	678,000	126,760
Total dilutive effect of outstanding stock awards or common stock equivalents	1,078,000	75,500
Shares used in computation of fully diluted earnings per share for the periods ended June 30, 2023 and June 30, 2022, respectively	1,756,000	202,260

Net income (loss)	$(817,259)	$(4,230,329)
Fully diluted income (loss) per share	$(0.47)	$(20.92)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2023, and December 31, 2022, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three-month and six-month periods ended June 30, 2023, and 2022, respectively, no income tax expense has been recorded.

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

Warranties

The Company’s safe manufacturing business estimates its exposure to warranty claims based on both current and historical (with respect to the Champion Entities) product sales data and warranty costs (actual) incurred. The Company assesses the adequacy of its recorded warranty liability each quarter and adjusts the amount as necessary. Warranty liability is included in our accrued expense accounts in the accompanying condensed consolidated balance sheets. We estimate that warranty liability is nominal or negligible based on the superior quality of products and our excellent customer relationships. Warranty liability recorded was $93,458 as of December 31, 2022 and $99,238 as of June 30, 2023.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through June 30, 2023, and believes that none have a material effect on the Company’s financial statements.

Concentration risks

Prior to the closing of the Champion Entities, the Company purchased a substantial portion (over 20%) of its inventory from 2 third-party vendors. With the closing and integration of the Champion Entities, the Company no longer purchases a substantial portion (over 20%) of its inventory from the 2 third-party vendors. As of June 30, 2023, the net amount due to these 2 third-party vendors (accounts payable and accrued expense) was $0. The loss of vendor relationships could have a material effect on the Company; however, the Company believes sufficient suppliers could be substituted should these third-party vendors/suppliers become unavailable or non-competitive for us.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur net losses for the six months ended June 30, 2023, and 2022 of ($817,259) and ($4,230,329), respectively. The Company’s accumulated deficit was ($34,930,069) as of June 30, 2023, and ($34,112,810) as of December 31, 2022. The Company’s working capital was $7,403,583 as of June 30, 2023, compared to $6,678,562 as of December 31, 2022. The increase in working capital from December 31, 2022, to June 30, 2023, is due to the Company increasing its overall inventory and accounts receivable balances offset by smaller increases in liabilities as well as incurring a net loss during the six months ending June 30, 2023.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues and profitability.

Management believes that sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution to its existing stockholders. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay some of its business objectives and efforts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Inventory – finished goods	$8,563,465	$7,421,696
Inventory deposits	310,587	309,684
Total Inventory and deposits	$8,874,052	$7,731,380

With the integration of Champion we eliminated the need to hold inventory with our American Rebel, Inc. subsidiary at its facility. We do not believe we have a risk of concentration in our purchasing of inventory materials, sourcing needs or manufacturing. As reported in our Annual Report filed on Form 10-K Champion added approximately $5,400,000 in inventory on the date of purchase less intercompany deposits of approximately $600,000 which is included in our balances as of December 31, 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)

Plant, property and equipment	$367,317	$367,317
Vehicles	423,515	448,542
Property and equipment gross	790,832	815,859
Less: Accumulated depreciation	(388,675)	(359,334)
Net property and equipment	$402,157	$456,525

For the six months ended June 30, 2023, and 2022 we recognized $54,365 and $1,355 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross includes a base salary and a bonus based upon certain performance measures approved by the Board of Directors.

Doug Grau serves as the Company’s President. Compensation for Mr. Grau includes a base salary and a bonus based upon certain performance measures approved by the Board of Directors. Mr. Grau lent the Company approximately $146,000 during the six months ended June 30, 2023, the loan is an unsecured non-interest-bearing demand note.

NOTE 6 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with a major financial institution (“Line of Credit”). The Line of Credit accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at June 30, 2023 for the Company was 7.22%), and is secured by all the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding amount due on the Line of Credit at June 30, 2023 and December 31, 2022 was, respectively.

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)

Line of credit from a financial institution.	$1,359,683	$-

Total recorded as a current liability	$1,359,683	$-

Current and long-term portion. As of June 30, 2023 the total balance due of $1,359,683 reported as current as the Line of Credit is to be repaid within one year, with subsequent drawdowns as needed by the Company. The Company paid a one-time loan fee equal to 0.1% of the Line of Credit amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus 2.05% rate.

The Company drew down on the Line of Credit initially in the amount of $1.7 million, with subsequent net payments and draws on the Line of Credit in the amount of $340,317. The Company has not increased the Line of Credit amount beyond the initial drawdown and has paid interest expense of $XX to the financial institution for the six months ended June 30, 2023. The Company intends to keep the Line of Credit open and in existence to enhance the profitability and working capital needs of the Champion entities.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Working capital loan with a limited liability company domiciled in the state of Georgia. The working capital loan is demand loan and accrues interest at 12% per annum and interest only payments that are due by the 15th of month following the close of the quarter.	600,000	600,000

Working capital loans with a major financial institution converted from a revolving line of credit to a strict payoff loan agreement with the major financial institution. Annual interest rate approximates 22.5% per annum and consists of two revolving line of credit accounts.	249	2,643

Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our CEO, Mr. Charles A Ross. The working capital loan requires payments of $20,000 each for 64 weeks on the Friday following funding. The working capital loan is due and payable on July 5, 2024 with a final payment of $20,000.	882,200	-

	$1,482,449	$602,643

Total recorded as a current liability	$1,482,449	$602,643

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received the loan net of fees of $20,000. The Secured Loan requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000. The Secured Loan bears interest at 41.4%. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company also is required to pay a a fee associated with the Lender and its introduction to the Company of $80,000 to be made in equity of the Company.

During the six months ending June 30, 2022, the Company completed the sale of several short-term notes under similar terms as its other short-term notes totaling $60,000. The notes are secured by a pledge of certain inventory items and the Company’s Chief Executive Officer’s personal guaranty.

During the six months ending June 30, 2022, the Company repaid $2,541,634 of these short-term notes and completed the conversion of short-term notes with a face value of $1,950,224 along with accrued interest into shares of common stock with a fair value of $2,803,632, resulting in a loss on extinguishment of $1,376,756. The conversion was done in connection with the Company’s registered public offering in February 2022.

At June 30, 2023, and December 31, 2022, the outstanding balance due on all of the working capital notes payable was $1,482,449 and $602,643, respectively. These amounts do not include interest payable on the various notes where interest was not paid in full per the terms of the notes. As of June 30, 2023, the Company was in default on $600,000 of the notes payable – working capital as the $600,000 in notes were due and payable by March 31, 2023. Subsequent to June 30, 2023, the Company refinanced this $600,000 note with the accredited investor and this note is no longer in default. Please see Note 15 – SUBSEQUENT EVENTS.

NOTE 8 – GOODWILL AND ACQUISITION OF THE CHAMPION ENTITIES

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

As of June 30, 2023 and December 31, 2022, we had goodwill of $4,200,000 and $4,200,000, respectively, presented within other long-term assets in our condensed consolidated balance sheets, primarily related to our 2022 acquisition of Champion Entities. During the 2nd quarter of 2023, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed, and we did not recognize any goodwill impairment for the six months ending June 30, 2023.

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

The acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration of approximately $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed the Seller for approximately $400,000 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021. In addition to the payments to the Seller, the Company paid costs specifically associated with the acquisition of Champion and its integration of $350,000; $200,000 was paid to our investment banker in analyzing the acquisition and purchase of Champion as well as we paid $150,000 to Champion’s independent PCAOB registered accounting firm to conduct a two year of audit and subsequent interim review report of their financial condition and reports.

Accounting for the Business Combination

Under the acquisition method of accounting, the acquired tangible and intangible assets and assumed liabilities are recognized based on their estimated fair values as of the business combination closing date. Pro forma adjustments were preliminary and based on estimates of the fair value and useful lives of the assets acquired and liabilities assumed as of December 31, 2022 which have been prepared to illustrate the estimated effect of the business combination (see Note 15 – Pro Forma Condensed Combined Financial Information (Unaudited) to our Annual Report filed on Form 10-K).

The Company may recognize a negligible deferred tax benefit as a result of the acquisition. Due to the acquisition, a temporary differences between book and tax basis for the intangible assets acquired may result in a deferred tax liability and additional goodwill, which we believe to be negligible.

The acquisition was accounted for as a business combination in accordance with ASC 805. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair values as of July 29, 2022. The purchase price allocation is dependent upon certain valuation and other studies that have not yet been completed, nor may never be completed. Accordingly, the pro forma purchase price allocation may be subject to further adjustments. There can be no assurances that additional analyses and final determination of valuations will result in a change to the estimates of fair value set forth below.

The following is the estimate of the fair value of the assets acquired, liabilities assumed, and ensuing goodwill identified, reconciled to the purchase price transferred:

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
$10,237,420

The Company’s estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition, and the Company may continue to evaluate the underlying inputs and assumptions used in its valuations and would be subject to change. Preliminary estimates are subject to change during the measurement period, which we have determined to be one year from the date of the acquisition, which is July 29, 2023. (**- Customer lists and other intangibles are combined with goodwill at the end of each period and evaluated as to fair value. At June 30, 2023 and December 31, 2022, it was determined that total intangible assets (which includes goodwill) has a fair value of $4.2 million).

NOTE 9 – INCOME TAXES

At June 30, 2023 and December 31, 2022, the Company had a net operating loss carryforward of $34,930,069 and $34,112,810, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$7,335,000	$7,163,690
Total deferred tax asset	7,335,000	7,163,690
Less: Valuation allowance	(7,335,000)	(7,163,690)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of June 30, 2023, and December 31, 2022, was $7,335,000 and $7,163,690, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2023, and December 31, 2022, and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of June 30, 2023 and December 31, 2022:

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

On June 27, 2023, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25. The share numbers and pricing information in this report are adjusted to reflect the reverse stock split as of June 30, 2023. The June 30, 2023 share numbers do not reflect any adjustment due to the 100-share round lot rounding up that has been inherent in the Company’s reverse stock splits since 2022. A shareholder that held a minimum of 100 shares pre-reverse split, based on the reverse stock split now holds less than 100 shares of our common stock will be issued an additional number of shares to ensure that they continue to maintain at least 100 shares of our common stock in ownership. This round lot adjustment or mechanism was effectuated in part to comply with NASDAQ’s rule requiring the Company to maintain a minimum float of 1 million shares in the public float. Based on the reverse stock split ratio that was approved by management this minimum number of shares in the public float would not have been obtained without the round lot minimum guarantee.

Common stock and preferred stock

For the month of February 2022 the following transactions occurred: On February 3, 2022, multiple Series B Convertible Preferred stockholders converted 201,358 shares of their Series B Convertible preferred stock to 10,068 shares of common stock of the Company. On February 3, 2022, the Company converted two outstanding notes into 7,443 shares of common stock of the Company. On February 10, 2022, the Company received an equity investment of $10,500,000 to purchase 101,205 shares of the Company’s common stock through a registered public offering at $103.75 per share.

For the month of July 2022 the following transactions occurred: On July 12, 2022, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 20,372 shares of common stock at $27.75 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 448,096 shares of common stock (the “Prefunded Warrant Shares”) at $27.50 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 936,937 shares of common stock at an initial exercise price of $21.50 per share and will expire five years from the date of issuance.

For the month of August 2022 the following transactions occurred: On August 22, 2022, 4,000 shares of common stock were issued in return for services as a component of a February 2022 services agreement. During the month of August 2022, Armistice Capital Master Fund Ltd. exercised 17,618 Prefunded Warrants. Along with the exercise notice and payment of $4,404.41, 17,618 shares of common stock were issued.

For the month of September 2022 the following transactions occurred: During the month of September 2022, Armistice Capital Master Fund Ltd. exercised 107,318 Prefunded Warrants. Along with several exercise notices and payments totaling $26,829.60, 107,318 shares of common stock were issued.

For the month of October 2022 the following transactions occurred: During the month of October 2022, Armistice Capital Master Fund Ltd. exercised 323,160 Prefunded Warrants. Along with several exercise notices and payments totaling $80,790.00, 323,160 shares of common stock were issued.

For the month of November 2022 the following transactions occurred: During the month of November 2022, Calvary Fund exercised 15,099 Calvary Warrants (see Note 11 – Warrants and Options). Along with an exercise notice and payment totaling $3,774.84, 15,099 shares of common stock were issued.

For the month of June 2023 the following transactions occurred: On June 27, 2023, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “ 2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance.

At June 30, 2023 and December 31, 2022, there were 748,720 and 677,221 shares of common stock issued and outstanding, respectively; and 75,143 and 75,143 shares of Series B preferred stock issued and outstanding, respectively, and 100,000 and 100,000 shares of its Series A preferred stock issued and outstanding, respectively.

NOTE 11 – WARRANTS AND OPTIONS

On February 10, 2022, the Company received an equity investment of $10,500,000 to purchase 101,205 shares of the Company’s common stock through a registered public offering at $103.75 per share. Along with the issuance of the shares of common stock, the Company issued immediately exercisable warrants (the “Uplist Warrants”) to purchase up to 101,205 shares of common stock with an exercise price of $129.6875 per warrant and will expire five years from the date of issuance. Commensurate with the February 10, 2022 offering the Company issued to its underwriters immediately exercisable warrants to purchase up to 15,181 shares of common stock with an exercise price of $129.6875 per warrant and will expire five years from the date of issuance. On July 8, 2022, the Company issued a dilutive issuance notice that in accordance with Section 3(b) of the Uplist Warrants, upon closing of the July 12, 2022 PIPE transaction, the exercise price of the Uplist Warrants shall be reduced from the current exercise price of $129.6875 to $50.25.

On February 11, 2022, we entered into a transaction with Calvary Fund, the provider of our 2021 bridge financing for the retirement of its debt instrument, principal and interest with a combined value of $1,566,659.00 through the issuance of securities, consisting of (i) prefunded warrants (the “Calvary Warrants”) that are exercisable into 15,099 shares of common stock (the “Calvary Warrant Shares”) at $103.75 per Calvary Warrant, and (iii) immediately exercisable Uplist Warrants to purchase up to 15,099 shares of common stock with an exercise price of $129.6875 per warrant and will expire five years from the date of issuance. On July 8, 2022, the Company issued a dilutive issuance notice that in accordance with Section 3(b) of the Uplist Warrants, upon closing of the July 12, 2022 PIPE transaction, the exercise price of the Uplist Warrants shall be reduced from the current exercise price of $129.6875 to $50.25.

On July 12, 2022, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 20,372 shares of common stock at $27.75 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 448,096 shares of common stock (the “Prefunded Warrant Shares”) at $27.50 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 936,937 shares of common stock with an exercise price of $21.50 per warrant and will expire five years from the date of issuance.

On June 27, 2023, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “ 2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance.

As of December 31, 2022, no Prefunded Warrants remained issued and outstanding with respect to the July PIPE transaction. The Prefunded Warrants were purchased in their entirety by the holders of the warrants for $27.50 per warrant. The Prefunded Warrants required the payment of an additional $0.25 per warrant and the written notice of exercise to the Company to convert the Prefunded Warrant into one share of common stock of the Company. During the period from July 12, 2022 through December 31, 2022, the Company received notice on 448,096 Prefunded Warrants converting into 448,096 shares of common stock.

Calvary Fund exercised all of its Calvary Warrants by November 30, 2022 requiring the payment of an additional $0.25 per warrant and the written notice of exercise to the Company to convert the Calvary Warrant into one share of common stock of the Company. Calvary Fund continues to hold the 15,099 warrants exercisable at a price of $50.25 per warrant.

Along with the Prefunded Warrants the PIPE investors were issued immediately exercisable warrants to purchase up to 936,937 shares of the Company’s common stock with an exercise price of $21.50 per share expiring five years from the date of issuance, or July 11, 2027. Each Prefunded Warrant and share of common stock issued in the PIPE transaction received two warrants that were exercisable at $21.50 per share with a five-year expiry. None of these warrants have been exercised by the holders.

As of December 31, 2022, there were 1,096,455 warrants issued and outstanding to acquire additional shares of common stock. As of June 30, 2023, there were 2,397,954 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at December 31, 2022 and June 30, 2023. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)

Stock Price	$3.50	$4.75
Exercise Price	$21.50	$21.50
Term (expected in years)	4.3	4.5
Volatility	32.12%	38.14%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	4.64%	4.69%

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2022, and for the six months ended June 30, 2023.

	Shares	Weighted- Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2021	28,072	$220.00	2.95 years	-
Granted	116,386	$129.6875	5.00 years	-
Granted in Debt Conversion	15,099	$129.6875	5.00 years
Granted Prefunded Warrants	463,195	$0.25	5.00 years
Granted in PIPE transaction	936,937	$21.50	5.00 years
Exercised	(463,195)	$0.25	-	-
Expired	(38)	-	-	-
Outstanding and Exercisable at December 31, 2022 (audited)	1,096,455	30.50	4.50 years
Granted	1,301,499	$4.37	5.00 years	-
Exercised	-	$0.01	5.00 years	-
Expired	-	-	-	-
Outstanding and Exercisable at June 30, 2023 (unaudited)	2,397,954	$26.50	4.50 years	-

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

Rent expense for operating leases totaled approximately $453,320 and $0 for the six months ended June 30, 2023, and 2022, respectively.

The Company does not have any equipment leases whereby we finance this equipment needed for operations at competitive finance rates. New equipment to be financed in the near term, if necessary, may not be obtainable at competitive pricing with increasing interest rates.

Rental equipment expense for finance leases totaled approximately $0 and $0 for the six months ended June 30, 2023, and 2022, respectively.

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

The Company’s operating leases are comprised primarily of facility leases and as such we have no finance leases for our vehicles or equipment currently at this time.

Balance sheet information related to our leases is presented below:

		June 30,
	Balance Sheet location	2023	2022
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,487,271	$-
Right-of-use lease liability, current	Other current liabilities	965,529	-
Right-of-use lease liability, long-term	Right-of-use operating lease liability	521,742	-

Finance leases:
Right-of-use lease assets	Property, plant and equipment	-	-
Right-of-use lease liability, current	Current portion of long-term debt	-	-
Right-of-use lease liability, long-term	Long-term debt	-	-

The following provides details of the Company’s lease expense:

	Six Months Ended June 30,
	2023	2022
Operating lease expense, net	$453,320	$-
Finance lease expense:
Amortization of assets	-	-
Interest on lease liabilities	-	-
Total finance lease expense	-	-
Operating lease expense, net	$453,320	$-

Other information related to leases is presented below:

	2023		2022
Right-of-use assets acquired in exchange for operating lease obligations	$1,487,271		$-
Cash Paid For Amounts Included In Measurement of Liabilities:
Operating cash flows from finance leases	-		-
Operating cash flows from operating leases	490,058		-
Weighted Average Remaining Lease Term:
Operating leases	3.0 years		0.0 years
Finance leases	0.0 years		0.0 years
Weighted Average Discount Rate:
Operating leases	5.00%		5.00%
Finance leases	n/a	%	n/a	%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2023 (six months remaining)	$-	$596,892
2024	-	688,526
2025	-	163,794
2026	-	62,792
2027	-	3,733
Thereafter	-	-
Total future minimum lease payments, undiscounted	-	1,515,737
Less: Imputed interest	(-)	(85,257)
Present value of future minimum lease payments	$-	$1,430,480

Rental expense totaled approximately $453,000 and $0 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the six-month periods ended June 30, 2023 and 2022, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company from time-to-time. In the opinion of management, and after consultation with legal counsel, resolution of any of these matters (of which there are none) is not expected to have a material effect on the condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022 there was approximately $0 and $0, respectively, in outstanding letters of credit issued during the normal course of business. These letters of credit could reduce our available borrowings, if we had any. During the six months ended June 30, 2023 the Company entered into a line of credit with a major financial institution. The amount due on the line of credit as of June 30, 2023 was $1,359,683. The Company is in compliance with the terms and covenants.

Executive Employment Agreements and Independent Contractor Agreements

The Company has written employment agreements with various other executive officers. All payments made to its executive officers and significant outside service providers are analyzed and determined by the board of directors compensation committee; some payments made to independent contractors (or officer payments characterized as non-employee compensation) may be subject to backup withholding or general withholding of payroll taxes, may make the Company responsible for the withholding and remittance of those taxes. Generally outside service providers are responsible for their own withholding and payment of taxes. Certain state taxing authorities may otherwise disagree with that analysis and Company policy.

NOTE 14 – OTHER INCOME – EMPLOYEE RETENTION CREDIT

The Company retained the services of a tax service professional to provide the Company with the specialized tax services. The services included identifying various tax initiatives as well as specifically tasking the tax service professional in applying for and the tax filings for (tax) credits available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company received approximately $1,286,000 in tax credits under the CARES Act from the US Department of Treasury and paid approximately $178,500 to the service provider, netting the Company approximately $1,107,500 in credits for retaining its employees during COVID.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2023, through the date the financial statements were issued and determined that there were the following subsequent events:

The Company refinanced a $600,000 note with an accredited investor that was due March 31, 2023 with a new note dated July 1, 2023. The total amount refinanced with an accredited investor is $450,000, with $150,000 due December 31, 2023, and $300,000 due June 30, 2024. Interest will be paid quarterly in the amount of 12% on the outstanding principal amounts.

The Depository Trust and Clearing Corporation (the “DTCC”) which handles the clearing and settlement of virtually all broker-to-broker equity, listed corporate and municipal bond and unit investment trust (UIT) transactions in the U.S. equities markets submitted numerous requests for share allocations. In connection with the Company’s June 27, 2023 1-for-25 reverse split DTCC made these requests. In connection with these numerous requests an additional 2.1 million shares of the Company’s common stock was created and added to the post-reverse stock split numbers. As described in the Company’s Information Statement filed on Schedule 14C dated December 14, 2022, shareholders holding at least a “round lot” (100 shares or more) prior to the reverse stock split shall have no less than one round lot (100 shares) after the reverse stock split. For the nine months ending September 30, 2023, the approximately 2.1 million in new shares of common stock will be added to its outstanding shares and earnings per share calculations.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include, but are not limited to, the following:

●	we recently consummated the purchase of our safe manufacturer and sales organizations, and future acquisitions and operations of new manufacturing facilities and/or sales organizations might prove unsuccessful and could fail;

●	our success depends on our ability to introduce new products that track customer preferences;

●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;

●	as a significant portion of our revenues are derived by demand for our safes and the personal security products for firearms storage, we depend on the availability and regulation of ammunition and firearm storage;

●	as we continue to integrate the purchase of our safe manufacturer and sales organization, any compromised operational capacity may affect our ability to meet the demand for our safes, which in turn may affect our generation of revenue;

●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;

●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;

●	our inability to effectively meet our short- and long-term obligations;

●	given our limited corporate history it is difficult to evaluate our business and future prospects and increases the risks associated with an investment in our securities;

●	our inability to raise additional financing for working capital;

●	our ability to generate sufficient revenue in our targeted markets to support operations;

●	significant dilution resulting from our financing activities;

●	the actions and initiatives taken by both current and potential competitors;

●	our ability to diversify our operations;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	the deterioration in general of global economic, market and political conditions;

●	the inability to efficiently manage our operations;

●	the inability to achieve future operating results;

●	the unavailability of funds for capital expenditures;

●	the inability of management to effectively implement our strategies and business plans; and

●	the other risks and uncertainties detailed in this report.

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

Description of Business

Overview

The Company established America’s Patriotic Brand and operates as a designer, manufacturer, and marketer of safes and other storage products, as well as other personal security products, particularly branded accessories and apparel with advantageous concealment pockets for 2nd Amendment enthusiasts.

We are focused on using U.S.-made steel as the primary component of our safes and personal security products. We believe our products are designed to safely store firearms, as well as safely store our customers’ priceless keepsakes, family heirlooms and other treasured memories, with an aim to make our products accessible at various price points for home and personal use. We believe our products are designed for safety, quality, reliability, abundance of features and performance. Our safes are designed, manufactured and sold under the American Rebel, Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands that are well known and well respected in the safe industry.

In addition to our branded safes, we offer an assortment of personal security products that include apparel and accessories for both men and women, and children under the American Rebel name, America’s Patriotic Brand. Our backpacks utilize what we believe to be a distinctive sandwich-method concealment pocket, which we refer to as our Personal Protection Pocket, to hold customers firearms in place, securely and safely. Concealment pockets on our Freedom 3.0 and Freedom 2.0 Concealed Carry Jackets incorporate a silent operation method allowing for opening and closing of the pockets with the use of a magnetic closure for stealth and safety.

We believe we can continue to create a strong American brand community presence, in part through the personal efforts our Chief Executive Officer, Mr. Charles A. “Andy” Ross, who has written, recorded and performed a number of hit songs about the true American spirit of independence. We believe our customers identify with these values expressed by our Chief Executive Officer through the “American Rebel” brand, America’s Patriotic Brand. American Rebel, its executives and employees live and breathe the America First philosophy and further those efforts utilizing social media wherever they can and are not censored for their words which we are all afforded under the First Amendment.

Through our growing network of dealers, we promote and sell our products in select regional retailers, as well as local specialty safe, sports, hunting and firearms stores, along with available e-commerce marketplaces. The Company shares a commitment to offering products of what we believe are enduring quality and comfort that allow our customers to keep their valuable belongings safe on the go and express their patriotism and style, which is synonymous with the American Rebel, America’s Patriotic Brand.

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

Costs of revenue primarily consist of productions costs, product development, consulting, and marketing and brand development fees.

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

Recent Developments and Trends

Our Growth Strategy

Our short-term goal is to enhance our position as a designer, manufacturer and marketer of premium safes and personal security products. We have established plans to grow our business by focusing on three key areas: (1) organic growth and expansion in existing markets; (2) targeted strategic acquisitions that increase our on-premise and online product offerings, distributor and retail footprint and/or have the ability to increase and improve our manufacturing capabilities and output, and (3) expanding the scope of our operation activities to the dispensaries U.S. community.

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

Champion Safe employs over 100 employees in their Utah factory and over 300 employees in their Nogales, Mexico facility just south of the U.S. border. The majority of the midline and value priced safes industry-wide are manufactured in China, but Champion had the foresight to build his own facility in Mexico and utilize American-made steel exclusively. Steep tariffs were imposed on China manufactured safes by the Trump administration and were continued for a time under the Biden administration. The prices of components for the made-in-China safes have dramatically increased as well as the transportation costs to import these Chinese-made safes. Champion’s decision to build his own facility in Mexico as opposed to importing Chinese-made safes has proven to be insightful and beneficial for Champion Safe.

Champion has expanded his paint-line capacity and hinge assembly workstations to seize upon the growth opportunities in the safe business. Champion has experience in many prior economic cycles and has found the safe business to be sound in good and bad economic times. Furthermore, the current emphasis on safe storage and the capital infusion from American Rebel positions the Champion operation to grow its footprint.

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

Further, we believe that we are being effective in establishing American Rebel as America’s Patriotic Brand. An almost limitless list of potential product launches is available to management. Currently, American Rebel has significant potential for its branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate generating additional revenues from licensing fees earned from third parties who wish to engage the American Rebel community. While the Company does not generate material revenues from licensing fees, management believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both of the lines of tools. Conversely, American Rebel could potentially also benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

Results of Operations

From inception through June 30, 2023, we have generated an operating deficit of $34,930,069. We expect to incur additional losses during fiscal year ending December 31, 2023, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Six Months Ended June 30, 2023 Compared To Six Months Ended June 30, 2022

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Revenue	$8,072,670	$492,786
Cost of goods sold	5,774,014	337,797
Gross margin	2,298,656	154,989

Expenses:
Consulting/payroll and other costs	1,876,104	709,396
Rental expense, warehousing, outlet expense	502,134	-
Product development costs	16,495	146,463
Marketing and brand development costs	425,342	230,219
Administrative and other	1,195,000	1,610,723
Depreciation and amortization expense	54,365	1,355
	4,069,440	2,698,156
Operating income (loss)	(1,770,784)	(959,076)

Other Income (Expense)
Interest expense, net	(155,547)	(310,406)
Employee retention credit funds, net of costs to collect	1,107,672	-
Gain/(loss) on sale of equipment	1,400	-
Gain/(loss) on extinguishment of debt	-	(1,376,756)
Net income (loss) before income tax provision	(817,259)	(4,230,329)
Provision for income tax	-	-
Net income (loss)	$(817,259)	$(4,230,329)

For the six months ended June 30, 2023, we reported Revenues of $8,072,670 compared to Revenues of $492,786 for the six months ended June 30, 2022. The increase in Revenues of $7,579,884 (or 1,538% period over period (PoP)) for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, is primarily attributable to the closing of the Champion acquisition on July 29, 2022 and a general increase from Champion’s average quarterly sales of product that we are recognizing in full during 2023. For the six months ended June 30, 2023, we reported Cost of Goods Sold of $5,774,014, compared to Cost of Goods Sold of $337,797 for the six months ended June 30, 2022. The increase in Cost of Goods Sold of $5,436,217 (or 1,609% period over period (PoP)) for the current period is due to a significantly greater number of sales of product during the period compared to the six months ending June 30, 2022 and again attributable to the closing of the Champion acquisition on July 29, 2022. For the six months ended June 30, 2023, we reported Gross Margin of $2,298,656, compared to Gross Margin of $154,989 for the six months ended June 30, 2022. The increase in Gross Margin of $2,143,667 (or 1,383% period over period (PoP)) for the six months ending June 30, 2023, compared to the six months ending June 30, 2022 is again due to the closing of the Champion acquisition on July 29, 2022. Gross Margin percentages for the six months ended June 30, 2023 was 28.5% compared to 31.5% for the six months ended June 30, 2022. We expect our Gross Margin percentages to remain consistent within these two parameters (with the 2nd quarter results being the slowest quarter for this industry) until we achieve sufficient sales volume to increase our margins from better pricing power, to better buying power on our costs of goods, inventory and inventory management.

Operating Expenses

Total operating expenses for the six months ended June 30, 2023 were $4,069,440 compared to $2,698,156 for the six months ended June 30, 2022 as further described below. Overall we saw a $1,371,284 increase in operating expenses or a 51% period over period (PoP) increase in operating expenses from the prior years comparable period. With the acquisition and integration of the Champion acquisition we expect this to be about the same going forward dropping as a percentage of Revenues as we increase our overall sales volume.

For the six months ended June 30, 2023, we incurred consulting/payroll and other costs of $1,876,104compared to consulting/payroll and other costs of $709,396 for the six months ended June 30, 2022. The increase in consulting/payroll and other costs of $1,166,708 (or 164% period over period (PoP)) was due to the increase in the number of employees and the size of the Company post-acquisition of the Champion Entities. The Company expects to maintain its current consulting/payroll and other costs as we further expand our sales volume.

For the six months ended June 30, 2023, we incurred rental expense, warehousing, outlet expense of $502,134, compared to rental expense, warehousing, outlet expense of $0 for the six months ended June 30, 2022. The increase in rental expense, warehousing, outlet expense of $502,134 is due to the significant number of leases and properties that the Company rents to conduct the Champion business. Prior to the Champion business acquisition, the Company included lease expense in the Administrative and other account. The significant number of leases and properties that the Company rents to conduct its Champion business provides a better presentation of expenses through a separate line item in its Statement of Operations. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties. The Company may look to consolidate some of its space as it fine tunes the Champion business.

For the six months ended June 30, 2023, we incurred product development expenses of $16,495, compared to product development expenses of $146,463 for the six months ended June 30, 2022. The decrease in product development expenses of $16,778 (or -50% period over period (PoP)) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which provides for a better presentation of those expenses than pure product development expense. The Company expects to maintain this level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the six months ended June 30, 2023, we incurred marketing and brand development expenses of $425,342, compared to marketing and brand development expenses of $230,219 for the six months ended June 30, 2022. The increase in marketing and brand development expenses of $195,123 (or 85% period over period (PoP)) relates primarily to an increase of activities including major trade shows and the availability of working capital for these types of expenses as well as increased costs attributable to our acquisition and integration of the Champion business.

For the six months ended June 30, 2023, we incurred administrative and other expense of $1,195,000, compared to administrative and other expense of $1,610,723 for the six months ended June 30, 2022. The decrease in administrative and other expense of $415,723 (or -26% period over period (PoP)) relates directly to the significant legal and other professional fees that we incurred during 2022 in anticipation of our registered public offerings, offset by additional expenses picked up from our acquisition of Champion. The Company believes as it grows its sales base it will need to increase its administrative and other expenses commensurate with an overall increased profit for the future.

For the six months ended June 30, 2023, we incurred depreciation and amortization expense of $54,365, compared to depreciation and amortization expense of $1,355 for the six months ended June 30, 2022. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the six months ended June 30, 2023, we incurred interest expense of $155,547, compared to interest expense of $310,406 for the six months ended June 30, 2022. The decrease in interest expense of $154,859 is due to a significant number of notes being paid during 2022 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, 12% on our existing working capital notes payable, and our new working capital notes payable we are paying approximately 40% per annum on this debt instrument. During the six months ended June 30, 2023, we incurred a loss on extinguishment of debt of $0, compared to $1,376,756 during the six months ended June 30, 2022. The decrease in loss on extinguishment of debt is due to the charges necessary through the amortization of the debt discount recorded for the issuance of shares of common stock in connection with working capital loans retired during 2022. The Company expects to manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a minimum as we grow the business and its sales volume. For the six months ended June 30, 2023 we received approximately $1,286,000 in tax credits under the CARES Act from the US Department of Treasury and in turn paid approximately $178,500 to the service provider, netting the Company approximately $1,107,500 in credits for retaining its employees during COVID. As part of the collection process the Company retained the services of a tax service professional to provide the Company with the specialized tax services. The services included identifying various tax initiatives as well as specifically tasking the tax service professional in applying for and the tax filings for (tax) credits available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This is a one-time other income item and we do not expect to receive this type of special income in the future.

Net Loss

Net loss for the six months ended June 30, 2023, amounted to $817,259, resulting in a loss per share of $1.21, compared to $4,230,329 for the six months ended June 30, 2022, resulting in a loss per share of $33.37. The significant decrease in the net loss from the six months ended June 30, 2022 to the six months ended June 30, 2023 is primarily due to one-time transactional costs related to 2022 financings and as well our preparation costs for the Champion acquisition and integration. The Company’s management believes with increasing sales volume and strict adherence on cost cutting measures and best practices that net positive income can be achieved for the business into the future.

Three Months Ended June 30, 2023 Compared To Three Months Ended June 30, 2022

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	Three months ended June 30, 2023	Three months ended June 30, 2022
Revenue	$3,670,571	$338,706
Cost of goods sold	2,982,688	241,078
Gross margin	687,883	97,628

Expenses:
Consulting/payroll and other costs	931,505	246,407
Rental expense, warehousing, outlet expense	275,474	-
Product development costs	-	113,190
Marketing and brand development costs	172,617	149,249
Administrative and other	833,851	1,172,418
Depreciation and amortization expense	25,275	455
	2,238,722	1,681,719
Operating income (loss)	(1,550,839)	(1,584,091)

Other Income (Expense)
Interest expense, net	(148,437)	(18,001)
Employee retention credit funds, net of costs to collect	1,107,672	-
Gain/(loss) on sale of equipment	1,400	-
Net income (loss) before income tax provision	(590,204)	(1,602,092)
Provision for income tax	-	-
Net income (loss)	$(590,204)	$(1,602,092)

For the three months ended June 30, 2023, we reported Revenues of $3,670,571 compared to Revenues of $338,706 for the three months ended June 30, 2022. The increase in Revenues of $3,331,865 (or 984% period over period (PoP)) for the current period compared to the three months ended June 30, 2022, is attributable to the closing of the Champion acquisition on July 29, 2022 and a general increase from Champion average quarterly sales of product. For the three months ended June 30, 2023, we reported Cost of Goods Sold of $2,982,688, compared to Cost of Goods Sold of $241,078 for the three months ended June 30, 2022. The increase in Cost of Goods Sold of $2,741,610 (or 1,137% period over period (PoP)) for the current period is due to a significantly greater number of sales of product during the period compared to the three months ending June 30, 2022 and again attributable to the closing of the Champion acquisition on July 29, 2022. For the three months ended June 30, 2023, we reported Gross Margin of $687,883, compared to Gross Margin of $97,628 for the three months ended June 30, 2022. The increase in Gross Margin of $1,590,255 (or 605% period over period (PoP)) for the three months ending June 30, 2023, compared to the three months ending June 30, 2022 is again due to the closing of the Champion acquisition on July 29, 2022. Gross Margin percentages for the three months ended June 30, 2023 was 18.7% compared to 28.8% for the three months ended June 30, 2022. We expect our Gross Margin percentages for this time of year to stay consistent within these two parameters until we achieve sufficient sales volume to increase our margins from better pricing power, from better buying power on our costs of goods, inventory and inventory management. Due to seasonality the 2nd quarter of the year is the slowest for sales volume and costs relative to inventory have increased due to many factors.

Operating Expenses

Total operating expenses for the three months ended June 30, 2023 were $2,238,722compared to $1,681,719 for the three months ended June 30, 2022 as further described below. Overall, we saw only a $557,003 increase in operating expenses or an 33% period over period (PoP) increase in operating expenses from the prior year comparable period. With the acquisition and integration of the Champion acquisition we expect this to be about the same going forward dropping as a percentage of Revenues as we increase overall sales volume.

For the three months ended June 30, 2023, we incurred consulting/payroll and other costs of $931,505 compared to consulting/payroll and other costs of $246,407 for the three months ended June 30, 2022. The increase in consulting/payroll and other costs of $685,098 (or 278% period over period (PoP)) was due to the increase in the number of employees and the size of the Company post-acquisition of the Champion Entities. The Company expects to try and maintain its consulting/payroll and other costs as we further expand our sales volume.

For the three months ended June 30, 2023, we incurred rental expense, warehousing, outlet expense of $275,474, compared to rental expense, warehousing, outlet expense of $0 for the three months ended June 30, 2022. The increase in rental expense, warehousing, outlet expense of $275,44 is due to the significant number of leases and properties that the Company rents to conduct the Champion business acquisition. Prior to the Champion business acquisition, the Company included lease expense in the Administrative and other account. The significant number of leases and properties that the Company rents to conduct the Champion business provides a better presentation of expenses with a separate account line. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term. The Company may look to consolidate some of its space as needed as it fine tunes the Champion business.

For the three months ended June 30, 2023, we incurred product development expenses of $0, compared to product development expenses of $113,190 for the three months ended June 30, 2022. The decrease in product development expenses of $113,190 (or -100% period over period (PoP)) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which provides for a better presentation of those expenses than pure product development expense. The Company expects to maintain this level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended June 30, 2023, we incurred marketing and brand development expenses of $172,617, compared to marketing and brand development expenses of $149,249 for the three months ended June 30, 2022. The increase in marketing and brand development expenses of $23,368 (or 16% period over period (PoP)) relates primarily to an increase of activities including major trade shows and the availability of working capital for these types of expenses as well as increased costs attributable to our acquisition and integration of the Champion business.

For the three months ended June 30, 2023, we incurred administrative and other expense of $833,851, compared to administrative and other expense of $1,172,418 for the three months ended June 30, 2022. The decrease in administrative and other expense of $338,567 (or -29% period over period (PoP)) relates directly to the significant 2022 legal and other professional fees that we incurred in our registered public offerings, offset by some additional expenses picked up from our acquisition of Champion. The Company believes as it grows its sales base it will also need to increase its administrative and other expense commensurate with the increased profits for the future.

For the three months ended June 30, 2023, we incurred depreciation and amortization expense of $25,275, compared to depreciation and amortization expense of $455 for the three months ended June 30, 2022. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the three months ended June 30, 2023, we incurred interest expense of $148,437, compared to interest expense of $18,001 for the three months ended June 30, 2022. The increase in interest expense of $130,436 is due to a significant number of notes being paid during 2022 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, 12% on our existing working capital notes payable, and our new working capital notes payable we are paying approximately 40% per annum on this debt instrument. . The Company expects to manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a minimum as we grow the business and its sales volume. For the three months ended June 30, 2023 we received approximately $1,286,000 in tax credits under the CARES Act from the US Department of Treasury and in turn paid approximately $178,500 to the service provider, netting the Company approximately $1,107,500 in credits for retaining its employees during COVID. As part of the collection process the Company retained the services of a tax service professional to provide the Company with the specialized tax services. The services included identifying various tax initiatives as well as specifically tasking the tax service professional in applying for and the tax filings for (tax) credits available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This is a one-time other income item and we do not expect to receive this type of special income in the future.

Net Loss

Net loss for the three months ended June 30, 2023, amounted to $590,204, resulting in a loss per share of $0.87, compared to $1,602,092 for the three months ended June 30, 2022, resulting in a loss per share of $20.75. The significant decrease in the net loss from the three months ended June 30, 2022 to the three months ended June 30, 2023 is primarily due to one-time transactional costs related to 2022 financings and as well our preparation costs for the Champion acquisition. The Company’s management believes with increasing sales volume and strict adherence on cost cutting measures and best practices that net positive income can be achieved for the business.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. We had a working capital asset of $6,678,562 at December 31, 2022 and working capital asset of $7,403,583 at June 30, 2023 due to the successful closings of our three public financing transactions (one in February 2022, the second in July 2022 and third recently in June 2023) and have incurred a deficit of $34,930,069 from inception to June 30, 2023. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities.

During the six months ended June 30, 2023, we raised net cash of approximately $2,464,000 through the issuance of equity, as compared to approximately $9,000,000 for the six months ended June 30, 2022. During the six months ended June 30, 2023, we raised net cash of approximately $2,386,000 through the issuance of notes payable and entering into a line of credit with a national financial institution secured by inventory and other assets, as compared to approximately $60,000 for the six months ended June 30, 2022.

As we continue with the launch of the American Rebel branded safes and concealed carry product line as well our Champion line of products we expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures.

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

In addition, we expect to need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may also seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

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

On July 1, 2022, the Company entered into a $600,000 unsecured promissory note with an accredited investor, our working capital lending partner. The unsecured promissory note bears interest at 12% per annum. The principal of the unsecured promissory note was due on March 31, 2023. The unsecured promissory note contains customary warranties, covenants and representations of the Company. This note was refinanced with a new note with an accredited investor dated July 1, 2023 in the amount of $450,000. $150,000 will be due on December 31, 2023 and $300,000 will be due on June 30, 2024. Interest on outstanding principal amounts will be payable quarterly at an annual rate of 12%. The unsecured promissory note contains customary warranties, covenants and representations of the Company.

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received the loan net of fees of $20,000. The Secured Loan requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000. The Secured Loan bears interest at 41.4%. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company also is required to pay a a fee associated with the Lender and its introduction to the Company of $80,000 to be made in equity of the Company.

Line of Credit

During the month of February 2023, the Company entered into a $2 million Line of Credit. The Line of Credit accrues interest at a rate as determined by BSBY Daily Floating Rate plus 2.05 percentage points (which at June 30, 2023 was in total 7.22%), and is secured by all of the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding liability of the Line of Credit at June 30, 2023 was $1.36 million.

Acquisition, Integration of Champion Entities and PIPE Transaction Used to Fund Acquisition

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities

On June 27, 2023, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “ 2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance.

Subsequent Issuances after Quarter End

During the period covered by this Report until the date of filing of this Report, August 14, 2023, the Company has not issued or authorized the sale of any equity securities.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2023.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

On August 9, 2023, the Company entered into a Master Brewing Agreement with Associated Brewing Company. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel beer. The foregoing description of the Brewing Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Brewing Agreement, which is attached hereto as Exhibit 10.17 to this Quarterly Report.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Securities Purchase Agreement, dated June 9, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.14 to Form 10-K, filed March 31, 2022)
4.5	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.6	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.7	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)

10.6	Securities Purchase Agreement, dated July 7, 2022, between American Rebel Holdings, Inc. and the Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 8, 2022)
10.7	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 8, 2022)
10.8	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 8, 2022)
10.9	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed July 8, 2022)
10.10	Engagement Letter, dated July 8, 2022, between American Rebel Holdings, Inc. and EF Hutton (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed July 18, 2022)
10.11	Securities Purchase Agreement, dated June 27, 2023, between American Rebel Holdings, Inc. and the Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 28, 2023)
10.12	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.13	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.14	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.15	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)
10.16#	Master Brewing Agreement dated August 9, 2023
10.17#	Loan Agreement dated July 1, 2023
31.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification of Chief Executive Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 14, 2023

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

