Form 10-Q
period 2023-09-30
AMERICAN REBEL HOLDINGS INC
filed 2023-11-14
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2023, was 5,019,920 shares, which does not include an additional 860,000 shares that are authorized but not yet outstanding.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets of American Rebel Holdings, Inc. at September 30, 2023 (unaudited) and December 31, 2022 (audited)	3

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the nine months and three months ended September 30, 2023 and 2022 (unaudited)	4

	Condensed Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the nine months ended September 30, 2023 and 2022 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the nine months ended September 30, 2023 and 2022 (unaudited)	7

	Notes to the Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION		37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	38

Item 4.	Mine Safety Disclosure	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signatures		40

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
		(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,633,238	$356,754
Accounts receivable	2,631,439	1,613,489
Prepaid expense	166,137	207,052
Inventory	8,509,992	7,421,696
Inventory deposits	310,587	309,684
Total Current Assets	13,251,393	9,908,675

Property and Equipment, net	377,264	456,525

OTHER ASSETS:
Lease deposits and other	59,106	18,032
Right-of-use lease assets	1,237,618	1,977,329
Goodwill	4,525,000	4,200,000
Total Other Assets	5,821,724	6,195,361

TOTAL ASSETS	$19,450,381	$16,560,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other accrued expense	$2,173,725	$2,523,551
Accrued interest	28,919	103,919
Loan – Officer – related party	95,332	-
Loans – Working capital	1,152,972	602,643
Line of credit	1,689,163	-
Right-of-use lease liabilities, current	798,136	992,496
Total Current Liabilities	5,938,247	4,222,609

Right-of-use lease liabilities, long-term	439,482	984,833

TOTAL LIABILITIES	6,377,729	5,207,442

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 175,000, and 175,000 issued and outstanding, respectively at September 30, 2023 and December 31, 2022
Series A Preferred Shares	100	100
Series B Preferred Shares	75	75
Common Stock, $0.001 par value; 600,000,000 shares authorized; 5,875,263 and 677,221 issued and outstanding, respectively at September 30, 2023 and December 31, 2022	5,875	677
Additional paid in capital	50,790,341	45,465,077
Accumulated deficit	(37,723,739)	(34,112,810)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,072,652	11,353,119

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,450,381	$16,560,561

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Revenue	$3,345,552	$4,102,761
Cost of goods sold	3,095,418	3,124,657
Gross margin	250,134	978,104

Expenses:
Consulting/payroll and other costs	1,039,273	1,227,953
Rental expense, warehousing, outlet expense	230,226	314,314
Product development costs	20,326	-
Marketing and brand development costs	517,345	119,122
Administrative and other	1,347,181	1,077,005
Depreciation and amortization expense	24,895	9,956
	3,179,246	2,748,350
Operating income (loss)	(2,929,112)	(1,770,246)

Other Income (Expense)
Interest expense, net	(95,330)	(31,584)
Interest expense – pre-emptive rights release	-	(350,000)
Interest Income	3,203	4,428
Employee retention credit funds, net of costs to collect	-	-
Gain/(loss) on sale of equipment	-	-
Gain/(loss) on extinguishment of debt	227,569	-
	135,442	(377,156)

Net income (loss) before income tax provision	(2,793,670)	(2,147,402)
Provision for income tax	-	-
Net income (loss)	$(2,793,670)	$(2,147,402)
Basic and diluted income (loss) per share	$(0.95)	$(8.90)
Weighted average common shares outstanding - basic and diluted	2,930,700	241,300

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Revenue	$11,418,222	$4,595,547
Cost of goods sold	8,869,432	3,462,454
Gross margin	2,548,790	1,133,093

Expenses:
Consulting/payroll and other costs	2,915,377	1,937,349
Rental expense, warehousing, outlet expense	732,360	314,314
Product development costs	36,821	146,463
Marketing and brand development costs	942,687	349,341
Administrative and other	2,542,181	2,687,728
Depreciation and amortization expense	79,260	11,311
	7,248,686	5,446,506
Operating income (loss)	(4,699,896)	(4,313,413)

Other Income (Expense)
Interest expense	(250,877)	(341,990)
Interest expense – pre-emptive rights release	-	(350,000)
Interest income	3,203	4,428
Employee retention credit funds, net of costs to collect	1,107,672	-
Gain/(loss) on sale of equipment	1,400	-
Gain/(loss) on extinguishment of debt	227,569	(1,376,756)
	1,088,967	(2,064,318)

Net income (loss) before income tax provision	(3,610,929)	(6,377,731)
Provision for income tax	-	-
Net income (loss)	$(3,610,929)	$(6,377,731)
Basic and diluted income (loss) per share	$(2.50)	$(33.62)
Weighted average common shares outstanding - basic and diluted	1,442,600	189,700

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2021	63,895	$64	$377	$22,798,839	$(26,969,657)	$(4,170,337)

Sale of common stock, net	106,345	106	-	9,038,350	-	9,038,456
Common stock issued as compensation	9,345	9	-	969,526	-	969,535
Preferred stock converted into common stock	10,068	10	(202)	192	-	-
Conversion of debt into warrants	-	-	-	1,566,559	-	1,566,559
Sale of common stock	20,372	20	-	565,315	-	565,335
Sale of 492,902 pe-funded common stock warrants $27.50 per share, exercise price of $0.25	-	-	-	12,322,542	-	12,322,542
Offering costs and fees associated with offering	-	-	-	(1,972,578)	-	(1,972,578)
Issuance of shares as compensation	4,000	4	-	60,996	-	61,000
Exercise of pre-funded warrants	124,936	125	-	31,109	-	31,234
Net loss for the nine months ending September 30, 2022	-	-	-	-	(6,377,731)	(6,377,731)

Balance – September 30, 2022	338,961	$338	$175	$45,380,850	$(33,347,388)	$12,033,975

Balance – December 31, 2022	677,221	$677	$175	$45,465,077	$(34,112,810)	$11,353,119

Sale of common stock, net	71,499	72	-	312,380	-	312,452
Sale of 615,000 pre-funded common stock warrants $4.36 per share, exercise price of $0.01	-	-	-	2,681,400	-	2,681,400
Prefunded common stock warrant offering costs and fees	-	-	-	(529,324)	-	(529,324)
Effect of reverse stock split round lot shares	1,488,615	1,489	-	(1,489)	-	-
Warrant inducement and exercise of 2,988,687 repriced common stock warrants at $1.10 per share	2,988,687	2,989	-	3,284,567	-	3,287,556
Warrant inducement offering costs and fees	-	-	-	(453,756)	-	(453,756)
Exercise of prefunded common stock warrants at $0.01 per share	615,000	615	-	5,535	-	6,150
Common stock issued as compensation	34,241	34	-	25,950	-	25,984
Net loss for the nine months ending September 30, 2023	-	-	-	-	(3,610,929)	(3,610,929)

Balance – September 30, 2023	5,875,263	$5,875	$175	$50,790,341	$(37,723,739)	$13,072,652

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,610,929)	$(6,377,731)
Depreciation and amortization	79,260	11,311
Gain on sale of equipment	(1,400)	-
Expense paid through issuance of common stock	25,984	1,030,535
Amortization of loan discount	-	1,000,457
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	(1,017,950)	(219,697)
Prepaid expenses	40,915	20,184
Inventory	(1,089,198)	(869,985)
Inventory deposits and other	(41,074)	(224,894)
Accounts payable and accrued expense	(474,827)	(297,513)
Net Cash (Used in) Operating Activities	(6,089,219)	(5,927,333)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion Entities	-	(10,247,420)
Disposition/(purchase) of fixed assets	1,402	(13,651)
Partial payment made on settlement of outstanding liability – Champion Entities purchase	(275,000)	-
Net Cash Provided by/(Used in) Investing Activities	(273,598)	(10,261,071)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, prefunded warrants and warrant inducement, net of offering costs paid of $983,080 and $3,434,122, respectively	5,298,330	19,953,755
Proceeds from warrant exercise	6,150	31,234
Proceeds from line of credit	1,700,000	-
Principal payments on line of credit, net	(10,837)	-
Proceeds (repayments) of loans – officer - related party, net	95,332	(81,506)
Proceeds from working capital loans	1,000,000	60,000
Principal payments on working capital loans	(449,675)	-
Principal payment on loans – nonrelated parties	-	(2,607,108)
Net Cash Provided by Financing Activities	7,639,300	17,356,375

CHANGE IN CASH	1,276,483	1,167,971

CASH AT BEGINNING OF PERIOD	356,754	17,607

CASH AT END OF PERIOD	$1,633,238	$1,185,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$245,874	$234,146
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of debt into equity	$-	$2,011,224

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Nature of operations

The Company develops and sells branded products in the self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its acquisition of the “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.) the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). American Rebel Beer plans to launch regionally in early 2024.

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs which we consider to be advertising costs incurred were $172,617 and $119,122 for the three-month periods ended September 30, 2023, and 2022, respectively, and $942,687 and $349,341 for the nine-month period then ended, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023, and December 31, 2022, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the three months ended September 30, 2023 and September 30, 2022, net loss per share was $(0.95) and $(8.90), respectively, and for the nine months ended September 30, 2023 and September 30, 2022, net loss per share was $(2.50) and $(33.62), respectively

Fully diluted shares outstanding is the total number of shares that the Company would theoretically have if all dilutive securities were exercised and converted into shares. Dilutive securities include options, warrants, convertible debt, preferred stock and anything else that can be converted into shares. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of dilutive securities, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled none and none as of September 30, 2023 and December 31, 2022, respectively. All other dilutive securities are listed below.

The following table illustrates the total number of common shares that would be converted from common stock equivalents issued and outstanding at the end of each period presented; as of September 30, 2023 and as of September 30, 2022, respectively.

	September 30, 2023	September 30, 2022

Shares used in computation of basic earnings per share for the periods ended	1,442,600	189,700
Total dilutive effect of outstanding stock awards or common stock equivalents	1,714,700	344,000
Shares used in computation of fully diluted earnings per share for the periods ended September 30, 2023 and September 30, 2022, respectively	3,157,300	533,700

Net income (loss)	$(3,610,929)	$(6,377,731)
Fully diluted income (loss) per share	$(1.14)	$(11.95)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2023, and December 31, 2022, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the three-month and nine-month periods ended September 30, 2023, and 2022, respectively, no income tax expense has been recorded.

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

Warranties

The Company’s safe manufacturing business estimates its exposure to warranty claims based on both current and historical (with respect to the Champion Entities) product sales data and warranty costs (actual) incurred. The Company assesses the adequacy of its recorded warranty liability each quarter and adjusts the amount as necessary. Warranty liability is included in our accrued expense accounts in the accompanying condensed consolidated balance sheets We estimate that warranty liability is nominal or negligible based on the superior quality of products and our excellent customer relationships. Warranty liability recorded as of December 31, 2022 and September 30, 2023 was approximately $100,000.

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

Recent pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2023, and believes that none have a material effect on the Company’s financial statements.

Concentration risks

Prior to the closing of the Champion Entities, the Company purchased a substantial portion (over 20%) of its inventory from 2 third-party vendors. With the closing and integration of the Champion Entities, the Company no longer purchases a substantial portion (over 20%) of its inventory from the 2 third-party vendors. As of September 30, 2023, the net amount due to these 2 third-party vendors (accounts payable and accrued expense) was $0. The loss of vendor relationships could have a material effect on the Company; however, the Company believes sufficient suppliers could be substituted should these third-party vendors/suppliers become unavailable or non-competitive for us.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur net losses for the nine months ended September 30, 2023, and 2022 of ($3,610,929) and ($6,377,731), respectively. The Company’s accumulated deficit was ($37,723,739) as of September 30, 2023, and ($34,112,810) as of December 31, 2022. The Company’s working capital was $8,111,282 as of September 30, 2023, compared to $6,678,562 as of December 31, 2022. The increase in working capital from December 31, 2022, to September 30, 2023, is due to the Company increasing its overall inventory and accounts receivable balances offset by smaller increases in liabilities as well as incurring a sizeable net loss during the nine months ending September 30, 2023.

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

NOTE 3 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Inventory – finished goods	$8,509,992	$7,421,696
Inventory deposits	310,587	309,684
Total Inventory and deposits	$8,820,579	$7,731,380

With the integration of Champion, we eliminated the need to hold inventory with our American Rebel, Inc. subsidiary at its facility. We do not believe we have a risk of concentration in our purchasing of inventory materials, sourcing needs or manufacturing. As reported in our Annual Report filed on Form 10-K Champion added approximately $5,400,000 in inventory on the date of purchase less intercompany deposits of approximately $600,000 which is included in our balances as of December 31, 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Plant, property and equipment	$367,317	$367,317
Vehicles	423,515	448,542
Property and equipment gross	790,832	815,859
Less: Accumulated depreciation	(413,568)	(359,334)
Net property and equipment	$377,264	$456,525

For the nine months ended September 30, 2023, and 2022 we recognized $79,260 and $11,311 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

Charles A. Ross, Jr. serves as the Company’s CEO. Compensation for Mr. Ross includes a base salary and a bonus based upon certain performance measures approved by the Board of Directors.

Doug Grau serves as the Company’s President. Compensation for Mr. Grau includes a base salary and a bonus based upon certain performance measures approved by the Board of Directors. Mr. Grau lent the Company approximately $95,332, net of repayments during the nine months ended September 30, 2023, the loan is an unsecured non-interest-bearing demand note.

NOTE 6 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with a major financial institution (“Line of Credit”). The Line of Credit accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at September 30, 2023 for the Company was 7.48%), and is secured by all the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding amount due on the Line of Credit at September 30, 2023 and December 31, 2022 was, respectively.

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)

Line of credit from a financial institution.	$1,689,163	$-

Total recorded as a current liability	$1,689,163	$-

Current and long-term portion. As of September 30, 2023 the total balance due of $1,689,163 reported as current as the Line of Credit is to be repaid within one year, with subsequent drawdowns as needed by the Company. The Company paid a one-time loan fee equal to 0.1% of the Line of Credit amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus an additional 2.05% rate.

The Company drew down on the Line of Credit initially in the amount of $1.7 million, with subsequent net payments and draws on the Line of Credit in the amount of approximately $10,000. The Company as of September 30, 2023 has not increased the Line of Credit amount beyond its initial drawdown and has paid interest expense of approximately $65,000 to the financial institution for the nine months ended September 30, 2023. The Company intends to keep the Line of Credit open and in existence to enhance the profitability and working capital needs of the Champion entities and may in the future seek to expand the Line of Credit as the Company grows in size.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Working capital loan with a limited liability company domiciled in the state of Georgia. The working capital loan is demand loan and accrues interest at 12% per annum and interest only payments that are due by the 15th of month following the close of the quarter.	-	600,000

Working capital loans with an irrevocable trust established in the state of Georgia, managed and owned by the same entity as the limited liability company that previously held the $600,000 in loans made June 30, 2022. The working capital loans are demand loans and accrue interest at 12% per annum and interest only payments that are due by the last day of the quarter. The 1st loan in the amount of $150,000 is due and payable on December 31, 2023, the 2nd loan in the amount of $300,000 is due and payable on June 30, 2024.	450,000	-

Working capital loans with a major financial institution converted from a revolving line of credit to a strict payoff loan agreement with the major financial institution. Annual interest rate approximates 22.5% per annum and consists of two revolving line of credit accounts.	-	2,643

Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our CEO, Mr. Charles A Ross. The working capital loan requires payments of $20,000 each for 64 weeks on the Friday following funding. The working capital loan is due and payable on July 5, 2024 with a final payment of $20,000.	702,972	-

	$1,152,972	$602,643

Total recorded as a current liability	$1,152,972	$602,643

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received the loan net of fees of $20,000. The Secured Loan requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000. The Secured Loan bears interest at 41.4%. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company was also required to pay a fee associated with the Lender and its introduction to the Company of $80,000 to be made in equity of the Company at the time the loan was entered into. The Company issued 3,721 post-reverse stock split shares, which on the date of issuance had a value of approximately $2,900. Since the number of shares had been established upon consummation of the loan but not valued or recorded on the books at the time, because of the leeway on grant date; total cost to the Company for the issuance of the 3,721 shares of common stock on the grant date was $2,900 which was recorded to interest expense and attributable to the loan.

On July 1, 2023, the Company entered into an assignment and assumption loan agreement (the “Assumption Loan”) with an accredited lender. Under the Assumption Agreement the Company agreed to pay $150,000 immediately to the holder of the $600,000 working capital loans that the Company had in place. The Assumption Agreement provided for the accredited lender, who effectively had the same management and ownership as the old working capital holders and assumed the debt instruments under the same terms and conditions and is due one year from the date of the Assumption Agreement, June 30, 2024 for one of the loans and the other loan (in the amount of $150,000) is due and payable on December 31, 2023. The Company made a one-time payment of $150,000 to the holder and was released from the prior obligations and the default status that it had been in with that holder since March 31, 2023.

On July 1, 2023 the Company received a release from the lender of the working capital loans that were in default since March 31, 2023, and the accredited lender of the new working capital loans paid the holder of the old working capital loans $450,000 which required no additional working capital outlay from the Company. The terms of the new loan are 12% per annum and interest only payments that are due by last day of the quarter based on a calendar year. This reduces the Company’s interest payments on the working capital loans (old) of $600,000 from $18,000 per quarter to just $13,500 per quarter (for quarter ending December 31, 2023) and $9,000 per quarter thereafter (for quarters ending March 31, 2024 and June 30, 2024).

During the nine months ending September 30, 2022, the Company repaid several short-term notes under similar terms as its other short-term notes totaling $60,000. The notes were secured by a pledge of certain inventory items and the Company’s Chief Executive Officer’s personal guaranty.

During the nine months ending September 30, 2022, the Company repaid $2,541,634 of these short-term notes and completed the conversion of short-term notes with a face value of $1,950,224 along with accrued interest into shares of common stock with a fair value of $2,803,632, resulting in a loss on extinguishment of $1,376,756. The conversion into common stock was done in connection with our registered public offering in February 2022 for which we recognized a loss on extinguishment.

At September 30, 2023, and December 31, 2022, the outstanding balance due on all of the working capital notes payable was $1,152,972 and $602,643, respectively. These amounts do not include any interest payable on the various notes where interest was not paid in full per the terms of the notes.

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

As of September 30, 2023 and December 31, 2022, we had goodwill of $4,525,000 and $4,200,000, respectively, presented within other long-term assets in our condensed consolidated balance sheets, primarily related to our 2022 acquisition of Champion Entities. During the 3rd quarter of 2023, we performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of our reporting units exceeded its carrying value. Accordingly, no further impairment testing of goodwill was performed, and we did not recognize any goodwill impairment for the nine months ending September 30, 2023.

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

During the nine months ended September 30, 2023 the Company received a claim for refund or right of repayment from the Seller of the Champion Entities with respect to the CARES Act tax credits income the Company received. The Company prior to September 30, 2023 settled the matter with the Seller and agreed to pay an additional $325,000 to the Seller. This amount was not offset against the CARES Act tax credit income but increased the purchase price of the Champion Entities and increased our determined Goodwill value by $325,000.

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

The Company may recognize a negligible deferred tax benefit as a result of the acquisition. Due to the acquisition, a temporary difference between book and tax basis for the intangible assets acquired may result in a deferred tax liability and additional goodwill, which we believe to be negligible.

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

The following is the estimate of the fair value of the assets acquired, liabilities assumed, and ensuing goodwill identified, reconciled to the purchase price transferred:

Cash	$-
Accounts receivable	1,337,130
Inventory	5,229,426
Fixed assets	473,326
Deposits and other assets	53,977
Customer list and other intangibles**	637,515
Accounts payable	(1,609,657)
Accrued expenses and other	(84,297)
Goodwill	4,525,000
Consideration	$10,562,420
Consideration:
Payments of cash direct to Seller	$8,455,177
Additional payments of cash to Seller in 2023	275,000
Amounts due on accounts payable to Seller (over the next 12 months)	50,000
Debt payments on behalf of Seller - guarantor	1,442,243
Payments to various service providers	340,000
$10,562,420

The Company’s estimates of fair values of the net assets acquired are based on the information that was available at the date of the acquisition, and the Company may continue to evaluate the underlying inputs and assumptions used in its valuations and would be subject to change. Preliminary estimates are subject to change during the measurement period, which we have determined to be one year from the date of the acquisition, which is July 29, 2023. (**- Customer lists and other intangibles are combined with goodwill at the end of each period and evaluated as to fair value. At September 30, 2023 and December 31, 2022, it was determined that total intangible assets (which includes goodwill) had a fair value of $4.5 million and $4.2 million, respectively).

NOTE 9 – INCOME TAXES

At September 30, 2023 and December 31, 2022, the Company had a net operating loss carryforward of $37,723,739 and $34,112,810, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$7,922,000	$7,163,690
Total deferred tax asset	7,922,000	7,163,690
Less: Valuation allowance	(7,922,000)	(7,163,690)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of September 30, 2023, and December 31, 2022, was $7,922,000 and $7,163,690, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of September 30, 2023, and December 31, 2022, and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of September 30, 2023 and December 31, 2022:

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

On June 27, 2023, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25. The share numbers and pricing information in this report are adjusted to reflect the reverse stock split as of September 30, 2023.

Common stock and preferred stock

For the month of February 2022, the following transactions occurred: On February 3, 2022, multiple Series B Convertible Preferred stockholders converted 201,358 shares of their Series B Convertible preferred stock to 10,068 shares of common stock of the Company. On February 3, 2022, the Company converted two outstanding notes into 7,443 shares of common stock of the Company. On February 10, 2022, the Company received an equity investment of $10,500,000 to purchase 101,205 shares of the Company’s common stock through a registered public offering at $103.75 per share.

For the month of July 2022 the following transactions occurred: On July 12, 2022, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. (“Armistice Capital”) for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 20,372 shares of common stock at $27.75 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 448,096 shares of common stock (the “Prefunded Warrant Shares”) at $27.50 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 936,937 shares of common stock at an initial exercise price of $21.50 per share and will expire five years from the date of issuance.

For the month of August 2022, the following transactions occurred: On August 22, 2022, 4,000 shares of common stock were issued in return for services as a component of a February 2022 services agreement. During the month of August 2022, Armistice Capital exercised 17,618 Prefunded Warrants. Along with the exercise notice and payment of $4,404.41, 17,618 shares of common stock were issued.

For the month of September 2022, the following transactions occurred: During the month of September 2022, Armistice Capital exercised 107,318 Prefunded Warrants. Along with several exercise notices and payments totaling $26,829.60, 107,318 shares of common stock were issued.

For the month of October 2022, the following transactions occurred: During the month of October 2022, Armistice Capital exercised 323,160 Prefunded Warrants. Along with several exercise notices and payments totaling $80,790.00, 323,160 shares of common stock were issued.

For the month of November 2022, the following transactions occurred: During the month of November 2022, Calvary Fund exercised 15,099 Calvary Warrants (see Note 11 – Warrants and Options). Along with an exercise notice and payment totaling $3,774.84, 15,099 shares of common stock were issued.

For the month of June 2023 the following transactions occurred: On June 27, 2023, we entered into a PIPE transaction with Armistice Capital for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “ 2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance.

For the month of July 2023, the following transactions occurred: Approximately 1,488,615 shares of the Company’s common stock were issued pursuant to the 100-share lot roundup caused by the reverse stock split on June 27, 2023. The Depository Trust and Clearing Corporation (the “DTCC”) which handles the clearing and settlement of virtually all broker-to-broker equity, listed corporate and municipal bond and unit investment trust (UIT) transactions in the U.S. equities markets submitted numerous requests for share allocations. In connection with the Company’s June 27, 2023 1-for-25 reverse split DTCC made these requests. An additional 1.488 million shares of the Company’s common stock were newly issued and added to its post-reverse stock split numbers. As described in the Company’s Information Statement filed on Schedule 14C dated December 14, 2022, shareholders holding at least a “round lot” (100 shares or more) prior to the reverse stock split shall have no less than one round lot (100 shares) after the reverse stock split.

Pursuant to the PIPE transaction 71,499 shares of common stock were issued to Armistice Capital. The 2023 Prefunded Warrants held by Armistice Capital were not exercised for the month of July.

For the month of August 2023, the following transactions occurred: On August 21, 2023 245,000 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $2,450.00, 245,000 shares of common stock were issued.

For the month of September 2023, the following transactions occurred: On September 8, 2023, the Company, entered into an inducement offer letter agreement (the “Inducement Letter”) with Armistice Capital the holders of existing common stock purchase warrants to purchase shares of common stock of the Company. The existing common stock purchase warrants were issued on July 8, 2022 and June 28, 2023 and had an exercise price of $4.37 and $4.24, respectively per share.

Pursuant to the Inducement Letter, Armistice Capital agreed to exercise for cash their existing common stock purchase warrants to purchase an aggregate of 2,988,687 shares of the Company’s common stock at a reduced exercise price of $1.10 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), to purchase up to 5,977,374 shares of the Company’s common stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of approximately $3,287,555.70 from the exercise of the existing common stock purchase warrants by Armistice Capital. Armistice Capital received 2 New Warrant for each existing common stock purchase warrant that they exercised. No compensation or expense was recognized as the repricing of the existing common stock purchase warrants was in excess of the current market price of the Company’s common stock, and the New Warrants were not compensatory as well due to the market conditions. The Company issued 2,988,687 shares of the Company’s common stock, of which 2,242,000 shares of common stock are held in reserve by the Company’s transfer agent. Armistice Capital Fund Ltd. is limited to total ownership at one time to be no more than 9.99% of the Company’s issued and outstanding common stock. Armistice Capital took ownership and possession of 356,687 shares of common stock (September 21st) and 390,000 shares of common stock (September 12th), representing less than 9.99% ownership interest by Armistice Capital on such dates.

On September 8, 2023 370,000 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $3,700.00, 370,000 shares of common stock were issued. On September 19, 2023 the Company issued 6,391 shares of common stock pursuant to the Company’s 2019 LTIP equity plan. The shares were valued at $4,984.98 with a per share value of $0.78 which was the Company’s common stock closing market price on the grant date and date of issuance. Approximately 3.954 shares of common stock were issued to Mr. Ross our CEO and 2,237 shares of common stock were issued to Mr. Grau our COO and interim CFO pursuant to the LTIP plan. Additionally, September 19, 2023 3,721 shares of common stock were granted and issued to a vendor associated with our current working capital loan. The shares were valued at $2,902.38 with a per share value of $0.78 on that date. On September 20, 2023 the Company issued 24,129 shares of common stock pursuant to the Company’s board compensation plan. The shares were valued at $18,096.75 with a per share value of $0.75 which was the Company’s common stock closing market price on the grant date and date of issuance. The Company recognized approximately $228,000 in gain on settlement of debt through the issuance of common stock on this date.

At September 30, 2023 and December 31, 2022, there were 5,875,263 and 677,221 shares of common stock issued and outstanding, respectively; and 75,143 and 75,143 shares of Series B preferred stock issued and outstanding, respectively, and 100,000 and 100,000 shares of its Series A preferred stock issued and outstanding, respectively.

See Note 15 – Subsequent Events, the Company on October 31, 2023, approved amending and restating the certificate of designation of the Company’s Series A Convertible Preferred Stock to increase the number of shares from 100,000 to 150,000 and allow for the conversion of the Series A Preferred Stock under certain circumstances and vesting requirements. On November 3, 2023, the Company approved the designation of a new Series C Convertible Cumulative Preferred Stock (the “Series C Designation”). The rights, preferences, restrictions and other matters relating to the Series C Convertible Cumulative Preferred Stock (the “Series C Preferred Stock”) are further described in Note 15 – Subsequent Events.

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

On July 12, 2022, we entered into a PIPE transaction with Armistice Capital for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 20,372 shares of common stock at $27.75 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 448,096 shares of common stock (the “Prefunded Warrant Shares”) at $27.50 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 936,937 shares of common stock with an exercise price of $21.50 per warrant and will expire five years from the date of issuance. As part of the June 27, 2023 transaction with Armistice the Company was required along with its transaction an additional 1,365,251 immediately exercisable warrants to purchase up to 1,365,251 shares of common stock with an exercise price of $21.50 per warrant and will expire five years from the original date.

On June 27, 2023, we entered into a PIPE transaction with Armistice Capital for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “ 2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance. The 686,499 warrants were repriced to $1.10 per share as part of the Inducement Letter and exercise terms with Armistice Capital.

On September 8, 2023, the Company, entered into an inducement offer letter agreement with Armistice Capital the holders of existing common stock purchase warrants to purchase shares of common stock of the Company. The existing common stock purchase warrants were issued on July 8, 2022 and June 28, 2023 and had an exercise price of $4.37 and $4.24, respectively per share.

Pursuant to the Inducement Letter, Armistice Capital agreed to exercise for cash their existing common stock purchase warrants to purchase an aggregate of 2,988,687 shares of the Company’s common stock at a reduced exercise price of $1.10 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), to purchase up to 5,977,374 shares of the Company’s common stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of approximately $3,287,555.70 from the exercise of the existing common stock purchase warrants by Armistice Capital. Armistice Capital received 2 New Warrant for each existing common stock purchase warrant that they exercised. No compensation or expense was recognized as the repricing of the existing common stock purchase warrants was in excess of the current market price of the Company’s common stock, and the New Warrants were not compensatory as well due to the market conditions. The Company issued 2,988,687 shares of the Company’s common stock, of which 2,242,000 shares of common stock are held in reserve by the Company’s transfer agent. Armistice Capital Fund Ltd. is limited to total ownership at one time to be no more than 9.99% of the Company’s issued and outstanding common stock. Armistice Capital took ownership and possession of 356,687 shares of common stock (September 21st) and 390,000 shares of common stock (September 12th), representing less than 9.99% ownership interest by Armistice Capital on such dates. The common stock purchase warrants that were induced into being exercised were all held by Armistice Capital and consisted of the July 12, 2022 immediately exercisable warrants with an exercise price of $21.50, the additional issuance of warrants to Armistice Capital that contractually were part of the July 12, 2022 issuance but were triggered by the June 27, 2023 offering that occurred with Armistice Capital and resulting in an additional 1,365,251 immediately exercisable warrants with an exercise price of $21.50, along with 686,499 immediately exercisable warrants with an exercise price of $4.24 that were issued on June 27, 2023.

On August 21, 2023 245,000 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $2,450.00, 245,000 shares of common stock were issued. On September 8, 2023 370,000 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $3,700.00, 370,000 shares of common stock were issued. A total of 615,000 2023 Prefunded Warrants were exercised along with 746,687 warrants per the Inducement Letter.

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

Along with the Prefunded Warrants the PIPE investors were issued immediately exercisable warrants to purchase up to 936,937 shares of the Company’s common stock with an exercise price of $21.50 per share expiring five years from the date of issuance, or July 11, 2027. Each Prefunded Warrant and share of common stock issued in the PIPE transaction received two warrants that were exercisable at $21.50 per share with a five-year expiry. None of these warrants have been exercised by the holders. These warrants were repriced to $1.10 per share as part of the Inducement Letter and exercise agreement by Armistice Capital.

As of December 31, 2022, there were 1,096,455 warrants issued and outstanding to acquire additional shares of common stock. As of September 30, 2023, there were 6,136,892 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at December 31, 2022 and September 30, 2023. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)

Stock Price	$0.70	$4.75
Exercise Price	$1.10	$21.50
Term (expected in years)	3.2	4.5
Volatility	40.12%	38.14%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	5.46%	4.69%

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2022, and for the nine months ended September 30, 2023.

	Shares	Weighted- Average Exercise Price Per Share		Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2021	28,072	$220.00		2.95 years	-
Granted	116,386	$50.25		5.00 years	-
Granted in Debt Conversion	15,099	$50.25		5.00 years	-
Granted Prefunded Warrants	463,195	$0.25		5.00 years	-
Granted in PIPE transaction	936,937	$21.50	*	5.00 years	-
Exercised	(463,195)	$0.25		-	-
Expired	(39)	-		-	-
Outstanding and Exercisable at December 31, 2022 (audited)	1,096,455	30.05		4.95 years
Granted Prefunded Warrants	615,000	$4.37		5.00 years	-
Granted in PIPE transaction	686,499	$4.24	*	5.00 years	-
Granted pursuant to repricing transaction	1,365,251	$1.10	*	4.00 years	-
Granted pursuant to Inducement Agreement – New Warrants	5,977,374	$1.10		5.00 years	-
Exercised	(3,603,687)	$0.88		5.00 years	-
Expired	-	-		-	-
Outstanding and Exercisable at September 30, 2023 (unaudited)	6,136,892	$3.15		4.70 years	-

-	*Pursuant to the Inducement Agreement the following warrants were repriced with an exercise price of $1.10 per warrant.

NOTE 12 – LEASES AND LEASED PREMISES

Rental Payments under Non-cancellable Operating Leases and Equipment Leases

The Company through its purchase of Champion acquired several long term (more than month-to-month) leases for two manufacturing facilities, three office spaces, five distribution centers and five retail spaces. Four of its distribution centers also have retail operations for which it leases facilities. Lease terms on the various spaces’ expiry from a month-to-month lease (30 days) to a long-term lease expiring in March of 2027.

Rent expense for operating leases totaled approximately $630,000 and $300,000 for the nine months ended September 30, 2023, and 2022, respectively.

The Company does not have any equipment leases whereby we finance this equipment needed for operations at competitive finance rates. New equipment to be financed in the near term, if necessary, may not be obtainable at competitive pricing with increasing interest rates.

Rental equipment expense for finance leases totaled approximately $0 and $0 for the nine months ended September 30, 2023, and 2022, respectively.

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

Balance sheet information related to our leases is presented below:

		September 30,
	Balance Sheet location	2023	2022
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,237,618	$-
Right-of-use lease liability, current	Other current liabilities	798,136	-
Right-of-use lease liability, long-term	Right-of-use operating lease liability	439,482	-

Finance leases:
Right-of-use lease assets	Property, plant and equipment	-	-
Right-of-use lease liability, current	Current portion of long-term debt	-	-
Right-of-use lease liability, long-term	Long-term debt	-	-

The following provides details of the Company’s lease expense:

	Nine Months Ended September 30,
	2023	2022
Operating lease expense, net	$632,420	$-
Finance lease expense:
Amortization of assets	-	-
Interest on lease liabilities	-	-
Total finance lease expense	-	-
Operating lease expense, net	$632,420	$-

Other information related to leases is presented below:

	2023		2022
Right-of-use assets acquired in exchange for operating lease obligations	$1,237,618		$-
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows from finance leases	-		-
Operating cash flows from operating leases	739,710		-
Weighted Average Remaining Lease Term:
Operating leases	2.7 years		0.0 years
Finance leases	0.0 years		0.0 years
Weighted Average Discount Rate:
Operating leases	5.00%		5.00%
Finance leases	n/a	%	n/a	%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2023 (three months remaining)	$-	$265,965
2024	-	688,526
2025	-	163,794
2026	-	62,792
2027	-	3,733
Thereafter	-	-
Total future minimum lease payments, undiscounted	-	1,184,810
Less: Imputed interest	(-)	(46,410)
Present value of future minimum lease payments	$-	$1,138,330

Rental expense totaled approximately $630,000 and $300,000 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the nine-month periods ended September 30, 2023 and 2022, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company from time-to-time. In the opinion of management, and after consultation with legal counsel, resolution of any of these matters (of which there are none) is not expected to have a material effect on the condensed consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022 there was approximately $0 and $0, respectively, in outstanding letters of credit issued during the normal course of business. These letters of credit could reduce our available borrowings, if we had any. During the nine months ended September 30, 2023 the Company entered into a line of credit with a major financial institution. The amount due on the line of credit as of September 30, 2023 was $1,689,163. The Company is in compliance with the terms and covenants.

Executive Employment Agreements and Independent Contractor Agreements

The Company has written employment agreements with various other executive officers. All payments made to its executive officers and significant outside service providers are analyzed and determined by the board of directors’ compensation committee; some payments made to independent contractors (or officer payments characterized as non-employee compensation) may be subject to backup withholding or general withholding of payroll taxes, may make the Company responsible for the withholding and remittance of those taxes. Generally outside service providers are responsible for their own withholding and payment of taxes. Certain state taxing authorities may otherwise disagree with that analysis and Company policy.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2023, through the date the financial statements were issued and determined that there were the following subsequent events:

On October 31, 2023, the Company approved amending and restating the certificate of designation of the Company’s Series A Convertible Preferred Stock to increase the number of shares from 100,000 to 150,000 and allow for the conversion of the Series A Preferred Stock under certain circumstances and vesting requirements.

On November 3, 2023, the Company’s board of directors approved the designation of a new Series C Convertible Cumulative Preferred Stock (the “Series C Designation”). The rights, preferences, restrictions and other matters relating to the Series C Convertible Cumulative Preferred Stock (the “Series C Preferred Stock”) are as follows:

●	The Series C Preferred Stock ranks, as to dividend rights and rights upon liquidation, dissolution, or winding up, junior to the Company’s Series A Preferred Stock and senior to its Common Stock and Series B Preferred Stock. The terms of the Series C Preferred Stock do not limit the Company’s ability to (i) incur indebtedness or (ii) issue additional equity securities that are equal or junior in rank to the shares of its Series C Preferred Stock as to distribution rights and rights upon liquidation, dissolution or winding up.

●	Each share of Series C Preferred Stock has an initial stated value of $7.50, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series C Preferred Stock.

●	Dividends on the Series C Preferred Stock are cumulative and payable quarterly in arrears to all holders of record on the applicable record date. Holders of Series C Preferred Stock are entitled to receive cumulative quarterly dividends at a per annum rate of 8.53% of the stated value (or $0.16 per share per quarter based on the liquidation preference per share); provided that upon an event of default (generally defined as the Company’s failure to pay dividends when due or to redeem shares when requested by a holder), such amount shall be increased to $0.225 per quarter, which is equivalent to the annual rate of 12% of the $7.50 liquidation preference per share. In the Company’s sole discretion, dividends may be paid in cash or in kind in the form of Common Stock equal to the closing price of Common Stock on the last day of the quarter. Dividends on each share begin accruing on, and are cumulative from, the date of issuance and regardless of whether the Board declares and pays such dividends. Dividends on shares of Series C Preferred Stock will continue to accrue even if any of the Company’s agreements prohibit the current payment of dividends or it does not have earnings.

●	Upon a liquidation, dissolution or winding up of the Company, holders of shares of Series C Preferred Stock are entitled to receive, before any payment or distribution is made to the holders of Common Stock or Series B Preferred Stock and on a junior basis with holders of Series A Preferred Stock, a liquidation preference equal to the stated value per share, plus accrued but unpaid dividends thereon (whether or not declared).

●	The Company may redeem the shares of Series C Preferred Stock, in whole or in part at any time after the fifth anniversary of the initial closing of offering selling such shares and continuing indefinitely thereafter, at the Company’s option, for cash, at $11.25 per share of Series C Preferred Stock, plus any accrued and unpaid dividends.

●	Once per calendar quarter beginning any time after the fifth-year anniversary of date of issuance, a Holder of record of shares of Series C Preferred Stock may elect to cause the Company to redeem all or any portion of their shares of Series C Preferred Stock for an amount equal to $11.25 per share plus any accrued and unpaid dividends, which amount may be settled by delivery of cash or shares of Common Stock, at the option of the holder. If the holder elects settlement in shares of Common Stock, the Company will deliver such number of shares of Common Stock equal to $11.25 per share of Series C Preferred Stock to be redeemed plus any accrued and unpaid dividends corresponding to the redeemed shares, divided by $2.25 per share (subject to pro rata adjustment in connection with any stock splits, stock dividends, or similar changes to the Company’s capitalization occurring after the date of this Certificate), with any fraction rounded up to the next whole share of Common Stock. A holder making such election shall provide written notice thereof to the Company specifying the name and address of the holder, the number of shares to be redeemed and whether settlement shall be in cash or shares of Common Stock. The Company shall redeem the specified shares of Series C Preferred Stock for shares of Common Stock no later than ten (10) days, or for cash no later than 365 days, following receipt of such notice.

●	The Company is not be obligated to redeem or repurchase shares of Series C Preferred Stock if it is restricted by applicable law or its articles of incorporation from making such redemption or repurchase or to the extent any such redemption or repurchase would cause or constitute a default under any borrowing agreements to which it or any of its subsidiaries are a party or otherwise bound. In addition, the Company has no obligation to redeem shares in connection with a redemption request made by a holder if it determines, as of the redemption date, that it does not have sufficient funds available to fund that redemption. In this regard, the Company will have complete discretion under the certificate of designation for the Series C Preferred Stock to determine whether it is in possession of “sufficient funds” to fund a redemption request. Redemptions will be limited to five percent (5%) of the total outstanding shares of Series C Preferred Stock per quarter. To the extent the Company is unable to complete redemptions it may have earlier agreed to make, the Company will complete those redemptions promptly after it becomes able to do so, with all such deferred redemptions being satisfied on a first come, first served, basis.

●	The Series C Preferred Stock has no voting rights relative to matters submitted to a vote of the Company’s stockholders (other than as required by law). The Company may not authorize or issue any class or series of equity securities ranking senior to the Series C Preferred Stock as to dividends or distributions upon liquidation (including securities convertible into or exchangeable for any such senior securities) or amend its articles of incorporation (whether by merger, consolidation, or otherwise) to materially and adversely change the terms of the Series C Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on such matter by holders of the Company’s outstanding shares of Series C Preferred Stock, voting together as a class.

●	The Company will not be required to redeem shares of Series C Preferred Stock at any time except as otherwise described above. Accordingly, the shares of Series C Preferred Stock will remain outstanding indefinitely, unless the Company decides, at its option, to exercise its call right, or the holder of the Series C Preferred Stock exercises their put right. The shares of Series C Preferred Stock will not be subject to any sinking fund.

●	Each share of Series C Preferred Stock shall be convertible into shares of Common Stock at a price per share of $1.50 (1 share of Series C Preferred Stock converts into 5 shares of Common Stock), at the option of the holder thereof, at any time following the issuance date of such share of Series C Preferred Stock and on or prior to the fifth (5th) day prior to a redemption date, if any, as may have been fixed in any redemption notice with respect to the shares of Series C Preferred Stock, at the Company’s office or any transfer agent for such stock.

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

On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer (“American Rebel Beer”). American Rebel Beer plans to launch regionally in early 2024. The beer industry in the United States is a more than $110 billion dollar market. We believe there is a substantial opportunity to enter the beer market at this time to present our customers with a beer they can support that aligns with their core values.

We believe we can continue to create a strong American brand community presence, in part through the personal efforts our Chief Executive Officer, Mr. Charles A. “Andy” Ross, who has written, recorded and performed a number of hit songs about the true American spirit of independence. We believe our customers identify with these core values expressed by our Chief Executive Officer through the “American Rebel” brand, America’s Patriotic Brand. American Rebel, its executives and employees live and breathe the America First philosophy and further those efforts utilizing social media wherever they can and are not censored for their words which we are all afforded under the First Amendment.

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

Recent Developments and Trends

Our Growth Strategy

Our goal is to enhance our position as a designer, manufacturer and marketer of premium safes and personal security products. In addition, we recently announced we are entering the beverage business, through the introduction of American Rebel Beer. We have established plans to grow our business by focusing on three key areas: (1) organic growth and expansion in existing markets; (2) targeted strategic acquisitions that increase our on-premise and online product offerings, distributor and retail footprint and/or have the ability to increase and improve our manufacturing capabilities and output, and (3) expanding the scope of our operation activities to the dispensaries U.S. community.

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

We believe that by enhancing our brand recognition, our market share might grow correspondingly. Champion Safe and its legacy of nearly 25 years of craftsmanship and quality position its products as viable alternatives to Liberty Safe product. Firearm industry sources estimate that 70 million to 80 million people in the United States own an aggregate of more than 400 million firearms, creating a large potential market for our safes and personal security products. We are focusing on the premium segment of the market through the quality, distinctiveness, and performance of our products; the effectiveness of our marketing and merchandising efforts; and the attractiveness of our competitive pricing strategies.

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

Expand into New Business Categories

We recently entered into an agreement to introduce American Rebel Beer as a new product offering, which is anticipated to launch regionally in early 2024. The Company has strived to be innovative, building products around its brand, and is committed to becoming a leading innovator in the industries in which it competes. To that end, the Company plans to continually test new alcohol beverages and may sell them under various brand labels for evaluation of drinker interest. The Company will also continue to consider new markets for its safe products and new product applications. The Company has already identified opportunities in the cannabis industry to lock inventory after hours as well as locking cabinets for tools and automotive parts in garages. Also, Champion Safe has focused on the middle and premium segments of the safe market. We believe introducing a value line series will grow customer and dealer loyalty to our brands as nearly 60% of current safe industry sales are going to value line products. We believe our value line product will have features and benefits other value line safes won’t offer and that our value line safe will be a better product.

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

Results of Operations

From inception through September 30, 2023, we have generated an operating deficit of $37,723,739. We expect to incur additional losses during fiscal year ending December 31, 2023, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Revenue	$11,418,222	$4,595,547
Cost of goods sold	8,869,432	3,462,454
Gross margin	2,548,790	1,133,093

Expenses:
Consulting/payroll and other costs	2,915,377	1,937,349
Rental expense, warehousing, outlet expense	732,360	314,314
Product development costs	36,821	146,463
Marketing and brand development costs	942,687	349,341
Administrative and other	2,542,181	2,687,728
Depreciation and amortization expense	79,260	11,311
	7,248,686	5,446,506
Operating income (loss)	(4,699,896)	(959,076)

Other Income (Expense)
Interest expense, net	(250,877)	(341,990)
Interest expense – pre-emptive rights release	-	(350,000)
Interest Income	3,203	4,428
Employee retention credit funds, net of costs to collect	1,107,672	-
Gain/(loss) on sale of equipment	1,400	-
Gain/(loss) on extinguishment of debt	227,569	(1,376,756)
	1,088,967	(2,064,318)

Net income (loss) before income tax provision	(3,610,929)	(6,377,731)
Provision for income tax	-	-
Net income (loss)	$(3,610,929)	$(6,377,731)

For the nine months ended September 30, 2023, we reported Revenues of $11,418,222 compared to Revenues of $4,595,547 for the nine months ended September 30, 2022. The increase in Revenues of $6,822,675 (or 148% period over period (PoP)) for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, is primarily attributable to the closing of the Champion acquisition on July 29, 2022 and a general increase from Champion’s average quarterly sales of product. For the nine months ended September 30, 2023, we reported Cost of Goods Sold of $8,869,432, compared to Cost of Goods Sold of $3,462,454 for the nine months ended September 30, 2022. The increase in Cost of Goods Sold of $5,406,978 (or 156% period over period (PoP)) for the current period is due to a significantly greater number of sales of product during the period compared to the nine months ending September 30, 2022 and again attributable to the closing of the Champion acquisition on July 29, 2022. For the nine months ended September 30, 2023, we reported Gross Margin of $2,548,790, compared to Gross Margin of $1,133,093 for the nine months ended September 30, 2022. The increase in Gross Margin of $1,415,697 (or 125% period over period (PoP)) for the nine months ending September 30, 2023, compared to the nine months ending September 30, 2022 is again due to the closing of the Champion acquisition on July 29, 2022. Gross Margin percentages for the nine months ended September 30, 2023 was 22.3% compared to 24.6% for the nine months ended September 30, 2022. We expect our Gross Margin percentages to remain consistent in the mid-20% range until we achieve sufficient sales volume to increase our margins from better pricing power, to better buying power on our costs of goods, inventory and inventory management.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2023 were $7,248,686 compared to $5,446,506 for the nine months ended September 30, 2022 as further described below. Overall, we saw a $1,802,180 increase in operating expenses or a 33% period over period (PoP) increase in operating expenses from the prior year comparable period. With the acquisition and integration of the Champion acquisition we expect this to be about the same going forward dropping as a percentage of Revenues as we increase our overall sales volume.

For the nine months ended September 30, 2023, we incurred consulting/payroll and other costs of $2,915,377 compared to consulting/payroll and other costs of $1,937,349 for the nine months ended September 30, 2022. The increase in consulting/payroll and other costs of $978,028 (or 50% period over period (PoP)) was due to the increase in the number of employees and the size of the Company post-acquisition of the Champion Entities as well as increased payroll costs from a competitive jobs market. The Company expects to maintain its current consulting/payroll and other costs as we further expand our sales volume.

For the nine months ended September 30, 2023, we incurred rental expense, warehousing, outlet expense of $732,360, compared to rental expense, warehousing, outlet expense of $314,314 for the nine months ended September 30, 2022. The increase in rental expense, warehousing, outlet expense of $418,046 is due to the significant number of leases and properties that the Company rents to conduct the Champion business. Prior to the Champion business acquisition, the Company included lease expense in the Administrative and other account. The significant number of leases and properties that the Company rents to conduct its Champion business provides a better presentation of expenses through a separate line item in its Statement of Operations. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties. The Company may look to consolidate some of its space as it fine tunes the Champion business.

For the nine months ended September 30, 2023, we incurred product development expenses of $36,821, compared to product development expenses of $146,463 for the nine months ended September 30, 2022. The decrease in product development expenses of $109,642 (or -75% period over period (PoP)) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which provides for a better presentation of those expenses than pure product development expense, offset by new efforts over these past few months where we’ve incurred some significant expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the nine months ended September 30, 2023, we incurred marketing and brand development expenses of $942,687, compared to marketing and brand development expenses of $349,341 for the nine months ended September 30, 2022. The increase in marketing and brand development expenses of $593,346 (or 170% period over period (PoP)) relates primarily to an increase of activities including major trade shows and the availability of working capital for these types of expenses as well as increased costs attributable to our acquisition and integration of the Champion business.

For the nine months ended September 30, 2023, we incurred administrative and other expense of $2,542,181, compared to administrative and other expense of $2,687,728 for the nine months ended September 30, 2022. The decrease in administrative and other expense of $145,547 (or -5% period over period (PoP)) relates primarily to the significant legal and other professional fees that we incurred during 2022 in anticipation of our registered public offerings, offset by additional expenses picked up from our acquisition of Champion and other recent financing efforts. The Company believes as it grows its sales base it will need to increase its administrative and other expenses commensurate with an overall increased profit for the future.

For the nine months ended September 30, 2023, we incurred depreciation and amortization expense of $79,260, compared to depreciation and amortization expense of $11,311 for the nine months ended September 30, 2022. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the nine months ended September 30, 2023, we incurred interest expense of $250,877, compared to interest expense of $341,990 for the nine months ended September 30, 2022. The decrease in interest expense of $91,113 is due to a significant number of notes being paid during 2022 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, 12% on our existing working capital notes payable, and our new working capital notes payable we are paying approximately 40% per annum on this debt instrument. During the nine months ended September 30, 2023, we incurred a gain on extinguishment of debt of $227,569, compared to $1,376,756 during the nine months ended September 30, 2022. The decrease in loss on extinguishment of debt is due to the charges necessary through the amortization of the debt discount recorded for the issuance of shares of common stock in connection with working capital loans retired during 2022. The Company expects to manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a minimum as we grow the business and its sales volume. The gain on extinguishment of debt for the nine months ended September 30, 2023 is directly attributable to equity issuances that were static or an agreed upon number of shares for the services at the time (which was much higher) and the settlement of the shares as payment for the services at a time when the shares were significantly less valuable. For the nine months ended September 30, 2023 we received approximately $1,286,000 in tax credits under the CARES Act from the US Department of Treasury and in turn paid approximately $178,500 to the service provider, netting the Company approximately $1,107,500 in credits for retaining its employees during COVID. As part of the collection process the Company retained the services of a tax service professional to provide the Company with the specialized tax services. The services included identifying various tax initiatives as well as specifically tasking the tax service professional in applying for and the tax filings for (tax) credits available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This is a one-time other income item and we do not expect to receive this type of special income in the future. During the nine months ended September 30, 2023 the Company received a claim for refund or right of repayment from the Seller of the Champion Entities with respect to the CARES Act tax credits income. The Company prior to September 30, 2023 settled with the Seller and agreed to pay an additional $325,000 to the seller. This amount was not offset against the CARES Act tax credit income but increased the purchase price of the Champion Entities and increased our determined Goodwill value by $325,000.

Net Loss

Net loss for the nine months ended September 30, 2023, amounted to $3,610,929, resulting in a loss per share of $2.50, compared to $6,377,731 for the nine months ended September 30, 2022, resulting in a loss per share of $33.62. The decrease in the net loss from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 is primarily due to one-time transactional costs related to 2022 financings and as well our preparation costs for the Champion acquisition and integration, offset by increasing costs due to a tightening jobs market and inflation. The Company’s management believes with increasing sales volume and strict adherence on cost cutting measures and best practices that net positive income can be achieved for the business into the future.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	Three months ended September 30, 2023	Three months ended September 30, 2022
Revenue	$3,345,552	$4,102,761
Cost of goods sold	3,095,418	3,124,657
Gross margin	250,134	978,104

Expenses:
Consulting/payroll and other costs	1,039,273	1,227,953
Rental expense, warehousing, outlet expense	230,226	314,314
Product development costs	20,326	-
Marketing and brand development costs	517,345	119,122
Administrative and other	1,347,181	1,077,005
Depreciation and amortization expense	24,895	9,956
	3,179,246	2,748,350
Operating income (loss)	(2,929,112)	(1,770,246)

Other Income (Expense)
Interest expense, net	(95,330)	(31,584)
Interest expense – pre-emptive rights release	-	(350,000)
Interest income	3,203	4,428
Employee retention credit funds, net of costs to collect	-	-
Gain/(loss) on sale of equipment	-	-
Gain/(loss) on extinguishment of debt	227,569	-
	135,442	(377,156)

Net income (loss) before income tax provision	(2,793,670)	(2,147,402)
Provision for income tax	-	-
Net income (loss)	$(2,793,670)	$(2,147,402)

For the three months ended September 30, 2023, we reported Revenues of $3,345,552 compared to Revenues of $4,102,761 for the three months ended September 30, 2022. The decrease in Revenues of $757,209 (or -18% period over period (PoP)) for the current period compared to the three months ended September 30, 2022, is attributable to slower sales for 2023 and current market conditions. For the three months ended September 30, 2023, we reported Cost of Goods Sold of $3,095,418, compared to Cost of Goods Sold of $3,124,657 for the three months ended September 30, 2022. The decrease in Cost of Goods Sold of $29,239 (or -1% period over period (PoP)) for the current period is primarily attributable to a marginal decrease in sales for the period. For the three months ended September 30, 2023, we reported Gross Margin of $250,134, compared to Gross Margin of $978,104 for the three months ended September 30, 2022. The decrease in Gross Margin of $727,970 (or -74% period over period (PoP)) for the three months ending September 30, 2023, compared to the three months ending September 30, 2022 is again due a decrease in sales and increased costs of sales. Gross Margin percentages for the three months ended September 30, 2023 was 8% compared to 24% for the three months ended September 30, 2022. We expect our Gross Margin percentages for this time of year to be consistently in the 20% range. If not within this range we will try to increase our sales volume to in order to increase our margins, with better pricing power, better buying power on costs of goods, inventory and of course inventory management. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the three months ended September 30, 2023 were $3,179,246 compared to $2,748,350 for the three months ended September 30, 2022 as further described below. Overall, we experienced a $430,896 increase in operating expenses or a 16% period over period (PoP) increase in operating expenses from the prior year comparable period. With the successful integration of the Champion acquisition, we believe this will begin to drop or decrease as a percentage of Revenues as we increase our sales volume.

For the three months ended September 30, 2023, we incurred consulting/payroll and other costs of $1,039,273 compared to consulting/payroll and other costs of $1,227,953 for the three months ended September 30, 2022. The decrease in consulting/payroll and other costs of $188,680 (or -15% period over period (PoP)) was due to cost controls put in place on the post-acquisition of the Champion Entities. The Company expects to try and maintain its consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the three months ended September 30, 2023, we incurred rental expense, warehousing, outlet expense of $230,226, compared to rental expense, warehousing, outlet expense of $314,314 for the three months ended September 30, 2022. The decrease in rental expense, warehousing, outlet expense of $84,088 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place. Prior to the Champion business acquisition, the Company included lease expense in the Administrative and other account. With the significant number of leases and properties that the Company rents to conduct the Champion business we believe provides a better presentation of expenses with a separate account line item. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term. The Company may look to consolidate some of its space as needed as it fine tunes the Champion business.

For the three months ended September 30, 2023, we incurred product development expenses of $20,326, compared to product development expenses of $- for the three months ended September 30, 2022. The increase in product development expenses of $20,326 (or ~% period over period (PoP)) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which we believe provides for a better presentation of our historical business expenses than pure product development expense. For these three months ended September 30, 2023 we’ve incurred expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended September 30, 2023, we incurred marketing and brand development expenses of $517,345, compared to marketing and brand development expenses of $119,122 for the three months ended September 30, 2022. The increase in marketing and brand development expenses of $398,223 (or 334% period over period (PoP)) relates primarily to an increase of activities including major trade shows and the availability of working capital for these types of expenses as well as increased costs attributable to our acquisition and integration of the Champion business, as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended September 30, 2023, we incurred administrative and other expense of $1,347,181, compared to administrative and other expense of $1,077,005 for the three months ended September 30, 2022. The increase in administrative and other expense of $270,176 (or 25% period over period (PoP)) relates directly to increased legal and other professional fees that we incurred in our registered public offerings and capital raising efforts, along with additional expenses picked up from our acquisition of Champion. The Company believes as it grows its sales base it will also increase its administrative and other expense commensurate with the increased profits for the future.

For the three months ended September 30, 2023, we incurred depreciation and amortization expense of $24,895, compared to depreciation and amortization expense of $9,956 for the three months ended September 30, 2022. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the three months ended September 30, 2023, we incurred interest expense of $95,330, compared to interest expense of $31,584 for the three months ended September 30, 2022. The increase in interest expense of $63,746 is due to a significant number of notes being paid during 2022 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, 12% on our existing working capital notes payable, and on our new working capital notes payable we are paying approximately 40% per annum on this debt instrument. The Company expects to manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a minimum as we grow the business and its sales volume.

Net Loss

Net loss for the three months ended September 30, 2023, amounted to $2,793,670, resulting in a loss per share of $0.95, compared to $2,147,402 for the three months ended September 30, 2022, resulting in a loss per share of $8.90. The increase in the net loss from the three months ended September 30, 2022 to the three months ended September 30, 2023 is from a myriad of expenses that the Company incurred in the quarter, such as professional and legal fees, increased costs in marketing and the softening of gross margin on sales. The Company’s management believes with increasing sales volume and strict adherence to cost cutting measures and best practices that net positive income can be achieved for the business.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital increased by $725,021 period over period where we had a working capital balance of $6,678,562 at December 31, 2022 compared to a working capital balance of $7,403,583 at September 30, 2023. This working capital increase was due to the successful closings of three financing transactions (one in February 2022, the second in July 2022 and a third one recently in June 2023) despite incurring a deficit of over $37.7 million from inception to September 30, 2023. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the nine months ended September 30, 2023, we raised net cash of approximately $5,304,000 through the issuance of equity (which included the inducement to accelerate the conversion of certain warrants into equity), as compared to approximately $19,985,000 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we raised net cash of approximately $2,386,000 through the issuance of notes payable and entering into a line of credit with a national financial institution secured by inventory and other assets, as compared to approximately $60,000 for the nine months ended September 30, 2022. During the nine months ended September 30, 2022 we paid down approximately $2,607,000 in loan principal which we did not replenish.

As we continue with the launch of the American Rebel branded safes and concealed carry product line as well our Champion line of products, we expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures. We may from time to time incur significant capital needs for these expenditures and our business; we cannot fully predict what those needs will be and the impact to our business.

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

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received the loan net of fees of $20,000. The Secured Loan requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000. The Secured Loan bears interest at 41.4%. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. We paid approximately $300,000 in principal payments to the lender under the Secured Loan. We intend to make the payments in a timely manner, with no early repayment of the principal.

Line of Credit

During February 2023, the Company, through its wholly-owned subsidiary Champion entered into a $2 million line of credit facility (the “Line of Credit”). The Line of Credit accrues interest at a rate determined by BSBY Daily Floating Rate plus 2.05 percentage points (which at September 30, 2023 was 7.48%), and is secured by all of the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding liability of the Line of Credit at September 30, 2023 was $1.69 million. The Company has the ability to draw upon the line to the full $2 million if necessary.

Acquisition, Integration of Champion Entities and PIPE Transaction Used to Fund Acquisition

On July 12, 2022, we sold $12,887,976 of securities to Armistice Capital, an institutional purchaser. Such securities consisted of (i) 20,372 shares of common stock at $27.75 per share, (ii) prefunded warrants that are exercisable into 448,096 shares of common stock at $27.50 per prefunded warrant, and (iii) immediately exercisable warrants to purchase up to 936,937 shares of common stock at an initial exercise price of $21.50 per share, subject to adjustments as set forth therein, and will expire five years from the date of issuance. EF Hutton, a division of Benchmark Investments, LLC, acted as exclusive placement agent for the offering and was paid: (i) a commission of 10% of the gross proceeds ($1,288,798); (ii) non-accountable expenses of 1% of the gross proceeds ($128,880); and (iii) placement agent expenses of $125,000.

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

During the nine months ended September 30, 2023 the Company received a claim for refund or right of repayment from the Seller. The Company settled with the Seller and agreed to pay an additional $325,000 to the Seller in the following manner. $275,000 upon signing of the agreement and another $50,000 to be paid over the next twelve months. The Company increased its purchase price of the Champion Entities by the $325,000 during the nine months ended September 30, 2023. The funds for this pricing adjustment came from general working capital.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Mr. Charles A. Ross, Jr., and our Interim Principal Accounting Officer, Mr. Doug E. Grau, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on their evaluation, Messrs. Ross and Grau concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. The Company hired a financial expert with experience in creating and managing internal control systems as well to continue to improve the effectiveness of our internal controls and financial disclosure controls.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities

On September 8, 2023, the Company, entered into an inducement offer letter agreement (the “Inducement Letter”) with Armistice Capital the holders of existing common stock purchase warrants to purchase shares of common stock of the Company. The existing common stock purchase warrants were issued on July 8, 2022 and June 28, 2023 and had an exercise price of $4.37 and $4.24, respectively per share.

Pursuant to the Inducement Letter, Armistice Capital agreed to exercise for cash their existing common stock purchase warrants to purchase an aggregate of 2,988,687 shares of the Company’s common stock at a reduced exercise price of $1.10 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), to purchase up to 5,977,374 shares of the Company’s common stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of approximately $3,287,555.70 from the exercise of the existing common stock purchase warrants by Armistice Capital. Armistice Capital received 2 New Warrants for each existing common stock purchase warrant that they exercised. EF Hutton, a division of Benchmark Investments LLC acted as the underwriters on the transaction and charged the Company the usual 9% and 1% fees along with a placement agent fee of $125,000.

Subsequent Issuances after Quarter End

During the period covered by this Report until the date of filing of this Report, November 14, 2023, the Company has not issued or authorized the sale of any equity securities.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2023.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Securities Purchase Agreement, dated June 9, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.5	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.6	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.7	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.8	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.9	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.10	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K ,filed on November 6, 2023)
4.11	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)

10.6	Securities Purchase Agreement, dated July 7, 2022, between American Rebel Holdings, Inc. and the Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed July 8, 2022)
10.7	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed July 8, 2022)
10.8	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed July 8, 2022)
10.9	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed July 8, 2022)
10.10	Engagement Letter, dated July 8, 2022, between American Rebel Holdings, Inc. and EF Hutton (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed July 18, 2022)
10.11	Securities Purchase Agreement, dated June 27, 2023, between American Rebel Holdings, Inc. and the Armistice Capital Master Fund Ltd. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 28, 2023)
10.12	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.13	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.14	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.15	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)
10.16	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.17	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.18	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
31.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification of Chief Executive Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 14, 2023

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

