Form 10-K
period 2023-12-31
AMERICAN REBEL HOLDINGS INC
filed 2024-04-12
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $15,705,174 on June 30, 2023 based on the closing price per common share of $2.72 on that date.

The number of shares of the registrant’s common stock issued and outstanding as of April 12, 2024, was 5,947,643 shares, which includes 67,723 shares of common stock authorized but unissued as of this date.

Documents incorporated by reference: None

AMERICAN REBEL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;
●	our ability to efficiently manage and repay our debt obligations;
●	we recently consummated the purchase of our safe manufacturer and sales organizations, and future acquisitions and operations of new manufacturing facilities and/or sales organizations might prove unsuccessful and could fail;
●	our inability to raise additional financing for working capital, especially related to purchasing critical inventory;
●	our ability to generate sufficient revenue in our targeted markets to support operations;
●	significant dilution resulting from our financing activities:
●	actions and initiatives taken by both current and potential competitors;
●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;
●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;
●	our success depends on our ability to introduce new products that track customer preferences;
●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;
●	as a significant portion of our revenues are derived by demand for our safes and the personal security products for firearms storage, we depend on the availability and regulation of ammunition and firearm storage;
●	as we continue to integrate the recent purchase of our safe manufacturer and sales organization, any compromised operational capacity may affect our ability to meet the demand for our safes, which in turn may affect our generation of revenue;
●	our future operating results;
●	our ability to diversify our operations;
●	our inability to effectively meet our short- and long-term obligations;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	given our limited corporate history it is difficult to evaluate our business and future prospects and increases the risks associated with an investment in our securities;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	changes in generally accepted accounting principles in the United States (or “U.S. GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;
●	deterioration in general or global economic, market and political conditions;
●	inability to efficiently manage our operations;
●	inability to achieve future operating results;
●	the unavailability of funds for capital expenditures;
●	our ability to recruit and hire key employees;
●	the global impact of COVID-19 on the United States economy and our operations;
●	the inability of management to effectively implement our strategies and business plans;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	any possible financings; and
●	the adequacy of our cash resources and working capital.

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

Except as otherwise indicated by the context, references in this Annual Report to “Company,” “American Rebel Holdings,” “American Rebel,” “we,” “us” and “our” are references to American Rebel Holdings, Inc. and its operating subsidiaries, American Rebel Beverages, LLC, American Rebel, Inc., Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC and Champion Safe De Mexico, S.A. de C.V. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our Annual Report to security holders, including audited financial statements, at no charge, upon receipt of a written request to us at American Rebel Holdings, Inc., 909 18th Avenue South, Suite A, Nashville, Tennessee 37212.

PART I

ITEM 1. BUSINESS

Recent Development and Events

Introduction of American Rebel Beer

On August 9, 2023, the Company entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer will launch regionally in early 2024. The Company paid a setup fee and security deposit to Associated Brewing. In late 2023, we established American Rebel Beverages, LLC as a wholly-owned subsidiary specifically to hold our alcohol licenses and operate the beer business.

Acquisition of Champion Entities

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc. (“Champion Safe”), Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico”) and, together with Champion Safe, Superior Safe, Safe Guard, and Champion Safe Mexico, collectively, (the “Champion Entities”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller. This transaction was completed on July 29, 2022. We included the Champion Entities assets and liabilities as of that date and the subsequent financial activity through the date of this Annual Report in our consolidated financial statements which consist of the consolidated balance sheets, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows (the “Consolidated Financial Statements”). The Champion Entities have been fully integrated with our existing operations and are under the full control of our management team.

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

In addition to the direct payments to the Seller during the year ended December 31, 2022, the Company paid certain costs on behalf of and associated with the acquisition of Champion and its integration totaling $350,000; $200,000 was paid to our investment banker in analyzing the acquisition and purchase of Champion as well as $150,000 was paid to Champion’s independent PCAOB registered accounting firm to conduct their two years of audit and subsequent interim review reports to be filed with the SEC in our Annual Report and other forms with the SEC.

During the year ended December 31, 2023 the Company received a claim for refund or right of repayment from the Seller of the Champion Entities with respect to the CARES Act tax credit income the Company received. The Company during the year settled the matter with the Seller and agreed to pay an additional $325,000 to the Seller as part of its purchase price. This increased the overall purchase price of the Champion Entities by an additional $325,000.

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

American Rebel Safes

Keeping your guns in a location only appropriate trusted members of the household can access should be one of the top priorities for every responsible gun owner. Whenever a new firearm is purchased, the owner should look for a way to store and secure it. Storing the firearm in a gun safe will prevent it from being misused by young household members, and it will prevent it from being stolen in a burglary or damaged in a fire or natural disaster. Gun safes may seem pricy at first glance, but once the consumer is educated on their role to protect expensive firearms and other valuables such as jewelry and important documents, the price is justified.

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

Below is a summary of the different safes we offer:

i.	Large Safes – our current large model safe collection consists of six premium safes. All of our large safes share the same high-quality workmanship, are constructed out of 11-gauge U.S.-made steel and feature a double plate steel door, double-steel door casements and reinforced door edges. Each of these safes provide up to 75 minutes of fire protection at 1200 degrees Fahrenheit. Our safes offer a fully adjustable interior to fit our customers’ needs. Depending on the model, one side of the interior may have shelves and the other side set up to accommodate long guns. There are optional additions such as Rifle Rod Kits and Handgun Hangers to increase the storage capacity of the safe. These large safes offer greater capacity for secure storage and protection, and our safes are designed to prevent unauthorized access, including in the event of an attempted theft, natural disaster or fire. We believe that a large, highly visible safe acts as a deterrent to any prospective thief.

ii.	Personal Safes – the safes in our compact safe collection are easy to operate and carry as they fit into briefcases, desks or under vehicle seats. These personal safes meet Transportation Security Administration (“TSA”) airline firearm guidelines and fit comfortably in luggage when required by travel regulations.

iii.	Vault Doors – our U.S.-made vault doors combine style with theft and fire protection for a look that fits any decor. Newly-built, higher-end homes often add vault rooms and we believe our vault doors, which we designed to facilitate secure access to such vault rooms, provide ideal solutions for the protection of valuables and shelter from either storms or intruders. Whether it’s in the context of a safe room, a shelter, or a place to consolidate valuables, our American Rebel in- and out-swinging vault doors provide maximum functionality to facilitate a secure vault room. American Rebel vault doors are constructed of 4 ½” double steel plate thickness, A36 carbon steel panels with sandwiched fire insulation, a design that provides greater rigidity, security and fire protection. Active boltworks, which is the locking mechanism that bolts the safe door closed so that it cannot be pried open and three external hinges that support the weight of the door, are some of the features of the vault door. For safety and when the door is used for a panic or safe room, a quick release lever is installed inside the door.

iv.	Dispensary Safes - our HG-INV Inventory Safe, a safe tailor-made for the cannabis community, provides cannabis and horticultural plant home growers a reliable and safe solution to protect their inventory. Designed with medical marijuana or recreational cannabis dispensaries in mind and increasing governmental and insurance industry regulation to lock inventory after hours, we believe our HG-INV Inventory Safe delivers a high-level user experience.

Upcoming Product Offerings

To further complement our diverse product offerings, we intend to introduce additional products in 2024 and 2025. Below is a summary of potential upcoming product offerings:

i. Biometrics Safes – we intend to introduce a line of handgun boxes with biometrics, Wi-Fi and Bluetooth technologies. These Biometric Safes have been designed, engineered and are ready for production.

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

● Customer Satisfaction - we believe we have established a reputation for delivering high-quality safes and personal security products in a timely manner, in accordance with regulatory requirements and our retailers’ delivery requirements and supporting our products with a consistent merchandising and marketing message. We believe that our high level of service, combined with strong consumer demand for our products and our focused distribution strategy, produces substantial customer satisfaction and loyalty. We believe we have cultivated an emotional connection with the brand which symbolizes a lifestyle of freedom, rugged individualism, excitement and a sense of bad boy rebellion.

● Proven Management Team - our founder and Chief Executive Officer, Charles A. Ross, Jr., has led the expansion and focus on the select product line we offer today. We believe that Mr. Ross had an immediate and positive impact on our brand, products, team members, and customers. Under Mr. Ross’s leadership, we believe that we have built a strong brand and strengthened the management team. We are refocusing on the profitability of our products, reinforcing the quality of safes to engage customers and drive sales. We believe our management team possesses an appropriate mix of skills, broad range of professional experience, and leadership designed to drive board performance and properly oversee the interests of the Company, including our long-term corporate strategy. Our management team reflects a balanced approach to tenure that will allow the board of directors to benefit from a mix of newer members who bring fresh perspectives and seasoned directors who bring continuity and a deep understanding of our complex business.

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

We have developed what we believe is a multi-pronged growth strategy, as described below, to help us capitalize on a sizable opportunity. Through methodical sales and marketing efforts, we believe we have implemented several key initiatives we can use to grow our business more effectively. We believe we made significant progress in 2022 in the largest growing segment of the safe industry, sales to first-time buyers. We intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance stockholder value. Key elements of our strategy to achieve this goal are as follows:

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

Champion Safe Combined Group

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (the “Champion Entities”, “Champion Safe Combined Group” or “Champion”) and Mr. Ray Crosby (the “Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller. The closing occurred on July 29, 2022 (see Recent Events described above).

“Champion Safe Combined Group” consists of Champion Safe Co., Inc. (“Champion Safe”) a Utah corporation, Superior Safe, LLC (“Superior Safe”) a Utah limited liability company, Safe Guard Security Products, LLC (“Safe Guard”) a Utah limited liability company, Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico”) a corporation duly organized and existing under the laws of Mexico. Each of these entities is under common control and ownership by American Rebel Holdings, Inc.

Champion Safe Combined Group develops and sells branded products in the safe storage product using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well e-commerce and television. Champion Safe Combined Group’s products are marketed under the Champion, Superior and Safe Guard brands. Champion Safe Combined Group promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. Champion Safe Combined Group sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands.

Based in Provo, Utah and founded in 1999, Champion Safe is what we believe to be one of the premier designers, manufacturers and marketers of home and gun safes in North America. Champion Safe Co. has three safe lines, which we believe feature some of the most secure and highest quality gun safes.

We operate Champion Safe in the same manner as it was operated pre-acquisition. Champion Safe, Superior Safe and Safe Guard Security Products are valuable and prominent identifiable brands in the safe industry. We have begun to expand our manufacturing throughput to fill the significant backlog of orders and aggressively open new dealer accounts. Champion Safe Company and its management will shift its emphasis to growing revenue and increasing profitability of the combined businesses.

We believe that the combined company will benefit greatly from access to former Champion founder Mr. Crosby. Mr. Crosby’s vast experience and expertise in the industry will be instrumental in opening doors and insight into the industry’s growth. Mr. Crosby is a foundational figure in the safe business with over 40 years of experience in the industry. Mr. Crosby and his brother Jay Crosby founded Fort Knox Safe in 1982, and Liberty Safe in 1988. Liberty Safe which was recently resold to a middle market private investment firm for approximately $147.5 million a significant increase in overall enterprise value. In 1999, Mr. Crosby founded Champion Safe, later expanding to include Superior Safe and Safe Guard Security Products. Champion Safe employs over 60 employees in their Utah factory and over 150 employees in their Nogales, Mexico facility just south of the U.S. border. The majority of the midline and value priced safes industry-wide are manufactured in China, but Mr. Crosby had the foresight to build his own facility in Mexico and utilize American-made steel exclusively. Steep tariffs were imposed on China manufactured safes by the Trump administration and were continued under the first half of the Biden administration. The prices of components for the made-in-China safes have dramatically increased as well as the transportation costs to import these Chinese-made safes. Mr. Crosby’s decision to build his own facility in Mexico as opposed to importing Chinese-made safes has proven to be insightful and beneficial for Champion Safe.

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

In addition to the access to capital for Champion to grow its business, American Rebel will benefit from Champion’s 350 dealers, nationwide distribution network and seniority with buying groups and trade shows. American Rebel will benefit from the increased Champion manufacturing throughput as capacity restrictions have limited American Rebel’s inventory and potential growth. The collaboration between management teams will focus on increased manufacturing efficiencies and volume expansion.

Expanding Scope of Operations Activities by Offering Servicing Dispensaries and Brand Licensing

We continually seek to target new consumer segments for our safes. As we believe that safes are becoming a must-have household appliance, we strive to establish authenticity by selling our products to additional groups, and to expand our direct-to-consumer presence through our website and our showroom currently in Lenexa, Kansas.

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

Further, we believe that American Rebel has significant potential for branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate generating additional revenues from licensing fees earned from third parties who wish to engage the American Rebel community. While the Company does not currently generate material revenues from licensing fees, our management team believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both of the lines of tools. Conversely, American Rebel could potentially benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

Our website addresses are www.americanrebel.com, www.championsafe.com, www.superiorsafe.com and www.americanrebelbeer.com. Information available on our websites is not incorporated by reference in and is not deemed a part of this Annual Report, Form 10-K.

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

Large safes

Our large safe collection consists of six safes in a range of sizes. All of our large safes share the same high-quality workmanship, are constructed out of 11-gauge U.S.-made steel and feature a double plate steel door, double-steel door casements and reinforced door edges. We believe that our large safes are ideal for storing valuables of significant size, and that they offer greater capacity for storage and protection. Our safes offer a fully adjustable interior to fit our customers’ needs. Depending on the model, one side of the interior may have shelves and the other side set up to accommodate long guns. The large safes are designed to be resistant to break-ins, natural disasters and fire damage, and to prevent unauthorized access and to protect your family and their valuables. A large, highly visible safe is believed to act as a deterrent to any prospective thief. Safe storage is a top priority of our customer base who seeks to responsibly secure their firearms. Whenever a new firearm is purchased, gun owners look for our premium solution to responsibly secure them and protect their loved ones.

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

Vault doors

Our U.S.-made Vault Doors combine style with theft and fire protection for a look that fits any decor. Designed to offer superior protection, vault rooms provide an ideal solution for the protection of the family and any valuables. Newly-built, higher-end homes often add vault rooms and we believe our vault doors, which we designed to facilitate secure access to such vault rooms, provide ideal solutions for the protection of valuables and shelter from either storms or intruders. Whether it is a safe room, a shelter, or a place to consolidate valuables, our American Rebel In-Swinging and Out-Swinging Vault Doors provide maximum functionality to a secure vault room. American Rebel vault doors are constructed of two thick, A36 carbon steel panels with sandwiched fire insulation, a design that provides greater rigidity, security and fire protection. The active bolt works and three external hinges are some of the features of the vault door. For safety and to use the door for a panic or safe room door, a quick release lever is installed inside the door.

Dispensaries

Our inventory control safe, the HG-INV Inventory Safe, provides cannabis dispensaries a reliable and safe solution. With wide-spread legalization, medical marijuana or recreational cannabis dispensaries face increasing government regulation and insurance requirements to lock their inventory after hours. Our HG-INV Inventory Safe delivers a higher-level user experience with customized shelving and our inventory notation system. The HG-INV has been introduced to the dispensary industry through trade show appearances and many of our dealers are actively cultivating dispensary business. Expanding our marketing of the HG-INV can open new markets to American Rebel.

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

Small Plus CCW Backpack

Our small one-strap concealed carry backpack is designed for use while running, jogging, biking or riding a motorcycle. Our concealment pocket contains a holster and attaches to the interior with hook and loop material. Soft fleece lined pockets for your tablet, glasses case and accessories are included. Available in dark blue or in our signature patriotic “We The People” design.

Small Freedom CCW Backpack

This one strap pack contains a holster and attaches to the interior with hook and loop material. There is plenty of room for a small tablet, cell phone, chargers and other necessities. Available in a variety of trim color options.

Apparel

We offer a wide range of concealed carry jackets, vests and coats for men and women, including our Freedom Jacket 2.0 which incorporates a significant advance in the operation of the concealment pocket. We proudly offer patriotic apparel for the whole family, with the imprint of the American Rebel brand. Our apparel line serves as “point man” for the brand, often the first exposure that people have to all things American Rebel. Our branded apparel line is forever relevant, current and bold. We place emphasis on styling that complements our enthusiast customers’ lifestyle, representing the values of our community and quintessential American character. The American Rebel clothing line style is not only a fashion statement; it is the sense of pride of belonging to our patriotic family, on your adventures and in life. Our apparel collection consists of the following:

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

American Rebel T-Shirts Collection

American Rebel’s T-shirts collection was created to liberate the spirit of an endless summer inside everyone and to embrace their patriotism.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our brand and technology, defend and enforce our intellectual property rights, preserve the confidentiality of our trade secrets, operate our business without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties and prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights. We rely on a combination of patent, copyright and trade secret laws in the United States to protect our proprietary technology. We rely on a number of United States registered, pending and common law trademarks to protect our brand “American Rebel”.

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

Our Customers

We primarily market and sell our products to safe-only specialty stores and independent gun stores nationwide. We sell our products online to individuals desiring home, personal and office protection, as well as to recreational shooters and hunters. Our customers choose us for a number of reasons, including the breadth and availability of the products we offer, our extensive expertise, and the quality of our customer service.

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

Trade Shows

Trade shows have been an important medium to introducing our brand and our products. The NRA Annual Meeting, a consumer trade show, is a valuable opportunity to meet and greet our final customers. When we launched our Concealed Carry line of products at the NRA Annual Meeting in Atlanta, GA, in the Spring of 2017, the response from the meeting attendees was overwhelming. We immediately knew the product line resonated with consumers. Similarly, when we introduced our line of safes at the 2019 NRA Annual Meeting in the Spring of 2019, we knew we were on to something significant. The USCCA (United States Concealed Carry Association) has an annual Concealed Carry and Home Defense Expo. This is an excellent opportunity to meet, greet and sell product to our final customers, the buying public. The Iowa Deer Classic and Illinois Deer Classic are carryovers from our Chief Executive Officer Charles A. Ross’ hosting duties on Maximum Archery World Tour, but we have found that many potential safe buyers attend these shows.

Three industry-only trade shows we attend are the SHOT Show, Nation’s Best Sports (NBS) Spring and Fall Buying Markets, and the Sports, Inc trade show. The SHOT Show is very high-profile show that most movers and shakers in the firearms industry attend. Operated by the National Shooting Sports Foundation, the SHOT Show is the first trade show of the calendar year and is a great opportunity to introduce the year’s new products. NBS operates buying group shows where retailers who are members of NBS attend the Spring and Fall Market Buying shows to place orders. NBS provides an excellent base of customers for us to introduce our products. Sports, Inc. is a buying group show where retailers who are members of Sports, Inc. attend to make purchases from attending vendors.

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

Corporate History

The Company was incorporated on December 15, 2014, under the laws of the State of Nevada, as CubeScape, Inc. Effective January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. The Company completed a business combination with its majority shareholder, American Rebel, Inc. on June 19, 2017. On July 29, 2022, the Company closed on the acquisition of Champion.

ITEM 1A. Risk Factors

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Annual Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, result of operations, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our various securities (besides our Common Stock and certain Common Stock Purchase Warrants) is established, the trading price of these securities could decline, and you may lose all or part of your investment.

OUR SECURITIES INVOLVE A HIGH DEGREE OF RISK AND, THEREFORE, SHOULD BE CONSIDERED EXTREMELY SPECULATIVE. THEY SHOULD NOT BE PURCHASED BY PERSONS WHO CANNOT AFFORD THE POSSIBILITY OF THE LOSS OF THE ENTIRE INVESTMENT.

RISKS RELATED TO THE BEER INDUSTRY

We face substantial competition within the beer industry.

The beer categories within the United States are highly competitive due to the participation of large domestic and international brewers in the categories and the increasing number of craft brewers and craft distilleries, who distribute similar beers we plan on selling and that have similar pricing and target drinkers.

The two largest brewers in the United States, AB InBev and Molson Coors, participate actively in mass appeal beer offerings as well as the High End and Beyond Beer categories, through numerous launches of new hard seltzers, flavored malt beverages and spirit RTDs from existing brands or new brands, importing and distributing import brands, and with their own domestic specialty beers, either by developing new brands or by acquiring, in whole or part, existing brands. Imported beers, such as Corona®, Heineken®, Modelo Especial® and Stella Artois®, continue to compete aggressively in the United States and have gained market share over the last ten years. All of these brands and companies have substantially greater financial resources, marketing strength and distribution networks than we do. We anticipate competition to be strong as some existing beverage companies are building more capacity, expanding geographically and adding more SKUs and styles. The potential for growth in the sales of hard seltzers, flavored malt beverages, craft-brewed domestic beers, imported beers and spirits RTDs is expected to increase the competition in the market for beer occasions within the United States and, as a result, we anticipate we will face competitive pricing pressures and the demand for and market share of our products, when introduced, may fluctuate and possibly decline.

Our products, when introduced, will compete generally with other alcoholic beverages. We anticipate competing with other beer and beverage companies not only for drinker acceptance and loyalty, but also for traditional retail shelf, cold box and tap space, as well as e-commerce placement and for marketing focus by our distributors and their customers, when established, all of which are anticipated to distribute and sell other alcoholic beverage products. All of our potential competitors at this point in time have substantially greater financial resources, marketing strength and distribution networks than we do. Moreover, the introduction of new products by competitors that compete directly with our intended products or that diminish the importance of our anticipated products to retailers or distributors may have a material adverse effect on our business and financial results.

Further, the alcoholic beverage industry has seen continued consolidation among brewers in order to take advantage of cost savings opportunities for supplies, distribution and operations. Also, in the last several years, both AB InBev and Molson Coors have introduced numerous new hard seltzers and purchased multiple regional craft breweries and craft distilleries with the intention to expand the capacity and distribution of these brands.

More recently in 2021 and into 2022, large non-alcoholic beverage companies including Coca-Cola Company (“Coke”), Pepsi and Monster Beverage Corporation (“Monster”) have begun to enter these markets through licensing agreements with alcoholic beverage companies to develop alcohol versions of existing traditional non-alcohol brands. Coke has entered into agreements with Molson Coors to develop, market and sell Topo Chico brand Hard Seltzer and Simply Spiked Lemonade. Coke announced agreements with Constellation to develop, market and sell FRESCA™ Mixed, a line of spirits RTDs and with Brown Forman to develop, market and sell Jack Daniel’s® Tennessee Whiskey and Coca-Cola®™ Ready-to-Drink Cocktail. The Boston Brewing Company has entered into an agreement with Pepsi to develop, market and sell alcohol beverages which include Hard Mountain Dew, to take advantage of this trend. Pepsi entered an agreement in late 2022 with FIFCO USA, a New York based brewery, to develop, market and sell Lipton Hard Iced Tea which launched in 2023. Lastly, Monster, acquired CANarchy Craft Brewery Collective (“CANarchy”) in early 2022 and launched the Beast Unleashed, a new brand of flavored malt beverages in early 2023 and in January 2024 Monster announced CANarchy will operate under the name of Monster Brewing Company, another testament to craft breweries and distilleries widespread acceptance.

Due to the increased leverage that these combined operations will have in distribution and sales and marketing expenses, the costs to us for competing is anticipated to be great. The potential exists for these large competitors to increase their influence with their distributors, making it difficult for smaller beverage companies to maintain their market presence or enter new markets. The continuing consolidation could reduce the contract brewing capacity that is available to us. These potential increases in the number and availability of competing brands, the costs to compete, reductions in contract brewing capacity and decreases in distribution support and opportunities may have a material adverse effect on our business and financial results.

Changes in public attitudes and drinker tastes could harm our business. Regulatory changes in response to public attitudes could adversely affect our business.

The alcoholic beverage industry has been the subject of considerable societal and political attention for several years, due to public concern over alcohol-related social problems, including driving under the influence, underage drinking and health consequences from the misuse of alcohol, including alcoholism. As an outgrowth of these concerns, the possibility exists that advertising by beer producers could be restricted, that additional cautionary labeling or packaging requirements might be imposed, that further restrictions on the sale of alcohol might be imposed or that there may be renewed efforts to impose increased excise or other taxes on beer sold in the United States.

The domestic beer industry, other than the market for High End beer occasions and Beyond Beer occasions, has experienced a decline in shipments over the last ten years. We believe that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful hard seltzers. beers and spirts RTDs, health and wellness trends and increased competition from wine and spirits companies. If consumption of our products, when introduced, in general were to come into disfavor among domestic drinkers, or if the domestic alcohol beverage industry were subjected to significant additional societal pressure or governmental regulations, our business could be materially adversely affected.

Additionally, certain states are considering or have passed laws and regulations that allow the sale and distribution of marijuana. Currently it is not possible to predict the impact of this on sales of alcohol, but it is possible that legal marijuana usage could adversely impact the demand for our products.

We anticipate being dependent on distributors.

In the United States, where we intend for our beer to be sold, we anticipate selling most of its beer to independent beer distributors for distribution to retailers and, ultimately, to drinkers. Although we intend to engage multiple distributors, sustained growth will require us to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership within the distribution network could lead to less support of our products.

Contributing to distribution risk is the fact that our distribution agreements, when entered into, are anticipated to be generally terminable by the distributor on relatively short notice. While these distribution agreements are anticipated to contain provisions giving us enforcement and termination rights, some state laws prohibit us from exercising these contractual rights. Our ability to maintain distribution arrangements may be adversely affected by the fact that many distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

No assurance can be given that we will be able to establish or maintain a distribution network or secure additional distributors on terms favorable to us.

RISKS RELATED TO THE SAFE INDUSTRY

As a significant portion of our revenues is derived by demand for our safes and personal security products for firearms storage purposes, we depend on the availability and regulation of firearm/ammunition storage, as well as various economic, social and political factors.

Our performance is influenced by a variety of economic, social, and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income could reduce our sales and adversely affect our operating results. Economic conditions affect governmental political and budgetary policies. As a result, economic conditions can have an effect on the sale of our products to law enforcement, government, and military customers.

Political and other factors can affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can affect the demand for our products. As most of our revenue is generated from sales of safes, which are purchased in large numbers for firearms storage, speculation surrounding control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may be affected by future judicial rulings and interpretations firearm products, ammunition, and safe gun storage. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

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

Our reliance on third-party suppliers for various raw materials and components for our products exposes us to volatility in the availability, quality, and price of these raw materials and components. Our orders with certain of our suppliers may represent a very small portion of their total orders. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. A disruption in deliveries from our third-party suppliers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third party suppliers can adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

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

Our competitors could introduce products with superior features at lower prices than our products and could bundle existing or new products with other more established products to compete with us. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Our competitors could gain market share by acquiring or forming strategic alliances with other competitors.

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

Our advertising and promotional investments may affect the Company’s financial results but not be effective.

The Company has made and expects to continue to make, significant advertising and promotional expenditures to enhance its brand. These expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year, and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused, and are expected in the future to continue to cause, variability in the Company’s quarterly results of operations. While the Company attempts to invest only in effective advertising and promotional activities, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long term sales.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2023, we had an accumulated deficit of $45,213,594.

We have limited financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We have recorded net losses since inception and have significant accumulated deficits. We have relied upon loans and equity financings for operating capital. Total revenues will be insufficient to pay off existing debt and fund operations. We may be required to rely on further debt financing, further loans from related parties, and private placements of our common and preferred stock for our additional cash needs. Such funding sources may not be available, or the terms of such funding sources may not be acceptable to us.

We will need additional capital and continued access to operating lines of credit in the future to finance our planned growth, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. Throughout fiscal 2023 and continuing into 2024 we have raised a substantial amount of equity and debt capital to fund our operations. Further, our safe subsidiary is highly dependent on access to a line of credit with a major financial institution, which comes due in 2024. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

If we experience operating difficulties, lose access to important operating lines of credit or other factors, many of which may be beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and growth programs. We require additional financing, in addition to anticipated cash generated from our operations, to fund our working capital requirements.  Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited. In such a capital restricted situation, we may curtail our marketing, development, and operational activities or be forced to sell some of our assets on an untimely or unfavorable basis.

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

Despite our indebtedness levels, we are able to incur substantially more debt. This could further increase the risks associated with its leverage.

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

The design, manufacture and marketing of our products involve certain inherent risks. Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of our products can lead to injury or other adverse events. We may not properly anticipate customer applications of our products and our products may fail to survive such unanticipated customer use. If our products fail to adequately perform to meet the customer’s expectations, the customer may demand refunds or replacements which will negatively affect our profitability.

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

To date, we have manufactured our products in limited volume. As we create demand for our products, our projections require the benefit of volume discounts as we increase the size of our order. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our products. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

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

War, terrorism, other acts of violence or natural or manmade disasters such as a pandemic, epidemic, outbreak of an infectious disease or other public health crisis may affect the markets in which we operate, our customers, our delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial costs condition.

Our business and supply chain may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the outbreak of COVID-19).

Such events may cause customers to suspend their decisions on using our products and services, make it impossible to access some of our inventory, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services and commitments to develop new products and services. These events pose significant risks to our personnel and to physical facilities, transportation and operations, which could materially adversely affect our financial results.

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against COVID-19 or other public health crisis by governmental agencies, could make it difficult for us to deliver goods services to its customers. War, riots, or other disasters may increase the need for our products and demand by government and military may make it difficult for use to provide products to customers. Further, travel restrictions and protective measures against COVID-19 could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the highly skilled personnel we need for our operations. Due to the substantial uncertainty related to the effects of the pandemic, its duration and the related market impacts, including the economic stimulus activity, we are unable to predict the specific impact the pandemic and related restrictions (including the lifting or re-imposing of restrictions due to the Omicron variant or otherwise) will have on our results of operations, liquidity or long-term financial results.

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

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our stockholders. We estimate these costs to be in excess of $200,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $700 million in public float market capitalization.

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

We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, financial condition, and results of operations could be adversely affected.

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

As of December 31, 2023, and December 31, 2022, we continue to have net operating loss carryforwards, or “NOLs”, for federal and state income tax purposes of $45,213,594 and $34,112,810, respectively, which begins to expire in 2032. Net operating loss carryforwards are available to reduce future taxable income. Federal net operating losses generated before 2018 will begin to expire in 2032. Federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2024. It is possible that we will not generate sufficient taxable income in time to use the NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent (and greater than 5 percent) stockholders” that exceeds 50 percentage points or more in change over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future (which may be outside our control).

Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as amended by the CARES Act, NOLs arising in tax years beginning after December 31, 2017, are subject to an 80% of taxable income limitation (as calculated before taking the NOLs into account). In addition, NOLs arising in tax years 2018, 2019, and 2020 were subject to a five-year carryback along with an indefinite carryforward, while NOLs arising in tax years beginning after December 31, 2020, are subject to indefinite carryforward but cannot be carried back. Our NOLs may be subject to limitations in other jurisdictions. For example, California recently enacted legislation suspending the use of NOLs for tax years 2020, 2021, and 2022 for many taxpayers. In future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as new limitations on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

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

If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, could drop significantly.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of ours;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of ours are being made only in accordance with authorizations of management and/or directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our Second Amended and Restated Articles of Incorporation authorizes our board of directors to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which we have designated 150,000 shares as Series A – Super Voting Convertible Preferred Stock (“Series A Preferred Stock”) (125,000 of which were issued to three members of management, Messrs. Charles A. Ross, Jr., Doug E. Grau and Corey Lambrecht), and have superior voting rights of 1,000 to 1 over shares of our common stock, resulting in nearly 96% of the available stockholder votes, and are convertible (subject to vesting requirements) at a ratio of 500 to 1 into shares of common stock. The power of the board of directors to issue shares of common stock, preferred stock, warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval, except for issuances of more than 20% of the company’s outstanding common stock or its voting power. The Series A Preferred Stock was issued prior to these shareholder approval limitations.

While we have completed several capital raises utilizing multiple financial institutions, we may attempt to raise additional capital by returning to the market to sell shares of common or preferred stock, possibly at a deep discount to the market price of our common stock. These actions may result in dilution of the ownership interests and voting power of existing stockholders, further dilute common stock book value, and may delay, defer or prevent a change of control. While we are currently in a capital raise utilizing our Series C Preferred Stock, we do not believe that the terms of the offering are at a deep discount.

Additionally, other series of preferred stock, besides our Series C Preferred Stock, currently being offered, may carry the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, superior voting or conversion rights and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Our board of directors has the authority, without stockholder approval, to issue additional series of preferred stock with terms that may not be beneficial to Common Stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

There can be no assurance that an active trading market in our common stock can be maintained. Our common stock is likely to experience significant price and volume fluctuations in the future, which could adversely affect the market price of our common stock without regard to our operating performance and the market price of our common stock may drop below the price paid by investors. In addition, we believe that factors such as our operating results, quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets, including as the result of the COVID-19 pandemic, could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

Short sellers of our common stock may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks.

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.

We may not be able to maintain a listing of our common stock on the Nasdaq Capital Market.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the Nasdaq Capital Market (“Nasdaq”). If we violate the Nasdaq’s listing requirements or fail to meet its listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

On October 23, 2023, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the price of our common stock had traded at less than $1.00 per share for the last thirty consecutive trading days. Nasdaq’s notice has no immediate effect on the listing of the common stock on Nasdaq and, at this time. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until April 22, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to April 22, 2024. In late March of 2024, we requested an additional 180-day extension to regain compliance with the minimum bid price requirement. As of the date of this filing Nasdaq has not responded to our request. Management continues to believe that adherence to its current operating and business plan will enable us to regain compliance. In addition, we have obtained majority stockholder consent to enact up to a 1-for-10 reverse stock split at any time in the following twelve months and would cure the deficiency during the second compliance period, by effecting the reverse stock split, if necessary.

On February 28, 2024, we received a written notice from Nasdaq stating that because we have not yet held an annual meeting of shareholders within 12 months of the end of our 2022 fiscal year end, we no longer comply with Nasdaq Listing Rule 5620(a) for continued listing on Nasdaq. We have until April 15, 2024, which is 45 days from the date of the notice, to submit a plan to regain compliance and, if Nasdaq accepts the plan, it may grant an exception of up to 180 calendar days from the fiscal year end, or until June 28, 2024, to regain compliance. We intend to submit a compliance plan within the specified period, which we expect will consist of holding an annual meeting of stockholders within sixty (60) days of filing of this Form 10-K. While the compliance plan is pending, our securities will continue to trade on Nasdaq.

We believe that delisting of our common stock from the Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may significantly affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock (and our Series C Preferred Stock that we are offering to the public). Delisting could have other negative results, including the potential loss of employee confidence, the loss of institutional investors and/or interest in significant business development opportunities.

If we are delisted from the Nasdaq and we are not able to list our common stock on another exchange, our common stock may be quoted on the OTC Markets or on the “pink sheets.” As a result, we could face significant adverse consequences including, among others:

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

Warrants are speculative in nature.

The common stock warrants (“Warrants”) included in our various public and private offerings do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but rather merely represent the right to acquire shares of our common stock at a fixed price for a limited period of time. Specifically, commencing on the date of issuance, holders of the Warrants may exercise their right to acquire the common stock and pay an exercise price of per share, prior to five years from the date of issuance, after which date any unexercised Warrants will expire and have no further value. Until holders of the Warrants acquire common stock upon exercise of the Warrants, the holders will have no rights with respect to the common stock issuable upon exercise of the Warrants. Upon exercise of the Warrants, the holder will be entitled to exercise the rights of a Stockholder as to the security exercised only as to matters for which the record date occurs after the exercise. Moreover, the market value of the Warrants is uncertain and there can be no assurance that the market value of the Warrants will equal or exceed their public offering price. There can be no assurance that the market price of the common stock will ever equal or exceed the exercise price of the Warrants, and consequently, whether it will ever be profitable for holders of the Warrants to exercise the Warrants.

Provisions of the Warrants sold in our public and private offerings could discourage an acquisition of us by a third party.

In addition to the discussion of the provisions of our governing organizational documents, certain provisions of the Warrants offered in our various public and private offerings could make it more difficult or expensive for a third party to acquire us. The Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Warrants. These and other provisions of the Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Our executive officers and directors, and their affiliated entities, although they own an insignificant percentage of our common stock, super voting preferred stock will allow them to be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors beneficially own only approximately 1% of our common stock. However, as referenced above, we issued 125,000 shares of the Series A Preferred Stock to three members of our executive management team, Messrs. Charles A. Ross, Jr., Corey Lambrecht and Doug E. Grau, which have superior voting rights of 1,000 to 1 over shares of our common stock, resulting in nearly 96% of the current available stockholder votes. In addition, these shares are able to be converted into shares of common stock at a rate of 1 share of Series A Preferred Stock into 500 shares of common stock over a three to five-year period under certain circumstances.

Accordingly, these stockholders who are members of management may, as a practical matter, continue to be able to control the election of a majority of our directors and the determination of all corporate actions after these offerings and any future offerings. This concentration of ownership could delay or prevent a change in control of us.

Certain provisions of our second amended and restated articles of incorporation may make it more difficult for a third party to effect a change-of-control.

Our second amended and restated articles of incorporation authorizes our Board to issue up to a certain number of shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of existing shares, and therefore could reduce the value of such shares. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board to issue preferred stock could make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the value of our securities.

We do not anticipate that we will pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never paid cash dividends on our common stock (see Risk Factors related to our Series C Preferred Offering as to the requirement to pay dividends on our Series C Preferred Stock). We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

We are a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

If a company determines that it does not qualify for smaller reporting company status because it exceeded one or more of the above thresholds, it will remain unqualified unless when making its annual determination it meets certain alternative threshold requirements which will be lower than the above thresholds if its prior public float or prior annual revenues exceed certain thresholds.

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we may provide only two years of financial statements; and we need not provide the table of selected financial data. We will also be exempt from certain greenhouse gas emissions disclosure and related third-party assurance requirements. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have processes to assess, identify and manage risks from cybersecurity threats as a part of our overall risk assessment process. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. We engage certain external advisors to enhance our cybersecurity oversight where necessary.

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we endeavor to undertake the below listed activities:

●	Monitor emerging data protection laws in conjunction with our advisors and implement changes to our processes to comply;

●	Maintain firewall and virus protection software, and 2FA logins to servers; and

●	Seek to obtain a cybersecurity insurance policy where necessary.

As part of the above processes, we engage with third party providers to review our cybersecurity program and help identify areas for continued focus, improvement, and compliance.

Our processes also include assessing cybersecurity threat risks associated with our use of third-party service providers in normal course of business use. Third-party risks are included within our cybersecurity risk management processes discussed above. In addition, we assess cybersecurity considerations in the selection and oversight of our third-party service providers, including due diligence on the third parties that have access to our systems and facilities that house our critical systems and data.

The Audit Committee of our board of directors is responsible for oversight of our risk assessment, risk management and cybersecurity risks, and periodically updates our board of directors on such matters. Members of the Audit Committee engage in discussions with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

As of the date of this Annual Report, we have not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial position.

ITEM 2. PROPERTIES

American Rebel Facilities

American Rebel entities lease the following properties:

Location	Square Feet	Use	Lessee	Lease Expiration
909 18th Avenue South, Suite A Nashville, TN 37212##	1,750	Corporate Executive Offices	American Rebel Holdings, Inc.	March 31, 2024**

3800 S Ross Lane Chanute, Kansas 66720##	50,000	Warehouse and Shipping	American Rebel Holdings, Inc.	Month to month

8500 Marshall Drive Lenexa, Kansas 66214#	13,000	Retail Sales/Offices	American Rebel, Inc.	July 31, 2028

** Subsequent to year end the above leased property (our corporate offices) we received an extension from the lessor providing for month-to-month to vacate the premises. We currently believe that we will vacate these offices in their entirety on or before May 31, 2024.

## The above leased properties should be or shall be vacated by the date this Report is filed or shortly thereafter.

# The Company and its wholly owned subsidiary moved from the 8460 Nieman Road facility to the 8500 Marshall Drive facility which adjoins the old 8460 Nieman Road property, increasing the retail sales space from approximately 6,000 square feet to 13,000 square feet.

Champion Safe Facilities

Headquarters for the Champion Entities (Champion, Superior and Safe Guard) are located in Provo, Utah. These entities lease the following locations:

Location	Square Feet	Use	Lessee		Lease Expiration
2055 S. Tracy Hall Parkway Provo, Utah 84606**	8,000	Manufacturing	Champion Safe Company, Inc.		January 1, 2025

2813 S Sierra Vista Way, Provo, Utah 84606*	8,000	Executive Offices and Factory Sales Outlet			December 31, 2024

2813 S Sierra Vista Way, Suite 2 Provo, Utah 84606	24,000	Warehouse			December 31, 2024

200 Rock Industrial Park Bridgeton, Missouri 63044**##	5,000	Warehouse and Shipping			January 15, 2024

500 Industrial Drive Lewisberry, Pennsylvania 17339**	2,100	Warehouse and Retail Sales			August 1, 2024***

5411 Trebor Lane Knoxville, Tennessee 37914**##	2,500	Warehouse and Retail Sales			January 31, 2024

792 N. Gilbert Road, Suite 102 Gilbert, Arizona 85233	2,600	Retail Sales			June 30, 2026

4027 North Oracle Road Tucson, Arizona 85705	1,400	Retail Sales			March 7, 2027

17455 N. Black Canyon Highway Phoenix, Arizona 85023	2,400	Retail Sales			February 28, 2025

9802 N. 91st Avenue, Suite 108 Peoria, Arizona 85345	3,907	Warehouse and Retail Sales		April 30, 2025

Av. Alvaro Obregon 6745, California, 84065 Nogales, Sonora, Mexico	73,659	Manufacturing	Champion Safe De Mexico, S.A. DE C.V.		September 1, 2024

*** Subleased effective December 15, 2023. Original lease expiration date was August 1, 2024.

** Leased from Utah–Tennessee Holding Company, LLC, a company owned by former Champion founder, owner and Chief Executive Officer, Mr. Crosby.

* Leased from Champion Holdings, LLC, a company owned by former Champion founder, owner and Chief Executive Officer, Mr. Crosby.

## The above leased properties should be or shall be vacated by Champion Safe Company, Inc. by the date this Report is filed or shortly thereafter.

As part of the acquisition of the Champion Entities, several long-term leases were held with the Seller, Mr. Crosby through his ownership in two limited liability companies. These long-term leases were considered fair value as Mr. Crosby provided rental space at what was deemed market value or what could have been negotiated in an arm’s length transaction. Please review the footnotes to our Consolidated Financial Statements for further disclosure on the leases the Company is obligated to the Seller of the Champion Entities.

Recently the Company and Mr. Crosby, through his limited liability companies, entered into several short-term extensions on the leased properties. With the extensions of the leases the Company and the limited liability companies generally increased the base rent to be paid by an average of 10% due to inflation. The Company negotiated these extensions and other terms in an arm’s length manner.

The Company believes these facilities are currently adequate for its needs, including providing the space and infrastructure to accommodate its development work based on its operating plans. For the foreseeable future, the Company may lease or license additional facilities for manufacturing, corporate offices and other functions. The Company believes that suitable facilities will be available on commercially reasonable terms to accommodate the foreseeable expansion of our operations and warehousing requirements.

The Company intends to for the immediate future, twelve (12) to eighteen (18) months, not to extend the leases on the Lewisberry, Phoenix and Peoria facilities and consolidate its warehousing wholly within its Utah facilities.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock and certain Common Stock Purchase Warrants

Our common stock and certain existing warrants are traded on the Nasdaq Capital Market under the symbols “AREB” and “AREBW,” respectively.

On April 11, 2024, the closing price of shares of common stock of the Company was $0.3689. Our common stock has been quite volatile over the past two years, with significant fluctuations in volume and price.

Nasdaq Deficiency Notices

On October 23, 2023, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the price of our common stock had traded at less than $1.00 per share for the last thirty consecutive trading days. Nasdaq’s notice has no immediate effect on the listing of the common stock on Nasdaq and, at this time. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until April 22, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to April 22, 2024. In late March of 2024, we requested an additional 180-day extension to regain compliance with the minimum bid price requirement. As of the date of this filing Nasdaq has not responded to our request. Management continues to believe that adherence to its current operating and business plan will enable us to regain compliance. In addition, we have obtained majority stockholder consent to enact up to a 1-for-10 reverse stock split at any time in the following twelve months and would cure the deficiency during the second compliance period, by effecting the reverse stock split, if necessary.

On February 28, 2024, we received a written notice from Nasdaq stating that because we have not yet held an annual meeting of shareholders within 12 months of the end of our 2022 fiscal year end, we no longer comply with Nasdaq Listing Rule 5620(a) for continued listing on Nasdaq. We have until April 15, 2024, which is 45 days from the date of the notice, to submit a plan to regain compliance and, if Nasdaq accepts the plan, it may grant an exception of up to 180 calendar days from the fiscal year end, or until June 28, 2024, to regain compliance. We intend to submit a compliance plan within the specified period, which we expect will consist of holding an annual meeting of stockholders within sixty (60) days of filing of this Form 10-K. While the compliance plan is pending, our securities will continue to trade on Nasdaq.

Stockholders of Record

As of April 1, 2024, an aggregate of 5,947,643 shares of our common stock were issued and outstanding and owned by 132 stockholders of record. This amount includes 67,723 shares of common stock that were authorized, but unissued as of April 1, 2024.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 1, 2021, our Board approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain common stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2022, up to 6,390 shares of common stock were available for participants under the LTIP. For fiscal year 2023, up to 67,723 shares of common stock were available for participants under the LTIP. For fiscal year 2024, up to 587,992 shares of common stock are available for participants under the LTIP. The number of shares of common stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. In December of 2022, we authorized the grant and issuance of all 6,390 shares of common stock under the LTIP to our executive management team. Further, in December of 2023, we authorized the grant and issuance of all 67,723 shares of common stock under the LTIP to our executive management team.

Recent Sales of Unregistered Securities

On June 27, 2023, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance.

In connection with the Company’s June 27, 2023 1-for-25 reverse split and the round lot rounding associated therewith, approximately 2.1 million new shares of common stock were issued.

On July 1, 2023, we authorized the issuance of 24,129 shares of common stock to our independent board members for past services through June 30, 2023.

On September 8, 2023, holders of certain existing warrants exercised such warrants by paying $3,287,555.70 for 2,988,687 shares of the Company’s common stock at a reduced exercise price of $1.10 per share in consideration for the Company’s agreement to issue two new common stock purchase warrants to purchase, in the aggregate, up to 5,977,374 shares of the Company’s common stock.

On December 30, 2023, we authorized the issuance of 40,634 shares of common stock to Mr. Ross, our Chief Executive Officer, and 27,089 shares of common stock to Mr. Grau, our President, under the 2021 LTIP. These shares have not been issued as of the date of this Annual Report.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock. Further, we did not repurchase any of our equity securities during the year ended December 31, 2023.

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

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”). The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

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

Operations

On June 9, 2016, a change in control occurred, a sixty percent (60%) ownership interest was obtained by American Rebel, Inc. from a former officer and director who was also our founder. On June 17, 2017, the Company acquired the business of its control stockholder accounted for and presented financially as a reverse merger transaction. Our majority stockholder, American Rebel, Inc. became a wholly owned subsidiary of the Company and we distributed the shares to the stockholders of American Rebel, Inc. As a result of this reverse merger, the reporting operating history of the Company is now the operating history of American Rebel, Inc. Financial statements of both companies are now consolidated and all material intercompany transactions and balances are eliminated. On July 29, 2022, the Company closed on its acquisition of the Champion Entities, a major acquisition with significant existing operations.

Recent Developments

Establishment of American Rebel Beer

On August 9, 2023, the Company entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer will launch regionally in early 2024. The Company paid a setup fee and security deposit to Associated Brewing. We established American Rebel Beverages, LLC as a wholly-owned subsidiary specifically to hold our alcohol licenses and conduct operations for our beer business.

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

Secured Loans

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

On December 28, 2023, the Company entered into a $500,000 Business Loan and Security Agreement (the “Second Secured Loan”) with Alt Banq Inc., an accredited investor lending source (“Alt Banq”). Under the Second Secured Loan, the Company received $490,000 on December 29, 2023, which was net of fees to Alt Banq. The Second Secured Loan requires 52 weekly payments of $11,731, for a total repayment of $610,000 to Alt Banq. The principal balance bears interest at 22% per annum. The Second Secured Loan, is secured by all of the assets of the Company and its subsidiaries second only to a previously secured line of credit and contains other customary terms and conditions for agreements of its type. Further, the Company’s CEO, Charles A. Ross, Jr., provided a personal guaranty for the Second Secured Loan.

Unsecured Loan

The Company refinanced a $600,000 note with an accredited investor that was due March 31, 2023 with a new note dated July 1, 2023. The total amount refinanced with an accredited investor is $450,000, with $150,000 due December 31, 2023, and $300,000 due June 30, 2024. Interest will be paid quarterly in the amount of 12% on the outstanding principal amounts.

Armistice PIPE and Warrant Exercise

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

On September 8, 2023, Armistice exercised certain existing warrants by paying $3,287,555.70 for 2,988,687 shares of the Company’s common stock at a reduced exercise price of $1.10 per share in consideration for the Company’s agreement to issue two new common stock purchase warrants to purchase, in the aggregate, up to 5,977,374 shares of the Company’s common stock.

Revenue Interest Purchase Agreement

On December 19, 2023, we entered into a Revenue Interest Purchase Agreement (the “Revenue Interest Purchase Agreement”) with Kingdom Building Inc. (“KBI”), pursuant to which KBI purchased a revenue interest from us for $500,000, less $5,000 in transaction expenses.

As consideration for such payment, commencing on April 1, 2024 and continuing thereafter until all amounts are repurchased by us pursuant to the terms of the Revenue Interest Purchase Agreement, KBI has a right to receive $75,000 per month from us in perpetuity until we purchase the revenue interest from the holder (the “Revenue Interest”). There are no distinct limitations or requirements that we are to produce revenue, or sufficient revenue to cover these payments.

Under the Revenue Interest Purchase Agreement, we have an option (the “Call Option”) to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, KBI has an option (the “Put Option”) to terminate the Revenue Interest Purchase Agreement and to require us to repurchase future Revenue Interest upon us consummating a public offering pursuant to Regulation A. The repurchase price to be paid by us will be, if the Call Option or the Put Option is exercised (i) $625,000 if repurchased on or before March 31, 2024; and (ii) $687,500 after April 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by us to KBI prior to such date.

In addition, the Revenue Interest Purchase Agreement contains various representations and warranties, covenants and other obligations and other provisions that are customary for a transaction of this nature. Further, in March and April of 2024 we have entered into several additional revenue interest purchase agreements, which are described in Item 9B below.

Description of Our Business

Company Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market innovative concealed carry products and safes. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and Chief Executive Officer, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest-growing bow company in 2007 and 2008. Andy has released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by over 2 million times. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

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

Results of Operations for the fiscal year ended December 31, 2023

Twelve Months Ended December 31, 2023 Compared to the Twelve Months Ended December 31, 2022

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue	$16,228,310	$8,449,800
Cost of goods sold	13,191,886	6,509,382
Gross margin	3,036,424	1,940,418

Expenses:
Consulting/payroll and other costs	3,347,070	905,843
Compensation expense – officers – related party	528,107	1,094,781
Compensation expense – officers – deferred comp – related party	1,413,000	-
Rental expense, warehousing, outlet expense	871,032	508,527
Product development costs	132,528	746,871
Marketing and brand development costs	1,273,012	507,503
Administrative and other	3,317,082	3,190,092
Depreciation and amortization expense	104,229	50,087
	10,976,060	7,003,704
Operating income (loss)	(7,939,636)	(5,063,286)

Other Income (Expense)
Interest expense	(406,252)	(358,689)
Interest expense – pre-emptive rights release	-	(350,000)
Interest income	3,780	5,578
Employee retention credit funds, net of costs to collect	1,113,337	-
Gain/(loss) on sale of equipment	1,900	-
Tangible asset valuation adjustment	(1,570,816)	-
Impairment adjustment – goodwill	(2,525,000)	-
Gain/(loss) on extinguishment of debt	221,903	(1,376,756)
Net income (loss) before income tax provision	(11,100,784)	(7,143,153)
Provision for income tax	-	-
Net income (loss)	$(11,100,784)	$(7,143,153)
Basic and diluted income (loss) per share	$(3.81)	$(23.90)
Weighted average common shares outstanding - basic and diluted	2,912,100	298,800

Revenue and cost of goods sold

For the year ended December 31, 2023, we reported Revenues of $16,228,310 compared to Revenues of $8,449,800 for the year ended December 31, 2022. The increase in Revenues of $7,778,510 (or 92% period over period (PoP)) for the year ended December 31, 2023 compared to the year ended December 31, 2022, is primarily attributable to the closing of the Champion acquisition on July 29, 2022 and a general increase from Champion’s average quarterly sales of product. For the year ended December 31, 2023, we reported Cost of Goods Sold of $13,191,886, compared to Cost of Goods Sold of $6,509,382 for the year ended December 31, 2022. The increase in Cost of Goods Sold of $6,682,504 (or 103% period over period (PoP)) for the current period is due to a significantly greater number of sales of product during the period compared to the year ending December 31, 2022 and again attributable to the closing of the Champion acquisition on July 29, 2022. For the year ended December 31, 2023, we reported Gross Margin of $3,036,424, compared to Gross Margin of $1,940,418 for the year ended December 31, 2022. The increase in Gross Margin of $1,096,006 (or 56% period over period (PoP)) for the year ending December 31, 2023, compared to the year ending December 31, 2022 is again due to the closing of the Champion acquisition on July 29, 2022. Gross Margin percentages for the year ended December 31, 2023 was 18.7% compared to 22.9% for the year ended December 31, 2022. We expect our Gross Margin percentage to remain consistent in the 20% range until we achieve sufficient sales volume to increase our margins from better pricing power, to better buying power on our costs of goods, inventory and inventory management.

Expenses

Total operating expenses for the year ended December 31, 2023 were $10,976,060 compared to $7,003,704 for the year ended December 31, 2022 as further described below. Overall, we saw a $3,972,356 increase in operating expenses or a 57% period over period (PoP) increase in operating expenses from the prior year comparable period. With the acquisition and integration of the Champion acquisition we expect this to be about the same going forward dropping as a percentage of Revenues as we increase our overall sales volume.

For the year ended December 31, 2023, we incurred consulting/payroll and other costs of $3,347,070 compared to consulting/payroll and other costs of $905,843 for the year ended December 31, 2022. The increase in consulting/payroll and other costs of $2,441,227 (or 269% period over period (PoP)) was primarily due to the overall increase in the number of employees and the size of the Company’s head count post-acquisition of the Champion Entities. This was affected as well by the increased payroll costs from a competitive jobs market and the Champion Entities employees receiving pay increases that they were promised for years. The Company expects to maintain its current consulting/payroll and other costs as we further expand our sales volume and increase margins.

For the year ended December 31, 2023, we incurred compensation expense – officers and compensation expense – officers – deferred comp costs of $518,107 and $1,413,000 compared to compensation expense – officers and compensation expense – officers – deferred comp costs of $1,094,781 and $0 for the year ended December 31, 2022. The increase in compensation expense – officers – deferred comp costs of $1,413,000 (in excess of 100% period over period (PoP)) was due to Company issuing shares of preferred stock that are convertible into common stock of the Company as well as the modification of the conversion terms of the same preferred stock that were previously issued to two (2) officers that are now able to be converted into common stock of the Company. The Company is required to recognize the cost attributable to the ability to convert the preferred shares into common stock multiplied by the market value or fair value of the Company’s common stock on either the grant date, issuance date, or the end of each reporting period. The Company will re-evaluate the fair value of the common stock equivalents underlying the preferred stock that was issued, as well as take into account the vesting (and complete ownership) of the preferred stock and its common stock equivalency. The decrease in compensation expense – officers of $576,674 (or -53% period over period (PoP)) was due to the Company issuing significant bonuses to its officers in 2022 for the successful closing on the Champion Entities offset or decreased by reduced bonuses for 2023 as recommended by the board of directors and its compensation committee. Mr. Lambrecht’s compensation will be fully integrated into the year ended December 31, 2024 with approximately another $250,000 to $300,000 in direct compensation expense – officers attributable to Mr. Lambrecht. Compensation expense is the total value that we pay our officers during the period reported, which includes a base salary, bonus, any equity awards or fringe benefits that we provide our officers. The Company believes that it pays it officers or management a fair and competitive salary, as well as stock grants or awards that are made during the year. Deferred compensation is attributable to the fair value of the common stock equivalents that are underlying our Series A preferred stock that have been issued pursuant to employment agreements and vesting schedules.

For the year ended December 31, 2023, we incurred rental expense, warehousing, outlet expense of $871,032, compared to rental expense, warehousing, outlet expense of $508,527 for the year ended December 31, 2022. The increase in rental expense, warehousing, outlet expense of $362,505 (or 71% period over period (PoP)) was due to the significant number of leases and properties that the Company rents to conduct the Champion business. Prior to the Champion business acquisition, the Company included lease expense in the Administrative and other account. The significant number of leases and properties that the Company rents to conduct its Champion business provides a better presentation of expenses through a separate line item in its Statement of Operations. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties. The Company may look to consolidate some of its space as it fine tunes the Champion business.

For the year ended December 31, 2023, we incurred product development expenses of $132,528, compared to product development expenses of $746,871 for the year ended December 31, 2022. The decrease in product development expenses of $614,343 (or -82% period over period (PoP)) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which provides for a better presentation of those expenses than pure product development expense, offset by new efforts over these past few months where we’ve incurred some significant expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the year ended December 31, 2023, we incurred marketing and brand development expenses of $1,273,012, compared to marketing and brand development expenses of $507,503 for the year ended December 31, 2022. The increase in marketing and brand development expenses of $765,509 (or 151% period over period (PoP)) relates primarily to an increase of activities including major trade shows and the availability of working capital for these types of expenses as well as increased costs attributable to our acquisition and integration of the Champion business.

For the year ended December 31, 2023, we incurred administrative and other expense of $3,317,082, compared to administrative and other expense of $3,190,092 for the year ended December 31, 2022. The increase in administrative and other expense of $126,990 (or 4% period over period (PoP)) relates primarily to significant legal and other professional fees that we incurred during 2022 in anticipation of our registered public offerings, offset by other additional expenses picked up from our acquisition of Champion and recent financing efforts. The Company believes as it grows its sales base it will need to increase administrative and other expenses commensurate with an overall increased profit into the future.

For the year ended December 31, 2023, we incurred depreciation and amortization expense of $104,229, compared to depreciation and amortization expense of $50,087 for the year ended December 31, 2022. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the year ended December 31, 2023, we incurred interest expense of $406,252, compared to interest expense of $358,689 for the year ended December 31, 2022. The increase in interest expense ($47,563) is due to a significant number of notes being paid during 2022 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, 12% on our existing working capital notes payable, and our new working capital notes payable we are paying approximately 40% per annum on these debt instruments. We are currently working on re-negotiating some of these debt instruments. We expect our interest expense exposure shall be significantly higher for the year ending December 31, 2024 based on these high interest rate notes or debt instruments.

For the year ended December 31, 2023, we incurred a gain on extinguishment of debt of $221,903, compared to $1,376,756 for the year ended December 31, 2022. The decrease in loss on extinguishment of debt is due to the charges necessary through the amortization of the debt discount recorded for the issuance of shares of common stock in connection with working capital loans retired during 2022. The Company expects to manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a minimum as we grow the business and its sales volume. The gain on extinguishment of debt for year ended December 31, 2023 is directly attributable to equity issuances that were static or an agreed upon number of shares for the services at the time (which was much higher) and the settlement of the shares as payment for the services at a time when the shares were significantly less valuable.

For the year ended December 31, 2023 we received approximately $1,286,000 in tax credits under the CARES Act from the US Department of Treasury and in turn paid approximately $178,500 to the service provider, netting the Company approximately $1,113,337 in credits for retaining its employees during COVID. As part of the collection process the Company retained the services of a tax service professional to provide the Company with the specialized tax services. The services included identifying various tax initiatives as well as specifically tasking the tax service professional in applying for and the tax filings for (tax) credits available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This is a one-time other income item and we do not expect to receive this type of special income in the future. During the year ended December 31, 2023 the Company received a claim for refund or right of repayment from the Seller of the Champion Entities with respect to the CARES Act tax credits income. The Company prior year end settled with the Seller and agreed to pay an additional $325,000 to the seller. This amount was not offset against the CARES Act tax credit income but increased the purchase price of the Champion Entities and increased our determined Goodwill value by $325,000.

For the year ended December 31, 2023, we incurred a loss on tangible asset (inventory) valuation of $1,570,816, compared to $0 for the year ended December 31, 2022. The loss on tangible asset valuation is due to the charges necessary to bring the value of inventory in line with net realizable value as determined through a long and arduous process. When inventory is physically disposed of, we account for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. Our valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. During the 4th quarter of 2023, management completed its analysis of 100% of its inventory acquired in the purchase of the Champion Entities as well as pre-existing subsidiary level inventory. It was determined that the Company needed to write-down, reserve for impairment of approximately $1,570,816 of excess inventory value.

For the year ended December 31, 2023, we incurred impairment of goodwill of $2,525,000, compared to $0 for the year ended December 31, 2022. The impairment of goodwill is due to the charges necessary to write down intangible asset to fair value. Overall, we recognized a $2.525 million impairment loss in our Champion Entities reporting unit. Changes in future year margin expectations were primarily driven by sustained increases in supply chain costs, expectations for lower or static pricing to maintain a competitive positioning, and expectations for increased marketing investment, primarily in response to increased competition, as well as customer-driven investments. Changes in expectations for lower long-term net sales growth were primarily due to sustained competition and anticipated trends in consumer preferences. Our revised expectations were based on the completion of our fourth quarter results, which were below management’s expectations, and the development of our operating plan in December 2023, along with our inventory management and tracking project which was completed during the early part of October 2023. From this inventory management and tracking project it was determined that we had an over-valuation of our inventory acquired in the Champion Entities purchase.  Additionally, our revised expectations were based on the development of three-year operating plan, which commenced in early 2023 and is expected to be completed in 2024. The goodwill carrying amount of the Champion Entities reporting unit was $4.525 million prior to its impairment

Net Loss

Net loss for the year ended December 31, 2023, amounted to $11,100,784, resulting in a loss per share of $3.81, compared to a net loss of $7,143,153 for the year ended December 31, 2022, resulting in a loss per share of $23.90. The increase in the net loss from the year ended December 31, 2022 compared to the year ended December 31, 2023 is primarily due to acquisition costs of the Champion Entities and our increased expenditures on financing and other activities for growth, along with the write down of the valuation of our inventory of $1,570,816 as well as impairment of goodwill of $2,525,000 , as well as the $1,413,000 in additional compensation expense that we are required to recognize with regards the convertibility of our Series A preferred stock to members of management during the year ended December 31, 2023.

45

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the growth and acquisition stage and, accordingly, will have to raise capital to complete acquisitions and successfully integrate acquired companies. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2023 and 2022 of ($11,100,784) and ($7,143,981), respectively. The Company’s accumulated deficit was ($45,213,594) as of December 31, 2023, and ($34,112,810) as of December 31, 2022. The Company’s working capital surplus was $4,551,927 as of December 31, 2023, compared to $6,678,562 as of December 31, 2022. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with a major financial institution. The credit facility is secured by all the assets of the Company’s Champion subsidiaries. The Line of Credit expires on February 28, 2024. If the Company is unable to extend or replace the credit facility, it would have a material impact on the Company and its Champion subsidiaries working capital needs. Requiring the Company to seek replacement equity or debt financing, which may not be available, or may be on substantially worse terms than the current credit facility.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of increased operating revenues. Management believes the remaining holders of its warrants will execute their outstanding warrants generating investment capital. Management is in discussions with several investment banks and broker dealers regarding the initiation of further capital campaigns.

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

In addition, we expect to need additional funds to respond to business opportunities and challenges, including our ongoing operating expenses, protecting our intellectual property, developing or acquiring new lines of business and enhancing our operating infrastructure. While we may need to seek additional funding for such purposes, we may not be able to obtain financing on acceptable terms, or at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock. We may seek additional funds through arrangements with collaborators or other third parties. We may not be able to negotiate any such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product lines.

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

Recent Accounting Standards Updates Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have an impact on the Company’s consolidated financial statements.

We adopted the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, on January 31, 2021. ASU 2019-12 removes certain exceptions to the general provisions of Topic 740 and provides simplification in other areas of Topic 740. The adoption of ASU 2019-12 had no material impact on our consolidated financial statements.

Recent Accounting Standards Updates Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

We continuously monitor and review all current accounting pronouncements and standards from the FASB for applicability to our operations. As of April 12, 2024, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

46

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN REBEL HOLDINGS, INC.

DECEMBER 31, 2023

47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Rebel Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

April 12, 2024

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,147,696	$356,754
Accounts receivable	2,816,541	1,613,489
Prepaid expense	190,933	207,052
Inventory	5,787,993	7,421,696
Inventory deposits	315,083	309,684
Total Current Assets	10,258,246	9,908,675

Property and Equipment, net	360,495	456,525

OTHER ASSETS:
Lease deposits and other	83,400	18,032
Right-of-use lease assets	1,946,567	1,977,329
Goodwill, net	2,000,000	4,200,000
Total Other Assets	4,029,967	6,195,361

TOTAL ASSETS	$14,648,708	$16,560,561

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$1,978,768	$2,305,077
Accrued expense and other	271,076	322,393
Loan – Officers – related party	45,332	-
Loans – Working capital	1,954,214	602,643
Line of credit	1,456,929	-
Right-of-use lease liability, current	1,039,081	992,496
Total Current Liabilities	6,745,400	4,222,609

Right-of-use lease liability, long-term	907,486	984,833

TOTAL LIABILITIES	7,652,886	5,207,442

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 200,000, and 175,000 issued and outstanding, respectively at December 31, 2023 and December 31, 2022
Preferred Shares A	125	100
Preferred Shares B	75	75
Common Stock, $0.001 par value; 600,000,000 shares authorized; 9,004,920 and 677,221 issued and outstanding, respectively at December 31, 2023 and December 31, 2022	9,005	677
Additional paid in capital	52,200,211	45,465,077
Accumulated deficit	(45,213,594)	(34,112,810)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,995,822	11,353,119

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,648,708	$16,560,561

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue	$16,228,310	$8,449,800
Cost of goods sold	13,191,886	6,509,382
Gross margin	3,036,424	1,940,418

Expenses:
Consulting/payroll and other costs	3,347,070	905,843
Compensation expense – officers – related party	518,107	1,094,781
Compensation expense – officers – deferred comp – related party	1,413,000	-
Rental expense, warehousing, outlet expense	871,032	508,527
Product development costs	132,528	746,871
Marketing and brand development costs	1,273,012	507,503
Administrative and other	3,317,082	3,190,092
Depreciation and amortization expense	104,229	50,087
	10,976,060	7,003,704
Operating income (loss)	(7,939,636)	(5,063,286)

Other Income (Expense)
Interest expense	(406,252)	(358,689)
Interest expense – pre-emptive rights release	-	(350,000)
Interest income	3,780	5,578
Employee retention credit funds, net of costs to collect	1,113,337	-
Gain/(loss) on sale of equipment	1,900	-
Tangible asset valuation adjustment	(1,570,816)	-
Impairment adjustment – goodwill	(2,525,000)	-
Gain/(loss) on extinguishment of debt	221,903	(1,376,756)
Net income (loss) before income tax provision	(11,100,784)	(7,143,153)
Provision for income tax	-	-
Net income (loss)	$(11,100,784)	$(7,143,153)
Basic and diluted income (loss) per share	$(3.81)	$(23.90)
Weighted average common shares outstanding - basic and diluted	2,912,100	298,800

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2021	63,895	$64	$377	$22,798,839	$(26,969,657)	$(4,170,337)

Sale of common stock through registered offering, net of offering costs, includes reverse stock split round lot share increase of 5,140	106,345	106	-	9,038,350	-	9,038,456
Issuance of common stock to pay for expenses at a price of $103.75 per share	9,345	9	-	969,526	-	969,535
Preferred stock converted into common stock	10,068	10	(202)	192	-	-
Debt converted into common stock warrants	-	-	-	1,566,559		1,566,559
Sale of common stock for cash at a price of $27.75 per share	20,372	20	-	565,315	-	565,335
Sale of 492,902 pe-funded common stock warrants at a price of $27.50 per share, with an exercise price of $0.25 per warrant	-	-	-	12,322,542	-	12,322,542
Prefunded common stock warrant offering costs and fees	-	-	-	(1,972,578)	-	(1,972,578)
Issuance of common stock as compensation at a price of $15.25 per share	4,000	4	-	60,996	-	61,000
Exercise of $27.50 prefunded warrants into shares of common stock	448,097	449	-	111,576	-	112,025
Exercise of $103.75 prefunded warrants into shares of common stock	15,099	15	-	3,760	-	3,775
Net loss	-	-	-	-	(7,143,153)	(7,143,153)

Balance – December 31, 2022	677,221	677	175	45,465,077	(34,112,810)	11,353,119

Sale of common stock, net	71,499	72	-	312,380	-	312,452
Sale of 615,000 pre-funded common stock warrants at a price of $4.36 per share, with an exercise price of $0.01 per warrant	-	-	-	2,681,400	-	2,681,400
Prefunded common stock warrant offering costs and fees	-	-	-	(529,324)	-	(529,324)
Effect of reverse stock split with 100 share minimum round lot share increase	1,493,272	1,493	-	(1,493)	-	-
Warrant inducement and exercise of 2,988,687 (repriced) common stock warrants at a price of $1.10 per warrant into shares of common stock	2,988,687	2,989	-	3,284,567	-	3,287,556
Warrant inducement offering costs and fees	-	-	-	(453,756)	-	(453,756)
Exercise of prefunded common stock warrants at $0.01 per share	615,000	615	-	5,535	-	6,150
Common stock issued as compensation at a price of $0.78 per share	3,721	4	-	2,900	-	2,904
Common stock issued as compensation pursuant to LTIP – three (3) related parties at a price of $0.78 per share	6,391	6	-	4,978		4,984
Common stock issued as compensation to independent members of the board of directors – related parties at a price of $0.75 per share	24,129	24	-	18,072	-	18,096
Series A preferred stock issued as compensation pursuant to an employment agreement – related party, issued at par value or $0.001 per share	-	-	25	-	-	25
Common stock equivalents from Series A Preferred stock issued as compensation pursuant to an employment agreement; convertible into 12,500,000 shares of common stock, 3,125,000 immediate vesting – related party	12,500,000	12,500	-	4,600,000	-	4,612,500
Common stock equivalents from modification of Series A Preferred stock conversion rights, issued per two previously entered into employment agreements, amended November 20, 2023; convertible into 25,000,000 and 25,000,000 shares of common stock, respectively, none vested – two (2) related parties	50,000,000	50,000	-	17,455,000	-	17,505,000
Compensation component of vested and non-vested common stock equivalents attributable to Series A preferred stock – three (3) related parties	-	-	-	1,413,000	-	1,413,000
Unvested shares reserved for through deferred compensation plan – three (3) related parties	(59,375,000)	(59,375)	-	(22,058,125)	-	(22,117,500)
Net loss	-	-	-	-	(11,100,784)	(11,100,784)

Balance – December 31, 2023	9,004,920	$9,005	$200	52,200,211	$(45,213,594)	$6,995,822

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,100,784)	$(7,143,153)
Depreciation	104,229	50,087
Gain on disposition of property	(1,900)	(1,994)
Compensation paid through issuance of common stock	2,904	1,030,535
Compensation paid through issuance of common stock – related parties	23,080	-
Amortization of loan discount	-	1,000,457
Recognition of deferred compensation attributable to convertibility of Series A preferred stock issued to three (3) related parties	1,413,000	-
Goodwill impairment	2,525,000	-
Inventory adjustment	1,570,816	-
Adjustments to reconcile net loss to cash (used in) operating activities (net of acquired amounts from Champion):
Accounts receivable	(1,203,052)	613,104
Prepaid expense and other	(49,428)	(34,286)
Inventory	57,488	(2,292,844)
Accounts payable	(544,784)	-
Accrued expenses	167,362	(50,042)
Net Cash (Used in) Operating Activities	(7,036,069)	(6,828,136)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion Entities	(325,000)	(10,247,420)
Purchase of property and equipment	(6,300)	(20,888)
Net Cash (Used in) Investing Activities	(331,300)	(10,268,308)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common and preferred stock, net of offering costs	-	9,603,791
Proceeds from sale of warrant inducement, net of offering costs	2,833,800	-
Proceeds from sale of common stock and prefunded warrants, net of offering costs	2,464,530	10,349,964
Proceeds from exercise of prefunded warrants	6,150	115,798
Proceeds (repayments) of loans – officer - related party	45,332	(81,506)
Proceeds from line of credit	1,700,000	-
Principal payments on line of credit, net	(243,071)	-
Proceeds of working capital loans	2,000,000	60,000
Principal payments on working capital loan	(648,430)	-
Repayment of loans – nonrelated party	-	(2,612,456)
Net Cash Provided by Financing Activities	8,158,311	17,435,591

CHANGE IN CASH	790,942	339,147)

CASH AT BEGINNING OF PERIOD	356,754	17,607

CASH AT END OF PERIOD	$1,147,696	$356,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$415,472	$270,146
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of Series A preferred stock pursuant to employment agreement – related party	$4,612,500	$-
Modification of conversion terms of Series A preferred stock previously issued pursuant to employment agreements – related parties	$17,505,000	$-
Conversion of debt to equity	$-	$2,011,224

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Nature of operations

The Company develops and sells branded products in the self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its acquisition of the “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.) the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). We established American Rebel Beverages, LLC as a wholly-owned subsidiary to hold our licenses with respect to the beer business. American Rebel Beer plans to launch regionally in 2024.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC and the Champion Entities. All significant intercompany accounts and transactions have been eliminated.

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

Revenue recognition

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer.

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $1,273,012 and $507,503 for the years ended December 31, 2023 and 2022, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023, and December 31, 2022, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the years ended December 31, 2023 and 2022, net loss per share was $(3.81) and $(23.90), respectively.

Fully diluted shares outstanding is the total number of shares that the Company would theoretically have if all dilutive securities were exercised and converted into shares. Dilutive securities include options, warrants, convertible debt, preferred stock and anything else that can be converted into shares. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of dilutive securities, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled none and none as of December 31, 2023 and December 31, 2022, respectively. All other dilutive securities are listed below.

The following table illustrates the total number of common shares that would be converted from common stock equivalents issued and outstanding at the end of each period presented; as of December 31, 2023 and as of December 31, 2022, respectively.

	December 31, 2023	December 31, 2022

Shares used in computation of basic earnings per share for the year ended	2,912,100	298,800
Total dilutive effect of outstanding stock awards or common stock equivalents	11,909,000	674,600
Shares used in computation of fully diluted earnings per share for the year ended	14,821,100	973,400

Net income (loss)	$(11,100,784)	$(7,143,153)
Fully diluted income (loss) per share	$(0.75)	$(7.34)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2023 and December 31, 2022, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended December 31, 2023 and 2022, respectively, no income tax expense has been recorded.

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

Warranties

The Company’s safe manufacturing business estimates their exposure to warranty claims based on both current and historical (Champion Entities) product sales data and warranty costs (actual) incurred each year. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. Warranty liability is included in our accrued expense account of our subsidiaries in the accompanying consolidated balance sheets. We estimate that our warranty liability is nominal or negligible based on the quality of our products and our excellent customer relationships that we have. Warranty liability was $82,238 as of December 31, 2023 and $93,458 as of December 31, 2022. Based on our current warranty costs we adjusted our warranty liability downward.

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations, and as further defined by ASU 2017-01, Business Combinations (Topic 805), which requires the purchase price to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, the Company calculates the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies. The Company recognizes estimated fair values of the tangible assets and intangible assets acquired, including in process research and development (“IPR&D”), and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the purchase price of the tangible and intangible assets acquired and liabilities assumed in excess of the fair value (see Note 8 - Goodwill and Acquisition Of Champion Entities and for further information in accordance with ASC 805-10-55-37 through ASC 805-10-55-50).

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which allowed the Company to carry forward historical lease classifications. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’ lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

Operating leases are included in operating lease Right-of-use assets and operating lease liabilities, current and non-current, on the Company’s consolidated balance sheets.

Recent pronouncements

The Company evaluated recent accounting pronouncements through December 31, 2023, and believes that none have a material effect on the Company’s consolidated financial statements.

Concentration Risk

Prior to the closing of the Champion Entities in 2022, the Company purchased a substantial portion (over 20%) of its inventory from two third-party vendors. With the closing of the Champion Entities, the Company no longer purchases a substantial portion (over 20%) of its inventory from these third-party vendors. As of December 31, 2022 and December 31, 2023, the net amount due to these third-party vendors (accounts payable and accrued expense) was $0.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations (which now includes the Champion Entities business). Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the years ended December 31, 2023 and 2022 amounting to ($11,100,784) and ($7,143,153), respectively. The Company’s accumulated deficit was ($45,213,594) as of December 31, 2023 and ($34,112,810) as of December 31, 2022. The Company’s working capital surplus was $4,551,927 as of December 31, 2023 compared to $6,678,562 as of December 31, 2022. The decrease in working capital from December 31, 2022, to December 31, 2023, is due to several factors which affected the Company, the first is the $1,570,816 inventory valuation adjustment which is attributable to an overvalued inventory that we acquired in the Champion purchase, along with entering into several debt instruments which totaled over $3,700,000 for the year ending December 31, 2023, net of principal payments on those debt instruments.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues and profitability. The Company is currently conducting a Reg. A+ offering on Form 1-A that became effective on March 13, 2024. Total amount to be sought under this Reg. A+ offering is approximately $20.0 million.

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

NOTE 3- INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	December 31, 2023	December 31, 2022

Inventory - Finished goods	$5,787,993	$7,421,696
Inventory - Deposits and other	315,084	309,684
Total Inventory	$6,103,077	$7,731,380

The Company accounts for excess or obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

When inventory is physically disposed of, we account for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. Our valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. During the 4th quarter of 2023, management completed its analysis of 100% of its inventory acquired in the purchase of the Champion Entities as well as pre-existing subsidiary level inventory. It was determined that the Company needed to write-down, reserve for impairment of approximately $1,570,816 of excess inventory value.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:
	December 31, 2023	December 31, 2022

Plant, property and equipment	$353,885	$367,317
Vehicles	435,153	448,542
	789,038	815,859
Less: Accumulated depreciation	(428,543)	(359,334)
Net property and equipment	$360,495	$456,525

For the years ended December 31, 2023 and 2022 we recognized $104,229 and $50,087 in depreciation expense, respectively. We depreciate these assets over a period of sixty (60) months which has been deemed their useful life.

NOTE 5 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $318,667 and $681,400 plus stock awards (granted and issued in 2023 and 2022) of $0 and $20,766, respectively for the years ended December 31, 2023 and 2022. Doug E. Grau serves as the Company’s President and Interim Principal Accounting Officer. Compensation for Mr. Grau was $186,456 and $413,381 plus stock awards (granted and issued in 2023 and 2022) of $0 and $11,182, respectively for the years ended December 31, 2023 and 2022.

Both Messrs. Ross and Grau serve as the Company’s Chief Executive Officer and President, respectively. Compensation for both, Messrs. Ross and Grau, includes a base salary and a bonus based upon certain performance measures approved by the board of directors. In addition to Mr. Grau’s employment Mr. Grau lent the Company approximately $95,332, net of repayments during the twelve months ended December 31, 2023, the loan is an unsecured non-interest-bearing demand note. Mr. Grau provides these loans as short-term funding and usually receives repayment a few months later, pending working capital needs.

Corey Lambrecht serves as the Company’s Chief Operating Officer. Mr. Lambrecht and the Company entered into an employment agreement on November 20, 2023. Mr. Lambrecht’s employment agreement provides for an initial annual base salary of $260,000, which may be adjusted by the board of directors of the Company. Mr. Lambrecht at this time ceased being an independent director of the Company. Mr. Lambrecht received approximately $10,025 for his services as an officer of the Company for the year ended December 31, 2023, and $185,000 and $185,000 as an independent consultant for the Company for the year ended December 31, 2023 and 2022, respectively.

Prior to his employment with the Company on November 20, 2023 Mr. Lambrecht was an independent director of the Company’s board of directors. On July 1, 2023, the Company authorized 8,132 shares of common stock to Mr. Lambrecht for his services as a non-employee or independent director of the board as full payment for his services from February 8, 2022 through June 30, 2023. The Company accrued board compensation due and owing to Mr. Lambrecht from July 1, 2023 through November 20, 2023 of approximately $23,333 which shall be settled in shares of the Company’s common stock based on the formula for non-employee directors of Board.

The Company in connection with its employment agreements (both newly entered (for Mr. Lambrecht) into as well as amended (for Mr. Ross and Mr. Grau)) with Messrs. Ross, Grau and Lambrecht reserved for issuance 62,500,000 shares of its common stock that are convertible under the Series A preferred stock new conversion terms.

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on November 20, 2023 for Mr. Lambrecht recognized $4,612,500 as a charge for the share-award grant and recognized $184,500 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023.

Per Mr. Ross’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on October 31, 2023 for Mr. Ross recognized $8,752,500 as a charge for the share-award grant on October 31, 2023 (the modification date) and recognized $466,800 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023.

Per Mr. Grau’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on October 31, 2023 for Mr. Grau recognized $8,752,500 as a charge for the share-award grant on October 31, 2023 (the modification date) and recognized $466,800 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023.

On December 30, 2023, the Company authorized the issuance of 40,634 shares of common stock to Mr. Ross and 27,089 shares of common stock to Mr. Grau under the 2021 LTIP. These shares have not been issued and will be valued in accordance with US GAAP on the date of issuance. This value may change significantly from the date of authorization. Based on the Company’s fair value of its common stock on December 31, 2023, this would approximate $12,600 in additional compensation for Mr. Ross, and $8,400 in additional compensation for Mr. Grau.

The Company in connection with various employment and independent directors’ agreements is required to issue shares of its common stock as payment for services performed or to be performed. The value of the shares issued is determined by the fair value of the Company’s common stock that trades on the Nasdaq Capital Market. This value on the date of grant is afforded to the Company for the recording of stock compensation to employees and other related parties or control persons and the recognition of this expense over the period in which the services were incurred or performed. Most of the Company’s agreement for stock compensation provide for services performed to have been satisfied by the initial grant, thereby incurring the cost immediately from the grant.

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings.

Taxable value of the stock-based compensation is recorded in accordance with the Internal Revenue Service’s regulations as it pertains to employees, control persons and others whereby they receive share-based payments. This may not always align with what the Company records these issuances in accordance with GAAP. There are no provisional tax agreements or gross-up provisions with respect to any of our share-based payments to these entities. The payment or withholding of taxes is strictly left to the recipient of the share-based payments, or the modification of share-based payments.

NOTE 6 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with a major financial institution (“Line of Credit”). The Line of Credit accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at December 31, 2023 for the Company was 7.48%), and is secured by all the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding amount due on the Line of Credit at December 31, 2023 and December 31, 2022 was, respectively.

	December 31, 2023	December 31, 2022

Line of credit from a financial institution.	$1,456,929	$-

Total recorded as a current liability	$1,456,929	$-

Current and long-term portion. As of December 31, 2023 the total balance due of $1,456,929 reported as current as the Line of Credit is to be repaid within one year, with subsequent drawdowns as needed by the Company. The Company paid a one-time loan fee equal to 0.1% of the Line of Credit amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus an additional 2.05% rate.

Initially the Company drew down on the Line of Credit in the amount of $1.7 million, with subsequent net payments and draws on the Line of Credit in the amount of approximately $250,000. The Company has not increased the Line of Credit amount beyond its initial drawdown and has paid interest expense of approximately $65,000 for the year ended December 31, 2023. The Company intends to keep the Line of Credit open and in existence to enhance the profitability and working capital needs of the Champion entities and may in the future seek to expand the Line of Credit, The Company received a short-term extension on the Line of Credit expiration date.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

	December 31, 2023	December 31, 2022

Working capital loan with a limited liability company domiciled in the state of Georgia. The working capital loan is a demand loan and accrues interest at 12% per annum and interest only payments that are due by the 15th of month following the close of the quarter.	-	600,000
Working capital loans with an irrevocable trust established in the state of Georgia, managed and owned by the same entity as the limited liability company that previously held the $600,000 in combined loans made on or about June 30, 2022. The two working capital loans are demand loans and accrue interest at 12% per annum and interest only payments that are due by the last day of the quarter. The 1st loan in the amount of $150,000 is due and payable on December 31, 2023, the 2nd loan in the amount of $300,000 is due and payable on June 30, 2024. As of December 31, 2023 we are in technical default on the $150,000 loan.	450,000	-
Working capital loans with a major financial institution converted from a revolving line of credit to a strict payoff loan agreement with the major financial institution. Annual interest rate approximates 22.5% per annum and consists of two revolving line of credit accounts.	-	2,643
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with a corporate entity domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $75,000 per month (beginning on May 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation agreement is subject to a repurchase option by the Company. The repurchase price prior to April 1, 2024 is 125% or $625,000, the repurchase price prior to May 5, 2024 is 137.5% or $687,500, thereafter the repurchase price is $687,500 plus payments of $75,000 per month on the fifth calendar day.	500,000	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $11,731 each for 62 weeks on the Friday following funding. The working capital loan is due and payable on December 27, 2024 with a final payment of $11,731.	500,000	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $20,000 each for 64 weeks on the Friday following funding. The working capital loan is due and payable on July 5, 2024 with a final payment of $20,000.	504,214	-

	$1,954,214	$602,643

Total recorded as a current liability	$1,954,214	$602,643

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received the loan net of fees of $20,000. The Secured Loan requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000. The Secured Loan bears interest at 41.4%. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company was required to pay a fee associated with the Lender and its introduction to the Company of $80,000 to be made in equity of the Company at the time the loan was entered into. The Company issued 3,721 post-reverse stock split shares, which on the date of issuance had a value of approximately $2,900. Since the number of shares had been established upon consummation of the loan but not valued or recorded on the books at the time, because of the leeway on grant date; total cost to the Company for the issuance of the 3,721 shares of common stock on the grant date was $2,900 which was recorded to interest expense and attributable to the loan.

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

On December 19, 2023, the Company entered into a $500,000 Revenue Interest Purchase Agreement (the “Revenue Interest Loan”) with an accredited lender. Under the Revenue Interest Loan, the Company received the revenue interest purchase price/loan net of fees of $5,000. The Revenue Interest Loan requires monthly payments of $75,000 each, until the Revenue Interest Loan is repurchased by the Company. The Revenue Interest Loan bears interest at 40.5%. The Secured Loan is secured by all of the product revenues of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s is obligated to provide for 50% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan as payment towards the amounts due. The Revenue Interest Loan may be repurchased by the Company. The repurchase price for the Revenue Interest Loan prior to April 1, 2024 is 125% or $625,000, the repurchase price for the Revenue Interest Loan prior to May 5, 2024 is 137.5% or $687,500, thereafter the repurchase price of the Revenue Interest Loan is $687,500 plus payments of $75,000 per month on the fifth calendar day until repurchased by the Company. The Revenue Interest Loan bears an effective interest of 81.3% through March 31, 2024, an effective interest rate of 87.3% through May 4, 2024, and an effective interest rate of 116.9% thereafter until the Company repurchases the Revenue Interest Loan from the holder.

On December 29, 2023, the Company entered into a $500,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received the loan net of fees of $10,000. The Secured Loan requires 52 weekly payments of $11,731 each, for a total repayment of $610,000. The Secured Loan bears interest at 40.5%. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company is required to pay a fee associated with the Lender and its introduction to the Company of $40,000 to be made in equity of the Company at the time the loan was entered into.

During the year ended December 31, 2022, the Company repaid $2,541,634 of its short-term notes payable and converted several short-term notes payable with a face value of $1,950,224 along with accrued interest into shares of common stock with a fair value of $2,803,632, resulting in a loss on debt extinguishment of $1,376,756. The conversion of the notes payable was done in connection with our registered public offering in February 2022.

At December 31, 2023, and December 31, 2022, the outstanding balance due on all of the working capital notes payable was $1,954,214 and $602,643, respectively. These amounts do not include any interest payable on the various notes where interest was not paid in full per the terms of the notes.

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

As of December 31, 2023 and December 31, 2022, we had goodwill of $2,000,000 and $4,200,000, respectively, presented within other long-term assets in our consolidated balance sheets, directly related to our 2022 acquisition of the Champion Entities. During the 4th quarter of 2023, management performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of its reporting unit did not exceed its carrying value. Accordingly, we recognized goodwill impairment of $2,525,000 for the year ending December 31, 2023.

As a result of our interim test, we recognized a non-cash impairment loss of $2,525,000. We utilized the discounted cash flow method under the income approach to estimate the fair value of our reporting unit. Drivers of these impairment losses, by reporting unit, were as follows:

●	We recognized a $2.525 million impairment loss in our Champion Entities reporting unit. Changes in future year margin expectations were primarily driven by sustained increases in supply chain costs, expectations for lower or static pricing to maintain a competitive positioning, and expectations for increased marketing investment, primarily in response to increased competition, as well as customer-driven investments. Changes in expectations for lower long-term net sales growth were primarily due to sustained competition and anticipated trends in consumer preferences. Our revised expectations were based on the completion of our fourth quarter results, which were below management’s expectations, and the development of our operating plan in December 2023, along with our inventory management and tracking project which was completed during the early part of October 2023. From this inventory management and tracking project it was determined that we had an over-valuation of our inventory acquired in the Champion Entities purchase. Additionally, our revised expectations were based on the development of three-year operating plan, which commenced in early 2023 and is expected to be completed in 2024. The goodwill carrying amount of the Champion Entities reporting unit was $4.525 million prior to its impairment.

The Company will review its goodwill for impairment periodically (based on economic conditions) and determine whether impairment is to be recognized within its consolidated statement of operations. See Note 1, Summary of Significant Accounting Policies, for more information on the impairment testing.

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

The acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration of approximately $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed the Seller for approximately $400,000 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021. In addition to the direct payments to the Seller, the Company paid certain costs on behalf of and specifically associated with the acquisition of Champion and its integration of $350,000; $200,000 was paid to our investment banker in analyzing the acquisition and purchase of Champion as well as $150,000 was paid to Champion’s independent PCAOB registered accounting firm to conduct their two years of audit and subsequent interim review reports.

During the year ended December 31, 2023 the Company received a claim for refund or right of repayment from the Seller of the Champion Entities with respect to the CARES Act tax credits income the Company received. The Company during the year settled the matter with the Seller and agreed to pay an additional $325,000 to the Seller. This amount was not recorded as an offset against the Company’s CARES Act tax credit income but as an increase to the overall purchase price of the Champion Entities which increased our determined goodwill value by and additional $325,000 at the time.

Accounting for the Business Combination

Under the acquisition method of accounting, the acquired tangible and intangible assets and assumed liabilities are recognized based on their estimated fair values as of the business combination closing date. Pro forma adjustments were preliminary and based on estimates of the fair value and useful lives of the assets acquired and liabilities assumed as of December 31, 2022 which were prepared to illustrate the estimated effect of the business combination (see Note 15 – Pro Forma Condensed Combined Financial Information (Unaudited) to our Annual Report filed on Form 10-K).

The Company may recognize a negligible deferred tax benefit as a result of the acquisition. Due to the acquisition, temporary differences between book and tax basis for intangible assets acquired may result in a deferred tax liability and increase goodwill; we believe this to be negligible and no recording was necessary.

The acquisition was accounted for as a business combination in accordance with ASC 805. As such, the total purchase consideration was allocated to the assets acquired and liabilities assumed based on their fair value as of July 29, 2022. The purchase price allocation was dependent upon certain valuation and other studies. Accordingly, the pro forma purchase price allocation at this time is not subject to further adjustment. Due to the timing of some of our additional analyses and the final determination of the acquired inventory and its valuation was outside of the one (1) year lookback we did not make any changes to the purchase price allocation.

For the year ending December 31, 2022 the following was the fair value of the assets acquired, liabilities assumed, and ensuing goodwill identified, reconciled to the purchase price transferred:

Cash	$-
Accounts receivable	1,337,130
Inventory	5,229,426
Fixed assets	473,326
Deposits and other assets	53,977
Customer list and other intangibles**	637,515
Accounts payable	(1,609,657)
Accrued expenses and other	(84,297)
Goodwill prior to December 31, 2023	4,525,000
Consideration	$10,562,420
Consideration:
Payments of cash direct to Seller	$8,455,177
Additional payments of cash to Seller during 2023	285,000
Amounts due on accounts payable to Seller (over the next 12 months)	40,000
Debt payments on behalf of Seller - guarantor	1,442,243
Payments to various service providers	340,000
$10,562,420

The Company’s estimate of fair value of the net assets acquired are based on information available to us at the date of acquisition. The Company evaluated the underlying inputs and assumptions used in its valuations on an interim periodic basis as well as at year end, December 31, 2022 and December 31, 2023. Estimates are subject to change during measurement periods, we determined that the final measurement period to be one year from the date of the acquisition (July 29, 2023). (**- Customer lists and other intangibles are combined with goodwill at the end of each period and evaluated as to fair value. At December 31, 2023 and December 31, 2022, it was determined that total intangible assets (which includes goodwill) had a fair value of $2.0 million and $4.2 million, respectively). As discussed in Note 3- Inventory and Deposits the Company recorded an inventory valuation adjustment of $1.5 million with respect to its inventory acquired in the Champion Entities acquisition. This inventory valuation adjustment was recognized in our consolidated statement of operations for the year ended December 31, 2023, as well as affecting our analysis of goodwill.

Goodwill and Reserve for Impairment:
Goodwill as of December 31, 2022	$4,200,000
Additional amounts owed to Seller during 2023 – an increase goodwill	325,000
4,525,000
Reserve for impairment as of December 31, 2022	-
Impairment reserve for the year ending December 31, 2023	(2,525,000)
$2,000,000

NOTE 9 – INCOME TAXES

At December 31, 2023 and December 31, 2022, the Company had a net operating loss carryforward of $45,213,594 and $34,112,810, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset:
Net operating loss carryforward	$9,494,850	$7,163,690
Total deferred tax asset	9,494,850	7,163,690
Less: Valuation allowance	(9,494,850)	(7,163,690)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2023 and December 31, 2022 was $9,494,850 and $7,163,690, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2023 and December 31, 2022 and recognized 100% valuation allowance for each period.

Reconciliation between statutory rate and the effective tax rate for and as of December 31, 2023 and 2022:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On June 27, 2023, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25. Share numbers and pricing information in this Report are adjusted to reflect the reverse stock split as of December 31, 2023.

Common and Preferred stock

The following transactions occurred with respect to our common stock and preferred stock on a month-to-month basis and presentation for the years ending December 31, 2022 and December 31, 2023:

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

For the month of July 2022, the following transactions occurred: On July 12, 2022, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 20,372 shares of common stock at $27.75 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 448,096 shares of common stock (the “Prefunded Warrant Shares”) at $27.50 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 936,937 shares of common stock at an initial exercise price of $21.50 per share and will expire five years from the date of issuance.

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

For the month of June 2023, the following transactions occurred: On June 27, 2023, we entered into a PIPE transaction with Armistice Capital for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “ 2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance.

For the month of July 2023, the following transactions occurred: Approximately 1,493,272 shares of the Company’s common stock were issued pursuant to the 100-share lot roundup caused by the reverse stock split on June 27, 2023. The Depository Trust and Clearing Corporation (the “DTCC”) which handles the clearing and settlement of virtually all broker-to-broker equity, listed corporate and municipal bond and unit investment trust (UIT) transactions in the U.S. equities markets submitted numerous requests for share allocations. In connection with the Company’s June 27, 2023 1-for-25 reverse split DTCC made these requests. An additional 1.488 million shares of the Company’s common stock were newly issued and added to its post-reverse stock split numbers. As described in the Company’s Information Statement filed on Schedule 14C dated December 14, 2022, shareholders holding at least a “round lot” (100 shares or more) prior to the reverse stock split shall have no less than one round lot (100 shares) after the reverse stock split.

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

On September 8, 2023 370,000 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $3,700.00, 370,000 shares of common stock were issued. On September 19, 2023 the Company issued 6,391 shares of common stock pursuant to the Company’s 2021 LTIP equity plan. The shares were valued at $4,984.98 with a per share value of $0.78 which was the Company’s common stock closing market price on the grant date and date of issuance. Under the 2021 LTIP equity plan 3,954 shares of common stock were issued to Mr. Ross our Chief Executive Officer and 2,237 shares of common stock were issued to Mr. Grau our President and Interim Principal Accounting Officer. Additionally, on September 19, 2023, 3,721 shares of common stock were granted and issued to a vendor associated with our current working capital loan. The shares were valued at $2,902.38 with a per share value of $0.78. On September 20, 2023, the Company issued 24,129 shares of common stock pursuant to the Company’s board compensation plan for its independent directors. The shares were valued at $18,096.75 with a per share value of $0.75 which was the Company’s common stock closing market price on the grant date as well as issuance date. The Company recognized approximately $228,000 in gain on settlement of debt through the issuance of 24,129 shares of common stock to its independent directors on this date.

Shares Reserved for Issuance Pursuant to Certain Executive Employment Agreements

The Company in connection with its employment agreement with Messrs. Ross, Grau and Lambrecht reserved for issuance 62,500,000 shares of its common stock that are convertible under the Series A preferred stock. Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company for Mr. Lambrecht recognized $4,612,500 as a charge for the share-award grant and recognized $184,500 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023. The Company values the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for the Company’s publicly traded stock at the time of grant for Mr. Lambrecht’s shares was $0.369.

Per Mr. Ross’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company for Mr. Ross recognized $8,752,500 as a charge for the share-award grant on October 31, 2023 (the modification date) and recognized $466,800 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023. The Company values the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for the Company’s publicly traded stock at the time of modification of the terms of the Series A preferred stock for Mr. Ross’s shares was $0.3501.

Per Mr. Grau’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company for Mr. Grau recognized $8,752,500 as a charge for the share-award grant on October 31, 2023 (the modification date) and recognized $466,800 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023. The Company values the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for the Company’s publicly traded stock at the time of modification of the terms of the Series A preferred stock for Mr. Grau’s shares was $0.3501.

Shares Issued as Compensation

The Company in connection with various consulting and advisory agreements is required to issue shares of its common stock. The value of the shares issued is determined by the fair value of the Company’s common stock that trades on the Nasdaq Capital Market. This value on the date of grant is afforded to the Company for the recording of stock compensation to non-employees and the recognition of this expense over the period in which the services were incurred or performed. Most of the Company’s agreement for stock compensation provide for services to have been satisfied upon the initial grant, thereby incurring the cost immediately from the grant.

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings.

Modified Terms of Series A Preferred Stock

On October 31, 2023, the Company board of directors approved amending and restating the certificate of designation of the Company’s Series A Convertible Preferred Stock to increase the number of shares from 100,000 to 150,000 and to allow for the conversion of the Series A Preferred Stock under certain circumstances and vesting requirements. On November 20, 2023 the Company issued 25,000 shares of its Series A Preferred Stock to Mr. Lambrecht, pursuant to his employment agreement as Chief Operating Officer. Mr. Lambrecht’s shares of Series A Preferred Stock will vest in the following manner, 25% upon signing of the employment agreement, 25% on the 1st of January 2024, and 25% for the following two anniversaries. Messrs. Ross and Grau who are holders of the Series A Preferred Stock will also enjoy the vesting of their shares of Series A Preferred Stock in the following manner; 20% on the 1st of January 2024 and 20% thereafter for the following 4 anniversaries. The Company has determined, and appropriately recorded in its statement of operations a compensation expense associated with the conversion or convertibility of the Series A Preferred Stock into common stock of the Company on a 500:1 basis. Based on the vesting schedule afforded to the holders of the Series A Preferred Stock, 3,125,000 shares of common stock could be issued upon the conversion of 6,250 shares of Series A Preferred Stock as of December 31, 2023, and immediately subsequent to December 31, 2023, another 13,125,000 shares of common stock could be issued upon the conversion of 26,250 shares of Series A Preferred Stock on January 1, 2024. The conversion of the Series A Preferred Stock is at the discretion of the holder unless there are special circumstances. The Company will recognize the fair value of the modified share awards over the employment agreement period and will record any changes to that fair value in accordance with ASC 718 on a period-by-period basis as part of that compensation expense, attributable to the employee.

New Preferred Stock Series Designation and Current Reg. A+ Offering

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

The Company filed a registration statement on Form 1-A offering up to 2,666,666 shares of Series C Preferred Stock, at an offering price of $7.50 per share, for a maximum offering amount of $19,999,995. There is a minimum initial investment amount per investor of $300.00 for the Series C Preferred Stock and any additional purchases must be made in increments of at least $7.50 (see Note 15 – Subsequent Events).

At December 31, 2023 and December 31, 2022, there were 9,004,920 and 677,221 shares of common stock issued (which includes reserved for) and outstanding, respectively; and 75,143 and 75,143 shares of Series B preferred stock issued and outstanding, respectively, and 125,000 and 100,000 shares of its Series A preferred stock issued and outstanding, respectively. No Series C preferred stock was issued or outstanding at December 31, 2023 or December 31, 2022.

NOTE 11 – WARRANTS AND OPTIONS

On February 10, 2022, the Company received an equity investment of $10,500,000 to purchase 101,205 shares of the Company’s common stock through a registered public offering at $103.75 per share. Along with the issuance of the shares of common stock, the Company issued immediately exercisable warrants to purchase up to 101,205 shares of common stock with an exercise price of $129.6875 per warrant and will expire five years from the date of issuance. Commensurate with the February 10, 2022 offering the Company issued to its underwriters immediately exercisable warrants to purchase up to 15,181 shares of common stock with an exercise price of $129.6875 per warrant and will expire five years from the date of issuance.

On February 11, 2022, we entered into a transaction with Calvary Fund, the provider of our 2021 bridge financing for the retirement of its debt instrument, principal and interest with a combined value of $1,566,659.00 through the issuance of securities, consisting of (i) prefunded warrants (the “Calvary Warrants”) that are exercisable into 15,099 shares of common stock (the “Calvary Warrant Shares”) at $103.75 per Calvary Warrant, and (iii) immediately exercisable warrants to purchase up to 15,099 shares of common stock with an exercise price of $129.6875 per warrant and will expire five years from the date of issuance.

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

As of December 31, 2023, no Prefunded Warrants remained issued and outstanding with respect to the July PIPE transaction. The Prefunded Warrants were purchased in their entirety by the holders of the warrants for $27.50 per warrant. The Prefunded Warrants required the payment of an additional $0.25 per warrant and the written notice of exercise to the Company to convert the Prefunded Warrant into one share of common stock of the Company. During the period from July 12, 2022 through December 31, 2023, the Company received notice on 448,096 Prefunded Warrants converting into 448,096 shares of common stock.

Calvary Fund exercised all of its Calvary Warrants by November 30, 2022 requiring the payment of an additional $0.25 per warrant and the written notice of exercise to the Company to convert the Calvary Warrant into one share of common stock of the Company. Calvary Fund continues to hold the 15,099 warrants exercisable at a price of $129.6875 per warrant.

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

On June 27, 2023, we entered into a PIPE transaction with Armistice Capital for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance. The 686,499 warrants were repriced to $1.10 per share as part of the Inducement Letter and exercise terms with Armistice Capital.

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

Along with the Prefunded Warrants the previous year’s PIPE investors were issued immediately exercisable warrants to purchase up to 936,937 shares of the Company’s common stock with an exercise price of $21.50 per share expiring five years from the date of issuance, or July 11, 2027. Each Prefunded Warrant and share of common stock issued in the PIPE transaction received two warrants that were exercisable at $21.50 per share with a five-year expiry. None of these warrants have been exercised by the holders. These warrants were repriced to $1.10 per share as part of the Inducement Letter and exercise agreement by and between Armistice Capital and the Company.

As of December 31, 2023, there were 6,136,892 warrants issued and outstanding to acquire additional shares of common stock. As of December 31, 2022, there were 1,096,455 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at December 31, 2023. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	December 31, 2023	December 31, 2022

Stock Price	$0.31	$4.75
Exercise Price	$1.10	$21.50
Term (expected in years)	4.7	4.5
Volatility	17.18%	38.14%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	4.79%	4.69%

Stock Purchase Warrants

The following table summarizes all warrant activity for the years ended December 31, 2023 and 2022.

	Shares	Weighted- Average Exercise Price Per Share		Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2021	28,071	$220.00		2.95 years	-
Granted	116,386	$129.6875		5.00 years	-
Granted in Debt Conversion	15,099	$129.6875		5.00 years
Granted Prefunded Warrants	463,195	$0.25		5.00 years
Granted in PIPE transaction	936,937	$21.50		5.00 years
Exercised	(463,195)	$0.25		-	-
Expired	(38)	-		-	-
Outstanding and Exercisable at December 31, 2022	1,096,455	$30.50		4.50 years	-
Granted Prefunded Warrants	615,000	$4.37		5.00 years	-
Granted in PIPE transaction	686,499	$4.24	*	5.00 years
Granted pursuant to repricing transaction	1,365,251	$1.10	*	4.00 years
Granted pursuant to Inducement Agreement – New Warrants	5,977,374	$1.10		5.00 years
Exercised	(3,603,687)	$0.88		5.00 years	-
Expired	-	-		-	-
Outstanding and Exercisable at December 31, 2023	6,136,892	$3.15		4.70 years	-

*	Pursuant to the Inducement Agreement the following warrants were repriced with an exercise price of $1.10 per warrant.

NOTE 12 – LEASES AND LEASED PREMISES

Rental Payments under Non-cancellable Operating Leases and Equipment Leases

The Company through its purchase of Champion acquired several long-term (more than month-to-month) leases for two manufacturing facilities, three office spaces, five distribution centers and five retail spaces. Four of its distribution centers also have retail operations for which it leases its facilities. Lease terms on the various spaces’ expiry from a month-to-month lease (30 days) to a long-term lease expiring in September of 2028.

Rent expense for operating leases totaled approximately $1,214,000 and $502,000 for the years ended December 31, 2023, and 2022, respectively. These amounts are included in our consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

The Company does not have any equipment leases whereby we finance this equipment needed for operations at competitive finance rates. New equipment to be financed in the near term, if necessary, may not be obtainable at competitive pricing with increasing interest rates.

Rental equipment expense for finance leases totaled approximately none and none for the years ended December 31, 2023, and 2022, respectively.

Right of Use Assets and Lease Liabilities

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a Right-of-use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard became effective for the Company beginning January 1, 2019. The Company adopted ASC 842 using the modified retrospective approach, by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019, are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840. The Company elected the package of practical expedients permitted under the standard, which allowed the Company to carry forward historical lease classifications. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company estimated the incremental borrowing rate in determining the present value of lease payments. The ROU asset includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’ lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options.

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

The adoption of ASC 842 resulted in the recognition of ROU assets of $0 and lease liabilities for operating leases of $0 on the Company’s consolidated balance sheet as of January 1, 2019, with no material impact to its consolidated statements of operations. Any difference between the ROU assets and the operating lease liability represents the reclassification of (i) deferred rent balances, resulting from the historical operating leases, and (ii) certain accrued restructuring liabilities. The Company’s accounting for finance leases remained substantially unchanged from its accounting for capital leases for prior periods.

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

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. For finance leases, the lease liability is initially measured in the same manner and date as for operating leases, and is subsequently measured at amortized cost using the effective interest method. The Company generally uses its incremental borrowing rate as the discount rate for leases, unless an interest rate is implicitly stated in the lease. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either an option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. All ROU assets are reviewed for impairment.

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

The Company’s operating leases are comprised primarily of facility leases and we have no finance leases for vehicles or equipment at this time. The Company added approximately $1,000,000 in right-of-use lease assets offset by right-of-use lease liabilities during the 4th quarter for the year ended December 31, 2023, this included multiple leases that were increased in size and as well as several leases that were extended or options to extend were added in the lease terms.

Balance sheet information related to our leases is presented below for the years then ended:

		December 31,
	Balance Sheet location	2023	2022
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,946,567	$1,977,329
Right-of-use lease liability, current	Other current liabilities	1,039,081	992,496
Right-of-use lease liability, long-term	Right-of-use operating lease liability	907,486	984,833

Finance leases:
Right-of-use lease assets	Property, plant and equipment	-	-
Right-of-use lease liability, current	Current portion of long-term debt	-	-
Right-of-use lease liability, long-term	Long-term debt	-	-

The following provides details of the Company’s lease expense:

	Years Ended December 31,
	2023	2022
Operating lease expense, net	$1,214,681	$502,421
Finance lease expense:
Amortization of assets	-	-
Interest on lease liabilities	-	-
Total finance lease expense	-	-
Operating lease expense, net	$1,214,681	$502,421

Other information related to leases is presented below:

	2023		2022
Right-of-use assets acquired in exchange for operating lease obligations	$1,946,567		$1,977,329
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows from finance leases	-		-
Operating cash flows from operating leases	1,101,797		1,038,647
Weighted Average Remaining Lease Term:
Operating leases	3.0 years		3.0 years
Finance leases	0.0 years		0.0 years
Weighted Average Discount Rate:
Operating leases	10.00%		5.00%
Finance leases	n/a	%	n/a	%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

	Finance leases	Operating leases
2024	$-	$1,239,855
2025	-	407,861
2026	-	291,375
2027	-	258,282
2028	-	194,262
Thereafter	-	-
Total future minimum lease payments, undiscounted	-	2,391,634
Less: Imputed interest	(-)	(286,669)
Present value of future minimum lease payments	$-	$2,104,965

Rental expense totaled approximately $1,214,681 and $502,421 for years ended December 31, 2023 and 2022, respectively. The Company extended several leases and increased the payments on several more in connection with its expansion, while closing several facility leases in streamlining operations and inventory storage and warehousing.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the years ended December 31, 2023 and December 31, 2022, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2023 and December 31, 2022 there was approximately none and none, respectively, in outstanding letters of credit issued in the normal course of business. These letters of credit would reduce our available borrowings, if we had any. During the year ended December 31, 2023 the Company entered into a line of credit with a major financial institution. The amount due on the line of credit as of December 31, 2023 was $1,456,929. The Company was in compliance with the terms and covenants of the line of credit as of December 31, 2023.

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

NOTE 14 – OTHER INCOME – EMPLOYEE RETENTION CREDIT

The Company retained the services of a tax service professional to provide the Company with certain specialized tax services. The services included identifying various tax initiatives as well as specifically tasking the tax service professional in applying for and the preparation of tax filings for (tax) credits available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company received approximately $1,291,000 in tax credits under the CARES Act from the US Department of Treasury and paid approximately $178,000 in fees to the service provider, netting the Company approximately $1,113,000 in credits for the retaining of its employees during COVID.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2023 through the date the financial statements were issued and determined that there were the following subsequent events.

On January 1, 2024 the Company recognized an additional 16,250,000 shares of common stock equivalents earned out on that date (based on the respective vesting that occurs on January 1, 2024) for its three executive officers that were issued Series A preferred stock. Approximate value as of January 1, 2024 attributable to the vesting of the Series A preferred stock convertible into common stock is $4,500,000. The Company will recognize that amount over the next twelve months as deferred compensation – officers unless there is a significant change in the market value of the Company’s common stock.

On January 1, 2024, the Company entered into a new loan agreement with an existing lender who was owed $150,000 which was due December 31, 2023. The Company repaid the lender $75,000 due under the prior loan and entered into new loan agreement where the Company agreed to pay the lender the remaining $75,000 on or before March 31, 2024. The principal balance bears interest at 12% per annum.

The Company filed a registration statement on Form 1-A offering up to 2,666,666 shares of Series C Preferred Stock, at an offering price of $7.50 per share, for a maximum offering amount of $19,999,995. There is a minimum initial investment amount per investor of $300.00 for the Series C Preferred Stock and any additional purchases must be made in increments of at least $7.50. The registration statement on Form 1-A became effective on March 13, 2024. As of the date of this Report the Company has not closed on any investor funds under this registration statement.

On March 21, 2024, the Company entered into a securities purchase agreement with an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $235,750. A one-time interest charge or points amounting to 15% (or $35,362) and fees of $5,000 were applied at the issuance date, resulting in net proceeds to the Company of $200,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments; the first payment shall be in the amount of $162,667.20 and is due on June 30, 2024 with six (6) subsequent payments each in the amount of $18,074.14 due on the 30th of each month thereafter (total repayment of $271,112 on or by December 31, 2023). the Company has the right to prepay the note within one hundred eighty days at a discount of 5%. Effective interest rate on this loan is 81.1% with 15 points paid up front as a fee.

On March 21, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor Lender, pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $235,750 (the “Note”). A one-time interest charge of 15% ($35,362) and fees of $5,000 were applied on the issuance date, resulting in net loan proceeds to us of $200,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments; the first payment shall be in the amount of $162,667.20 and is due on June 30, 2024 with six (6) subsequent payments each in the amount of $18,074.14 due on the 30th of each month thereafter (a total payback to the Lender of $271,112.00). the Company has the right to prepay the Note within one hundred eighty days at a discount of 5%. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. the Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

On March 22, 2024, the Company entered into another Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries (the “Revenue Interest”). Under the Revenue Interest Purchase Agreement, the Company has an option (the “Call Option”) to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option (the “Put Option”) to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. In addition, the Revenue Interest Purchase Agreement contains various representations and warranties, covenants and other obligations and other provisions that are customary for a transaction of this nature.

On March 27, 2024, the Company entered into a $1,300,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received the loan net of fees of $26,000. The Company repaid two outstanding secured notes to affiliates of the Lender totaling $769,228, resulting in net proceeds to the Company of $504,772. The Secured Loan requires 64 weekly payments of $26,000 each, for a total repayment of $1,664,000. The Secured Loan bears interest at 22.8% per annum. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. As long as the Secured Loan is not in default, the Company may prepay the Secured Loan pursuant to certain prepayment amounts set forth in the Secured Loan. Further, any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds.

On April 1, 2024, the Company entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. In addition, the Revenue Interest Purchase Agreement contains various representations and warranties, covenants and other obligations and other provisions that are customary for a transaction of this nature.

On April 9, 2024, the Company entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. In addition, the Revenue Interest Purchase Agreement contains various representations and warranties, covenants and other obligations and other provisions that are customary for a transaction of this nature.

On April 9, 2024, the Company entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $300,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $30,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $420,000 if repurchased on or before May 31, 2024; and (ii) $462,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. In addition, the Revenue Interest Purchase Agreement contains various representations and warranties, covenants and other obligations and other provisions that are customary for a transaction of this nature.

On April 9, 2024, the Company entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $75,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $7,500 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $105,000 if repurchased on or before May 31, 2024; and (ii) $115,500 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. In addition, the Revenue Interest Purchase Agreement contains various representations and warranties, covenants and other obligations and other provisions that are customary for a transaction of this nature.

F-29

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

Effective April 12, 2024, the Company completed the negotiations and modification of several debt instruments.

Revenue Interest Purchase Agreements

On March 22, 2024, the Company entered into a Revenue Interest Purchase Agreement (the “Revenue Interest Purchase Agreement”) with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries (the “Revenue Interest”). Under the Revenue Interest Purchase Agreement, the Company has an option (the “Call Option”) to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. The foregoing description of the material terms of the Revenue Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Revenue Interest Purchase Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2024.

On April 1, 2024, the Company entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the Purchasers have an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. The foregoing description of the material terms of the Revenue Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Revenue Interest Purchase Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2024.

On April 9, 2024, the Company entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. The foregoing description of the material terms of the Revenue Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Revenue Interest Purchase Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.21.

On April 9, 2024, the Company entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $300,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $30,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $420,000 if repurchased on or before May 31, 2024; and (ii) $462,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. The foregoing description of the material terms of the Revenue Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Revenue Interest Purchase Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.22.

On April 9, 2024, the Company entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $75,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $7,500 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $105,000 if repurchased on or before May 31, 2024; and (ii) $115,500 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. The foregoing description of the material terms of the Revenue Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Revenue Interest Purchase Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.23.

In addition, the Revenue Interest Purchase Agreements contain various representations and warranties, covenants and other obligations and other provisions that are customary for transactions of this nature.

Secured Loan Agreement

On March 27, 2024, the Company entered into a $1,300,000 Business Loan and Security Agreement (the “Secured Loan”) with an accredited investor lending source (the “Lender”). Under the Secured Loan, the Company received the loan net of fees of $26,000. The Company repaid two outstanding secured notes to affiliates of the Lender totaling $769,228, resulting in net proceeds to the Company of $504,772. The Secured Loan requires 64 weekly payments of $26,000 each, for a total repayment of $1,664,000. The Secured Loan bears interest at 22.8% per annum. The Secured Loan is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. As long as the Secured Loan is not in default, the Company may prepay the Secured Loan pursuant to certain prepayment amounts set forth in the Secured Loan. Further, any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds.

The foregoing description of the Secured Loan does not purport to be complete and is qualified in its entirety by reference to the full text of the Secured Loan, which was attached as Exhibit 4.1 to the Current Report on Form 8-K filed on April 3, 2024.

From time to time, we expect certain of our executive officers and directors will in the future, enter into, amend or terminate written trading arrangements pursuant to Rule 10b5-1 of the Securities and Exchange Act or otherwise.

For the quarter ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and/or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of American Rebel Holdings, Inc. as of December 31, 2023.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Executive Officers
Charles A. Ross, Jr.	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	57	June 9, 2016

Doug E. Grau	President, Interim Principal Accounting Officer	61	February 12, 2020

Corey Lambrecht	Chief Operating Officer and Director	54	February 12, 2020

Non-Employee Directors

Michael Dean Smith	Director	53	February 8, 2022

C. Stephen Cochennet	Director	66	May 9, 2023

Larry Sinks	Director	60	November 20, 2023

Executive Officers

Charles A. Ross, Jr., Chief Executive Officer, Executive Chairman and Director

Mr. Ross is currently the Company’s Chief Executive Officer, Executive Chairman and a Director. He has held these positions since June 20, 2016. He is responsible for all duties required of a corporate officer and the development of the business. From December, 2014 through April, 2021, Mr. Ross served as the sole officer and as a director of American Rebel, Inc. He now currently serves as its Secretary, Treasurer and as a director. American Rebel, Inc. has developed a product line of concealed carry products. Prior to American Rebel, Inc. Mr. Ross founded several companies including Digital Ally, Inc. (a Nasdaq listed company, NASDAQ: DGLY), which he established in 2004. In addition to his entrepreneurial accomplishments, Mr. Ross served as the host of his own television sporting show, Maximum Archery World Tour, where he bow hunted all over the world which included traditional bow hunts and bow hunting of the world’s most dangerous game. Maximum Archery World Tour evolved into his new television show, American Rebel, which features Mr. Ross’s music, patriotism, his support of the 2nd Amendment and celebrates the “American Rebel Spirit” in all of us. Mr. Ross professionally released three compact disks (“CDs”) and his popular song “American Rebel” has become the theme song for American Rebel and other American Rebel theme properties.

Doug E. Grau, President, Interim Principal Accounting Officer

Mr. Grau is currently our President and Interim Principal Accounting Officer. Mr. Grau served as a director from February, 2020 through November, 2023. From 2014 through the present, he has served as a director of American Rebel, Inc. Mr. Grau has produced three musical CDs for Andy Ross, the musician, and has worked with Andy Ross, the musician and the business executive in various capacities for more than thirteen years. Mr. Grau worked as an executive at Warner Bros. Records Nashville (nka Warners Records) for more than fifteen years, developing the unique talents of Travis Tritt, Little Texas, David Ball, Jeff Foxworthy, Bill Engvall, Larry the Cable Guy, Ron White, and various others. Mr. Grau graduated from Belmont University in Nashville in 1985 with a Bachelor’s of Arts (“B.A.”) degree in Business Administration.

Corey Lambrecht, Chief Operating Officer and Director

Mr. Lambrecht has served as a director since February, 2020 and was recently appointed as our Chief Operating Officer in November, 2023. Mr. Lambrecht is a 20+ year public company executive with broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing, interactive technology services in addition to holding various public company executive roles with responsibilities including day-to-day business operations, management, capital raising, board communication as well as investor relations. He is a Certified Director from the UCLA Anderson Graduate School of Management accredited Directors program. From 2007 through 2023 he was an independent director of Orbital Infrastructure Group, Inc., a former Nasdaq listed company. Mr. Lambrecht served on the Board of HippoFi, Inc. (OTC: ORHB) from July 2016 through December 2019. On January, 2020, Mr. Lambrecht was appointed to serve as the Chief Financial Officer of Singlepoint Inc. (CBOE: SING) which he currently serves in as well as his roles with the Company. Mr. Lambrecht previously served as a board member for Lifestyle Wireless, Inc. which, in 2012 merged with Singlepoint. In December 2011 he joined the board of directors of Guardian 8 Holdings, a leading non-lethal security product company, serving in this role until early 2016. He most recently served as the President and Chief Operating Officer of Earth911 Inc., a subsidiary of Infinity Resources Holdings Company (an OTCMarkets listed company, OTC: IRHC) from January 2010 through July 2013.

Non-Employee Directors

Michael Dean Smith, Director

Mr. Smith has served as a director since February, 2022. Since 2017, Mr. Smith has been a Vice President of Industrial Maintenance, Inc. a business organization that encompasses a full-circle approach to the manufacturing industry. From 1997 through 2017, Mr. Smith served in various executive and managerial roles with Payless, Inc. (fka Payless ShoeSource). Mr. Smith holds a Bachelor’s of Science (“B.S.”). in Business Administration and Accounting from the University of Kansas, and a Masters of Business Administration (“MBA”) from Washburn University.

C. Stephen Cochennet, Director

Mr. Cochennet has served as a director since April, 2023. Mr. Cochennet has served as Chief Executive Officer and President, of Kansas Resource Development Company, a private oil and gas exploration business since 2011. In addition, from 2018 through 2023, Mr. Cochennet served as an independent board and committee member of Orbital Infrastructure Group, Inc., a former Nasdaq listed company. From 2011 through 2015 Mr. Cochennet served as the Chief Executive Officer and President of Guardian 8 Corporation. From 2005 to 2010, Mr. Cochennet was the Chairman, President, and Chief Executive Officer of EnerJex Resources, Inc., a former publicly traded Commission registered Oil and Gas Company. Prior to joining EnerJex, Mr. Cochennet was President of CSC Group, LLC in which he supported Fortune 500 corporations, international companies, and natural gas/electric utilities as well as startup organizations. Services provided included strategic planning, capital formation, corporate development, executive networking and complex transaction structuring. From 1985 to 2002, Mr. Cochennet held several executive roles with UtiliCorp United Inc. (“Aquila”) located in Kansas City, Missouri. Responsibilities included finance, administration, operations, human resources, corporate development, natural gas/energy marketing, and managing several new startup operations. Prior to Aquila Mr. Cochennet served 6 years with the Federal Reserve managing problematic and failed banking institutions primarily within the oil and gas markets. Mr. Cochennet graduated from the University of Nebraska with a B.A. in Finance and Economics.

Larry Sinks, Director

Mr. Sinks has served as a director since November, 2023. Since 2005, Mr. Sinks has been in the screen printing and embroidering business on a freelance basis. Since 2016, Mr. Sinks has been a consultant for Team Image Marketing, a company specializing in high-end corrugated grocery store displays and consulting services. From 2021 through the present, Mr. Sinks has been consulting for Champion Building Solutions, a private company located in Kansas City, Missouri specializing in general remodeling of residential homes. Mr. Sinks’ passion is in motorsports and professional networking in the auto racing business. Mr. Sinks was instrumental in introducing us to Tony Stewart Racing Nitro, LLC (“Tony Stewart Racing”) which led to the Company sponsoring the team and providing the necessary support for the Dodge Charger SRT Hellcat of four-time NHRA Funny Car world champion Matt Hagan.

CORPORATE GOVERNANCE

Concurrent with our February 2022 public offering and uplisting to Nasdaq Capital Markets, we made significant corporate governance changes, which are set forth below. All three independent directors (Larry Sinks, Michael Dean Smith and C. Stephen Cochennet) have maintained their respective roles as members of the board of directors for the year ended December 31, 2023 and through the date of this Annual Report.

Director Independence

The board of directors has reviewed the independence of our directors based on the listing standards of the Nasdaq Capital Market. Based on this review, the board of directors has determined that each of Larry Sinks, Michael Dean Smith and C. Stephen Cochennet are independent within the meaning of the Nasdaq Capital Market rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable Nasdaq Capital Market rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our Board has established the following four standing committees: an audit committee; a compensation committee; a nominating and governance committee; and mergers and acquisitions committee. Our board of directors has adopted written charters for each of these committees. Copies of their charters are available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

The following table identifies the independent and non-independent current Board and committee members through the date of this filing or Annual Report:

Name	Audit	Compensation	Nominating and Corporate Governance	Mergers and Acquisitions	Independent
Charles A. Ross, Jr.				X
Corey Lambrecht
Michael Dean Smith	X	X	X		X
C. Stephen Cochennet	X	X	X	X	X
Larry Sinks	X	X	X	X	X

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

Our audit committee consists of C. Stephen Cochennet, Michael Dean Smith and Larry Sinks. Mr. Cochennet serves as the chairman of the committee. Our board of directors has affirmatively determined that each of the members; C. Stephen Cochennet, Michael Dean Smith and Larry Sinks qualify as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K.

Our board of directors has affirmatively determined that each of the members; C. Stephen Cochennet, Michael Dean Smith and Larry Sinks meet the definition of an “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the Nasdaq Capital Market rules and requirements.

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

Our compensation committee consists of C. Stephen Cochennet, Michael Dean Smith and Larry Sinks. Larry Sinks serves as the chairman of the committee. In determining that each of the members; C. Stephen Cochennet, Michael Dean Smith and Larry Sinks qualify as an “independent director” pursuant to Rule 10A-3 of the Exchange Act, the board of directors considered all factors required by Rule 5605(d)(2)(A) and any and all other applicable regulations or rules promulgated by the SEC and the Nasdaq Capital Market rules relating to the compensation committee composition.

Mergers and Acquisitions Committee

Our board of directors has established the mergers and acquisitions committee for the purpose of assisting the board in identifying and analyzing potential mergers or acquisitions for the Company. Our mergers and acquisitions committee consists of Charles A. Ross, Jr., C. Stephen Cochennet, and Larry Sinks. Mr. Sinks serves as the chairman of the committee.

Nominating and Corporate Governance Committee

Our board of directors has established the nominating and corporate governance committee for the purpose of assisting the board in identifying qualified individuals to become board members, in determining the composition of the board and in monitoring the process to assess board effectiveness. Our nominating committee consists of C. Stephen Cochennet, Michael Dean Smith and Larry Sinks. Michael Dean Smith serves as the chairman of the committee.

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

In June 2016, Mr. Ross was appointed as Chief Executive Officer and became Executive Chairman of the board of directors. Under our current Board leadership structure, the Chief Executive Officer is responsible for the day-to-day leadership and performance of the Company. Mr. Grau, our President and Interim Principal Accounting Officer, focuses on the allocation of resources and the financial reporting and operational and internal controls necessary to provide accurate and timely financials for which the Audit Committee, chaired by Mr. Cochennet, has oversight over.

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

Board Diversity Matrix (As of December 31, 2023)

Total Number of Directors	5
	Female	Male		Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	5		-	-
Part II: Demographic Background
African American or Black	-	-		-	-
Alaskan Native or Native American	-	-		-	-
Asian	-	-		-	-
Hispanic or Latinx	-	-		-	-
Native Hawaiian or Pacific Islander	-	1		-	-
White	-	5		-	-
Two or More Ethnicities	-	1		-	-
LGBTQ+			-
Did Not Disclose Demographic Background			-

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

Director Nominations

As of December 31, 2023, we did not make any material changes to the procedures by which our stockholders may recommend nominees to our Board. In January of 2024, the Company and its stockholders approved the election and continuation of the then current board members until the next annual stockholders meeting. In April of 2023, Mr. Yonika resigned as a member of the board of directors and its committees. In May of 2023, this vacancy on the board of directors was filled by the appointment of C. Stephen Cochennet as a member of the Board and its committees. In November of 2023, Mr. Grau resigned as a member of the board of directors and this vacancy was filled by the appointment of Larry Sinks as a member of the Board and its committees.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board of directors or the compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

During 2022 and 2023, the compensation committee of the board of directors was solely responsible for establishing and administering our executive and director compensation plans.

Executive Compensation

The following table sets forth the compensation we paid to our current executive officer(s) during the fiscal years ended December 31, 2023 and 2022, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary	Bonus	Stock Awards		All Other Compensation	Total
principal position	Year	($)	($)	($)		($)	($)
(a)	(b)	(c)	(d)	(e)		(i)	(j)
Charles A. Ross, Jr. (1)	2023	228,667	90,000	8,765,097	(2)	-	9,117,597
Chief Executive Officer	2022	200,000	481,400	20,766	(3)	-	702,166

Doug E. Grau(4)	2023	124,456	60,000	8,760,898	(5)	-	8,998,398
President	2022	120,000	293,381	11,182	(6)	-	424,563

Corey Lambrecht(7)	2023	10,000	-	4,612,500	(8)	-	4,622,500
Chief Operating Officer	2022	-	-	-		-	-

(1)	On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Ross, with a base annual salary of $180,000. In 2023 the employment agreement was amended to extend the termination date to December 31, 2026 and increase Mr. Ross’ salary to $325,000 per year.
(2)	Deemed value of 40,634 shares of common stock authorized for issuance on December 30, 2023 pursuant to the LTIP. In addition, deemed value of the Equity Awards materially modified during the fiscal year Ending December 31, 2023 of previously issued 50,000 shares of Series A preferred stock; the Series A preferred stock had its rights modified on October 31, 2023 allowing for the conversion into 25,000,000 common stock equivalent shares. We initially have recognized $8,752,500 as a charge due to the modification of the share-award grant on October 31, 2023 (the modification date). We valued the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for our publicly traded stock at the time of modification of the terms of the Series A preferred stock for Mr. Ross’s shares was $0.3501. We believe that Mr. Ross will have performed all of the necessary performance measures of his employment, thereby placing none of the Series A preferred stock and its common stock equivalents at risk of forfeiture.
(3)	Deemed value of 4,154 shares of common stock authorized for issuance on December 27, 2022 pursuant to the LTIP. The shares of common stock were issued on September 19, 2023, of the 4,154 shares of common stock Mr. Ross gifted 200 shares to a family member. The Company recorded $3,240 in compensation expense for the share award (which includes the 200 shares) as fair value of the common stock on the date of issuance was $0.78 per share.
(4)	On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Grau, with a base annual salary of $120,000. In 2023 the employment agreement was amended to extend the termination date to December 31, 2026 and increase Mr. Grau’s salary to $265,000 per year.
(5)	Deemed value of 27,089 shares of common stock authorized for issuance on December 30, 2023 pursuant to the LTIP. In addition, deemed value of the Equity Awards materially modified during the fiscal year Ending December 31, 2023 of previously issued 50,000 shares of Series A preferred stock; the Series A preferred stock had its rights modified on October 31, 2023 allowing for the conversion into 25,000,000 common stock equivalent shares. We initially have recognized $8,752,500 as a charge due to the modification of the share-award grant on October 31, 2023 (the modification date). We valued the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for our publicly traded stock at the time of modification of the terms of the Series A preferred stock for Mr. Grau’s shares was $0.3501. We believe that Mr. Grau will have performed all of the necessary performance measures of his employment, thereby placing none of the Series A preferred stock and its common stock equivalents at risk of forfeiture.
(6)	Deemed value of 2,236 shares of common stock authorized for issuance on December 27, 2022 pursuant to the LTIP. The shares of common stock were issued on September 19, 2023. The Company recorded $1,744 in compensation expense for the share award as fair value of the common stock on the date of issuance was $0.78 per share.
(7)	On November 20, 2023, the Company entered into a three-year employment agreement with Mr. Lambrecht, with an annual base salary of $260,000. Prior to becoming an executive officer, Mr. Lambrecht served as the Company’s lead independent director and was compensated as set forth below under Director Compensation.
(8)	Deemed value of the 25,000 shares of Series A preferred stock convertible into 12,500,000 common stock equivalent shares issued to Mr. Lambrecht on November 20, 2023. We initially recognized $4,612,500 as a charge for the share-award grant. We valued the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for our publicly traded stock at the time of grant for Mr. Lambrecht’s shares was $0.369. We believe that Mr. Lambrecht will have performed all of the necessary performance measures of his employment, thereby placing none of the Series A preferred stock and its common stock equivalents at risk of forfeiture.

Employment Agreements

Effective January 1, 2021, the Company entered into employment agreements with Charles A. Ross, Jr., its Chief Executive Officer, and Doug E. Grau, its President. These agreements were amended in April of 2021 and November of 2023. On November 20, 2023, the Company entered into an employment agreement with Corey Lambrecht, its Chief Operating Officer.

Charles A. Ross, Jr. Employment Agreement and Amendments

In general, Mr. Ross’ employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The term of Mr. Ross’ employment agreement, as amended, runs from January 1, 2021 until December 31, 2026.

Mr. Ross’ employment agreement provides for an initial annual base salary of $180,000, which may be adjusted by the Board of the Company. As of the date of this Annual Report Mr. Ross’ annual base salary is $325,000.

In addition, Mr. Ross is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Company’s Board.

Further, the Company granted and issued Mr. Ross 50,000 shares of Series A - Super Voting Convertible preferred stock. Pursuant to the amendment to his employment agreement, the Company issued 50,000 shares of common stock to Mr. Ross and the amendment established a vesting schedule. Typically, a 20/20/20/20/20 vesting of the shares beginning on January 1, 2024 and ending on January 1, 2028.

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

In the event of a termination of Mr. Ross’ employment with the Company by reason of change in control (as defined in the employment agreement), Mr. Ross, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to twelve (12) months’ Salary plus 100% of his prior year’s Bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Ross’ employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.2 to the Form 8-K filed on March 2, 2021. A copy of the first amendment to Mr. Ross’ employment agreement was attached as Exhibit 10.42 to the Form 10-K filed on May 17, 2021. A copy of the second amendment to Mr. Ross’ employment agreement was attached as Exhibit 10.3 to the Form 8-K filed on November 24, 2023.

Doug E. Grau Employment Agreement and Amendments

In general, Mr. Grau’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The term of Mr. Grau’s employment agreement, as amended, runs from January 1, 2021 until December 31, 2026.

Mr. Grau’s employment agreement provides for an initial annual base salary of $120,000, which may be adjusted by the Board of the Company. As of the date of this Annual Report Mr. Grau’s annual base salary is $265,000.

In addition, Mr. Grau is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of the Company’s Board.

Further, the Company granted and issued Mr. Grau 50,000 shares of Series A - Super Voting Convertible preferred stock. Pursuant to the amendment to his employment agreement, the Company previously issued 50,000 shares of common stock to Mr. Grau and the amendment established a vesting schedule. Typically, a 20/20/20/20/20 vesting of the shares beginning on January 1, 2024 and ending on January 1, 2028.

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

In the event of a termination of Mr. Grau’s employment with the Company by reason of change in control (as defined in the employment agreement), Mr. Grau, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to twelve (12) months’ Salary plus 100% of his prior year’s Bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Grau’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.2 to the Form 8-K filed on March 2, 2021. A copy of the first amendment to Mr. Grau’s employment agreement was attached as Exhibit 10.43 to the Form 10-K filed on May 17, 2021. A copy of the second amendment to Mr. Grau’s employment agreement was attached as Exhibit 10.4 to the Form 8-K filed on November 24, 2023.

Corey Lambrecht Employment Agreement

In general, Mr. Lambrecht’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The original term of Mr. Lambrecht’s employment agreement runs from November 20, 2023 until December 31, 2026. Mr. Lambrecht’s employment agreement provides for an initial annual base salary of $260,000, which may be adjusted by the board of directors of the Company. In addition, Mr. Lambrecht is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of our board of directors.

Further, we granted and issued Mr. Lambrecht 25,000 shares of Series A - Super Voting Convertible Preferred Stock. Conversion of the Series A – Super Voting Convertible Preferred Stock shall vest as follows: Twenty-five percent (25%) shall vest immediately and be convertible into shares of common stock, the remainder shall vest (25/25/25) and shall be convertible into shares of common stock equally on January 1, 2024, January 1, 2025 and January 1, 2026.

In the event of a termination of employment with the Company by the Company without “cause” or by Mr. Lambrecht for “Good Reason” (as defined in the employment agreement), Mr. Lambrecht would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to 12-months base salary; and (iii) immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

In the event of a termination of employment with the Company by the Company for “cause” (as defined in the employment agreement), by reason of incapacity, disability or death, Mr. Lambrecht, or his estate, would receive a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment, disability or death.

In the event of a termination of Mr. Lambrecht’ employment with the Company by reason of change in control (as defined in the employment agreement), Mr. Lambrecht, would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to twelve (12) months’ Salary plus 100% of his prior year’s Bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

The above description of Mr. Lambrecht’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.2 to the Form 8-K filed on November 24, 2023.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended December 31, 2023 and December 31, 2022.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2023.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. On January 1, 2021 we entered into employment agreements with Charles A. Ross, Jr. and Doug E. Grau. On November 20, 2023 we entered into an employment agreement with Corey Lambrecht. These agreements provide for certain payments to be made in the event of a termination of their employment agreements by reason of change in control (as defined in the employment agreements). Each of them would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment (not applicable to Smith as he receives no salary); (ii) a lump sum payment equal to twelve (12) months’ salary plus 100% of his or her prior year’s bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares). The following changes were made to these agreements for the year ended December 31, 2023, Mr. Ross and Mr. Grau entered into second amendments to their agreements effectively extending the termination date of the employment agreements for each.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement.

Compensation of Directors

In March of 2022, our Board adopted compensation specific to and for non-employee directors. Non-employee directors are entitled to receive compensation of $60,000 per year for their service. In 2022 such compensation was paid in restricted shares of the Company’s Common Stock at a price determined by the average monthly closing price for each month in service. In 2023 the Company’s Compensation Committee agreed to review how the board would be compensated for their service and has yet to make a final determination. Board members are also paid nominal cash fees and reimbursement of costs for director and committee meetings.

On September 20, 2023, the Company issued 24,129 shares of common stock pursuant to the Company’s board compensation plan for its independent directors for the first two quarters of 2023. The shares were valued at $18,096.75 with a per share value of $0.75 which was the Company’s common stock closing market price on the grant date as well as the issuance date. The Company recognized approximately $228,000 in gain on settlement of debt through the issuance of 24,129 shares of common stock to its independent directors on this date. Shares were issued to Messrs. Lambrecht, Smith, and Yonika to settle all amounts due to them under the stock compensation portion of the independent director’s plan through June 30, 2023.

See Transactions with Related Parties for the complete detail of the independent director’s compensation and issuance of shares. The tax value attributed to the shares of common stock issued was significantly less than the deemed value that the Company reported for each period. Due to the declining market value of the Company’s common stock and the closing price on the date the shares were issued, as stated above, the Company recognized a gain associated with settling the independent directors’ services with equity.

The following table sets forth summary compensation information for the year ended December 31, 2023 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
Corey Lambrecht(1)	$114,000	$-	$-	$53,096	(2)	$167,096

Michael Dean Smith	$-	$-	$-	$60,000	(2)	$60,000

Ken Yonika(3)	$-	$-	$-	$15,288	(2)	$15,288

C. Stephen Cochennet(4)	$-	$-	$-	$38,795	(2)	$38,795

Larry Sinks(5)	$15,632	$-	$-	$6,740	(2)	$22,372

(1)	Mr. Lambrecht served as our lead independent director through November 20, 2023, at which time he was appointed as our chief operating officer. Mr. Lambrecht remains a non-independent director.
(2)	For the year ended December 31, 2023, our non-employee directors were eligible for the payment of $60,000 per year as a non-employee director fee for their services. The amount shown above is an accrual (pro-rata) for 2023 directors fees. The board is determining how and when director fees will be paid for fiscal 2023.
(3)	Effective April 4, 2023, Mr. Yonika resigned from the board and its committees.
(4)	Mr. Cochennet joined the board of directors on May 9, 2023, replacing Mr. Yonika upon his resignation.
(5)	Mr. Sinks joined the board of directors on November 20, 2023, replacing Mr. Grau upon his resignation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

On January 1, 2021, our board of directors approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain common stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of restricted shares or options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2022, up to 6,391 shares of common stock were available for participants under the LTIP. For fiscal year 2023, up to 67,723 shares of common stock were available for participants under the LTIP. For fiscal year 2024, up to 587,992 shares of common stock are available for participants under the LTIP. The number of shares of common stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. In December of 2022, we authorized the grant and issuance of all 6,391 shares of common stock under the LTIP to our executive management team. Further, in December of 2023, we authorized the grant and issuance of all 67,723 shares of common stock under the LTIP to our executive management team.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this Annual Report or exercisable within the next 60 days thereafter, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Common Stock Outstanding(2)
Officers and Directors
Charles A. Ross, Jr., Chief Executive Officer, Chairman, principal executive officer, secretary, treasurer(3)	5,051,716	46.43%

Doug E. Grau, President, Interim Chief Financial Officer, principal financial officer and principal accounting officer(3)	5,035,276	46.28%

Corey Lambrecht, Chief Operating Officer and director(4)	6,258,632	51.60%

Michael Dean Smith, director	8,132	0.14%

C. Stephen Cochennet, director	2,203	0.04%

Larry Sinks, director	-	0.00%

Directors and executive officers as a group (6 Persons)	16,355,959	73.91%

* Less than 0.01%

(1)	Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 909 18th Avenue South, Suite A, Nashville, Tennessee 37212.
(2)	Percentage is based upon 5,879,920 shares of common stock issued and outstanding as of the date of this Annual Report plus the beneficial ownership held by the respective shareholder at the time and figures are rounded to the nearest hundredth of a percent.
(3)	Includes 10,000 shares of Series A Preferred Stock, which is currently convertible into 5,000,000 shares of common stock at the option of the holder. Does not include the additional 40,000 shares of Series A Preferred stock, which are convertible and vest, equally each year beginning on January 1, 2025 and for an additional three years (10,000, 10,000, 10,000 and 10,000, respectively), into shares of common stock at a rate of 500 to 1. Further, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote. Does not included the LTIP shares authorized for grant at December 30, 2023, as the shares are at the discretion of the board of directors, not the holder.
(4)	Includes 12,500 shares of Series A Preferred Stock, which are currently convertible into 6,250,000 shares of common stock at the option of the holder. Does not include the additional 12,500 shares of Series A Preferred stock, which are convertible and vest, equally each year beginning on January 1, 2025 and for one additional year thereafter (6,250 and 6,250, respectively), into shares of common stock at a rate of 500 to 1. Further, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote.

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

Super Majority Voting Powers Attributable to Preferred Stock

As of the date of this Annual Report, the Company had 5,879,920 shares of common stock issued and outstanding and entitled to vote, which for voting purposes are entitled to one vote per share. If a vote was taken today, the following stockholders (which consist of Messrs. Ross, Lambrecht and Grau) owning a total of 95,624 shares of common stock and 125,000 shares of Series A Preferred, whereby each share of Series A Preferred is entitled to cast one thousand (1,000) votes for each share held on all matters presented to the stockholders of the Company for a stockholder vote, thereby allowing such common stock and Series A Preferred to cast votes totaling 125,095,624 shares of common stock, delivering an executed written consent authorizing the actions being set forth to the vote. The consenting stockholders’ names, affiliation with the Company and holdings are as follows:

Name	Affiliation	Number of Voting Shares		% of Total Voting Shares(4)
Charles A. Ross, Jr.	Director, Chief Executive Officer, Treasurer	50,051,716	(1)	38.24%
Doug Grau	President	50,035,276	(2)	38.22%
Corey Lambrecht	Director, Chief Operating Officer	25,008,632	(3)	19.11%
Total		125,095,624		95.57%

(1)	Includes 50,000 shares of Series A Preferred with an equivalent of 50,000,000 shares of common stock voting power and 51,716 shares of common stock beneficially owned by Mr. Ross.
(2)	Includes 50,000 shares of Series A Preferred with an equivalent of 50,000,000 shares of common stock voting power and 35,276 shares of common stock beneficially owned by Mr. Grau.
(3)	Includes 25,000 shares of Series A Preferred with an equivalent of 25,000,000 shares of common stock voting power and 8,632 shares of common stock beneficially owned by Mr. Lambrecht.
(4)	Percentage is based upon 5,879,920 shares of common stock authorized and outstanding and adjusted by the 125,000,000 votes attributable to the Series A Preferred, for a total of 130,947,643 total voting shares. Figures are rounded to the nearest hundredth of a percent.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2023 in which:

●	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($158,960); and
●	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which the amount involved exceeded or will exceed $77,760, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We describe below certain other transactions with our directors, executive officers and stockholders.

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer and a director. On March 24, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Ross received 26,813 shares of common stock. On April 9, 2021, the Company entered into an amendment to the employment agreement with Charles A. Ross, Jr. and authorized the issuance of 50,000 shares of common stock to Mr. Ross. On August 3, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Ross received 9,416 shares of common stock. On December 27, 2022, pursuant to the Company’s Long-Term Incentive Plan, Mr. Ross was awarded 4,153 shares of common stock; however, such shares have not been issued as of the date of this Annual Report.

Doug Grau is the Company’s President. On March 24, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Grau received 26,813 shares of common stock. On April 9, 2021, the Company entered into an amendment to the employment agreement with Doug Grau and authorized the issuance of 50,000 shares of common stock to Mr. Grau. On August 3, 2021, pursuant to the Company’s Long-Term Incentive Plan, Mr. Grau received 9,416 shares of common stock. On December 27, 2022, pursuant to the Company’s Long-Term Incentive Plan, Mr. Grau was awarded 2,237 shares of common stock; however, such shares have not been issued as of the date of this Annual Report.

Corey Lambrecht was an independent director of the Company’s board of directors through November 20, 2023. On March 24, 2021, the Company authorized 250 shares of common stock to Mr. Lambrecht for services. On July 1, 2023, the Company authorized 8,132 shares of common stock to Mr. Lambrecht for his services as a non-employee or independent director of the Board as full payment for his services from February 8, 2022 through June 30, 2023. The Company accrued board compensation due and owing to Mr. Lambrecht from July 1, 2023 through November 20, 2023 of approximately $23,333 which shall be settled in shares of the Company’s common stock based on the formula for non-employee directors of Board.

Michael Dean Smith was an independent director of the Company’s board of directors. On July 1, 2023, the Company authorized 8,132 shares of common stock to Mr. Smith for his services as a non-employee or independent director of the Board as full payment for his services from February 8, 2022 through June 30, 2023. The Company accrued board compensation due and owing to Mr. Smith from July 1, 2023 through December 31, 2023 of approximately $30,000 which shall be settled in shares of the Company’s common stock based on the formula for non-employee directors of Board.

C. Stephen Cochennet was an independent director of the Company’s board of directors. On July 1, 2023, the Company authorized 2,203 shares of common stock to Mr. Cochennet for his services as a non-employee or independent director of the Board as full payment for his services from May 9, 2023 through June 30, 2023. The Company accrued board compensation due and owing to Mr. Cochennet from July 1, 2023 through December 31, 2023 of approximately $30,000 which shall be settled in shares of the Company’s common stock based on the formula for non-employee directors of Board.

Ken Yonika was a former independent director of the Company’s board of directors. On July 1, 2023, the Company authorized 5,662 shares of common stock to Mr. Yonika for his services as a non-employee or independent director of the Board as full payment for his services from February 8, 2022 through April 4, 2023.

On September 20, 2023 the Company issued 24,129 shares of common stock pursuant to the Company’s board compensation plan. The shares were valued at $18,096.75 with a per share value of $0.75 which was the Company’s common stock closing market price on the grant date and the date of issuance. The Company recognized approximately $228,000 in gain on the settlement of a financial obligation through the issuance of common stock on this date. The Company’s non-employee directors plan provides for the accrual of independent board fees with the compensatory factor to be settled in the average price of the Company’s common stock for the month of service. Relatively speaking the Company was not able to book the gain on settlement from the decreasing stock price until the shares were issued as it was uncertain that the share price of the Company’s common stock would not increase until the actual issuance date.

The Company leases multiple facilities from Utah–Tennessee Holding Company, LLC and Champion Holdings, LLC, two companies owned by former Champion Entities founder and Chief Executive Officer Mr. Crosby. The Company believes these facilities are adequate for its needs at this time and are priced at or below market rate.

During November 2023 the Company amended the terms of its Series A preferred stock to reflect the conversion at the right of the holder into common stock of the Company.

As of the January 1, 2024 Messrs. Ross and Grau each have vested ownership in 10,000 shares of Series A Preferred Stock, which are currently convertible into 5,000,000 shares of common stock at the option of the respective holder. This does not include for each, Messrs. Ross and Grau, an additional 40,000 shares of Series A Preferred stock, which are convertible, equally each year starting on January 1, 2025 and for an additional three years, into shares of common stock at a rate of 500 to 1. Furthermore, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote until such shares are converted into common stock of the Company. As of December 31, 2023 the Company has not determined the compensatory value associated with the shares of the Series A Preferred Stock. Prior to November 20, 2023 the Series A Preferred Stock was not afforded the conversion feature and was not exercisable until the 1st of January 2024 for both Messrs. Ross and Grau. Prior to this date for Messrs. Ross and Grau the Series A Preferred Stock was not convertible into common stock and only enjoyed the super voting rights or provision available to it. Upon conversion into common stock of the Company by the holder the Company will be required to record equity compensation to holder under ASC 718 as to the fair value of the shares received at that time under the conversion. The Company for purposes of its financial statements is required to disclose the fair value of the shares that were beneficially owned at the end of each reporting period based on its intrinsic value. That value will change from reporting period to reporting period based on the publicly traded value of the Company’s common stock on such date. Based on the closing price of the Company’s common stock as of January 2, 2024 this would approximate $1,525,000 each in additional compensation for Messrs. Ross and Grau, respectively and would be subject to adjustment based on the closing price of the Company’s common stock on March 31, 2024.

As of the January 1, 2024 Mr. Lambrecht has vested ownership in 12,500 shares of Series A Preferred Stock, which are currently convertible into 6,250,000 shares of common stock at the option of Mr. Lambrecht. This does not include for Mr. Lambrecht an additional 37,500 shares of Series A Preferred stock, which are convertible, equally every year starting on January 1, 2025 and for two additional years, into shares of common stock at a rate of 500 to 1. Furthermore, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote until such shares are converted into common stock of the Company. As of December 31, 2023 the Company has not determined the compensatory value associated with the shares of the Series A Preferred Stock. Prior to November 20, 2023 the Series A Preferred Stock was not afforded the conversion. Prior to this date the Series A Preferred Stock was not convertible into common stock and only had the super voting rights or provision available to it. Upon conversion into common stock of the Company by the holder the Company will be required to record equity compensation to holder under ASC 718 as to the fair value of the shares received at that time. The Company for purposes of its financial statements is required to disclose the fair value of the shares that were beneficially owned at the end of each reporting period based on its intrinsic value. That value will change from reporting period to reporting period based on the publicly traded value of the Company’s common stock on such date. Based on the closing price of the Company’s common stock as of December 31, 2023 (with respect to the 6,250 shares of Series A Preferred Stock vested on November 20, 2023) this would approximate $968,750 in additional compensation to Mr. Lambrecht on December 31, 2023. Based on the closing price of the Company’s common stock as of January 2, 2024 (with respect to the 6,250 shares of Series A Preferred Stock vested on January 1, 2024) this would approximate $953,125 in additional compensation to Mr. Lambrecht and would be subject to adjustment based on the closing price of the Company’s common stock on March 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by BF Borgers CPA, a professional corporation (“BF Borgers”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2023 and December 31, 2022 and fees billed for other services rendered by BF Borgers during those periods. All services reflected in the following fee table for 2023 and 2022 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2023	December 31, 2022
Audit fees (1)	$445,500	$136,600
Audit-related fees	-	-
Tax fees	-	-
All other fees(2)	-	219,000
Total Fees	$445,500	$355,600

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal year ended December 31, 2023 and December 31, 2022.
(2)	Comfort letter and consent to use audited financial statements in additional filings related to underwritten public offering. Approximately $150,000 was paid to Champion’s independent PCAOB registered accounting firm to conduct Champion’s most recent two fiscal years of audit and interim review reports which was required for the acquisition of Champion. These fees were paid by the Company and the PCAOB registered accounting firm was BF Borgers.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Financial Statement Schedules

None.

(c)	Exhibits Index

2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 9, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4#	Description of Securities
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4. 2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.8	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.9	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.10	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.11	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.12	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K ,filed on November 6, 2023)
4.13	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.14	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)

10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)
10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22#	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024
10.23#	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024
10.24#	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
14.2#	Whistleblower Policy
21.1#	List of Subsidiaries
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#**	Certification of Interim Principal Accounting Officer and Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: April 12, 2024	By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Charles A. Ross, Jr.	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	April 12, 2024
Charles A. Ross, Jr.

/s/ Doug E. Grau	President (Interim Principal Accounting Officer)	April 12, 2024
Doug E. Grau

/s/ Corey Lambrecht	Chief Operating Officer and Director	April 12, 2024
Corey Lambrecht

/s/ C. Stephen Cochennet	Director	April 12, 2024
C. Stephen Cochennet

/s/ Michael Dean Smith	Director	April 12, 2024
Michael Dean Smith

/s/ Larry Sinks	Director	April 12, 2024
Larry Sinks

