Form 10-Q
period 2024-03-31
AMERICAN REBEL HOLDINGS INC
filed 2024-06-14
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___ to ___

Commission file number 001-41267

AMERICAN REBEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-3892903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5115 Maryland Way, Suite 303 Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 267-3235

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AREB	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	AREBW	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2024, was 5,947,643 shares, which includes 67,723 shares of common stock authorized but unissued as of this date.

AMERICAN REBEL HOLDINGS, INC.

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
		(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$674,893	$1,147,696
Accounts receivable	2,967,435	2,816,541
Prepaid expense	208,405	190,933
Inventory	6,510,731	5,787,993
Inventory deposits	315,084	315,083
Total Current Assets	10,676,548	10,258,246

Property and Equipment, net	335,108	360,495

OTHER ASSETS:
Lease deposits and other	82,832	83,400
Right-of-use lease assets	1,618,449	1,946,567
Goodwill	2,000,000	2,000,000
Total Other Assets	3,701,281	4,029,967

TOTAL ASSETS	$14,712,937	$14,648,708

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$2,459,045	$1,978,768
Accrued expenses	316,201	271,076
Loan – Officer – related party	396,507	45,332
Loans – Working capital	2,675,750	1,954,214
Line of credit	1,818,441	1,456,929
Right-of-use lease liabilities, current	785,672	1,039,081
Total Current Liabilities	8,451,616	6,745,400

Right-of-use lease liabilities, long-term	832,777	907,486

TOTAL LIABILITIES	9,284,393	7,652,886

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 200,000, and 200,000 issued and outstanding, respectively at March 31, 2024 and December 31, 2023
Series A Preferred Shares	125	125
Series B Preferred Shares	75	75

Common Stock, $0.001 par value; 600,000,000 shares authorized; 22,129,920 and 9,004,920 issued and outstanding, respectively at March 31, 2024 and December 31, 2023	22,130	9,005
Additional paid in capital	53,321,086	52,200,211
Accumulated deficit	(47,914,872)	(45,213,594)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,428,544	6,995,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,712,937	$14,648,708

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Revenue	$4,043,837	$4,402,099
Cost of goods sold	3,202,514	2,791,326
Gross margin	841,323	1,610,773

Expenses:
Consulting/payroll and other costs	551,913	856,326
Compensation expense – officers – related party	212,500	88,273
Compensation expense – officers – deferred comp – related party	1,134,000	-
Rental expense, warehousing, outlet expense	151,666	226,660
Product development costs	98,629	16,495
Marketing and brand development costs	265,055	252,725
Administrative and other	680,514	361,149
Depreciation and amortization expense	24,315	29,090
	3,118,592	1,830,718
Operating income (loss)	(2,277,269)	(219,945)

Other Income (Expense)
Interest expense, net	(423,859)	(7,110)
Interest income	512	-
Gain/(loss) on sale of equipment	(662)	-
	(424,009)	(7,110)

Net income (loss) before income tax provision	(2,701,278)	(227,055)
Provision for income tax	-	-
Net income (loss)	$(2,701,278)	$(227,055)
Basic and diluted income (loss) per share	$(0.12)	$(0.34)
Weighted average common shares outstanding - basic and diluted	22,129,200	677,200

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2021 (audited)	677,221	$677	$175	$45,465,077	$(34,112,810)	$(11,353,119)

Net loss for the three months ending March 31, 2023	-	-	-	-	(227,055)	(227,055)

Balance – March 31, 2023	677,221	$677	$175	$45,465,077	$(34,339,865)	$11,126,064

Balance – December 31, 2023 (audited)	9,004,920	$9,005	$200	$52,200,211	$(45,213,594)	$6,995,822

Vested shares reserved for through deferred compensation plan – one (1) related party	3,125,000	3,125	-	(3,125)	-	-
Vested shares reserved for through deferred compensation plan – two (2) related parties	10,000,000	10,000	-	(10,000)	-	-
Compensation component of vested and non-vested common stock equivalents attributable to Series A preferred stock – three (3) related parties	-	-	-	1,134,000	-	1,134,000
Net loss for the three months ending March 31, 2024	-	-	-	-	(2,701,278)	(2,701,278)

Balance – March 31, 2024	22,129,920	$22,130	$200	$53,321,086	$(47,914,872)	$5,428,544

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,701,278)	$(227,055)
Depreciation and amortization	24,315	29,090
Loss on sale of equipment	662	-
Recognition of deferred compensation attributable to convertibility of Series A preferred stock issued to three (3) related parties	1,134,000	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	(150,894)	(728,861)
Prepaid expenses	(17,304)	37,156
Inventory, deposits and other	(722,738)	(708,196)
Accounts payable	480,276	(92,713)
Accrued expenses	45,125	-
Net Cash (Used in) Operating Activities	(1,907,836)	(1,690,579)

CASH FLOW FROM INVESTING ACTIVITIES:
Disposition/(purchase) of fixed assets, net	410	-
Net Cash Provided by Investing Activities	410	-

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	1,700,000
Proceeds from line of credit, net	361,512	-
Proceeds from loans – officer - related party, net	351,575	101,000
Proceeds from working capital loans	1,600,000	-
Principal payments on working capital loans	(803,464)	(1,197)
Principal payment on loans – nonrelated parties	(75,000)	-
Net Cash Provided by Financing Activities	1,434,623	1,799,803

CHANGE IN CASH	(472,803)	109,224

CASH AT BEGINNING OF PERIOD	1,147,696	356,754

CASH AT END OF PERIOD	$674,893	$465,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$134,573	$25,434
Income taxes	$-	$-

Non-cash investing and financing activities:
Notes payable principal increase from assessed interest obligations	$165,000	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Nature of Operations

The Company develops and sells branded products in the self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.) the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). We established American Rebel Beverages, LLC as a wholly-owned subsidiary to hold our licenses with respect to the beer business. American Rebel Beer plans to launch regionally in 2024.

To varying degrees, the development of geopolitical conflicts, supply chain disruptions and government actions to slow rapid inflation in recent years have produced varying effects on our business. The economic effects from these events over the long term cannot be reasonably estimated at this time. Accordingly, estimates used in the preparation of our financial statements, including those associated with the evaluation of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us (through accounts receivable) and the estimations of certain losses assumed under warranty and other liability contracts, may be subject to significant adjustments in future periods.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2023, and notes thereto contained, filed on April 12, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, and the Champion Entities. All significant intercompany accounts and transactions have been eliminated.

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer. Accounts receivable totaled $2,967,435, $2,816,541 and $1,613,489 as of March 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The carrying amount of accounts receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was not material as of March 31, 2024, and December 31, 2023.

Advertising Costs

Advertising costs are expensed as incurred; Marketing costs which we consider to be advertising costs incurred were $265,055 and $252,725 for the three-month periods ended March 31, 2024, and 2023, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024, and December 31, 2023, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Fair value is defined as the exchange value that would be received on the measurement date to sell an asset or to value the amount paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants. The three levels of the fair value hierarchy are as follows:

Level 1: Inputs are unadjusted quoted market prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 1 inputs provide the most reliable measure of fair value as of the measurement date.

Level 2: Inputs are based on significant observable inputs, including unadjusted quoted market prices for similar assets and liabilities in active markets, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Inputs are significant unobservable inputs for the asset or liability.

The level of the fair value hierarchy within which the fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Earnings per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the three months ended March 31, 2024, and March 31, 2023, net loss per share was $(0.12) and $(0.34), respectively.

Fully diluted shares outstanding is the total number of shares that the Company would theoretically have if all dilutive securities were exercised and converted into shares. Dilutive securities include options, warrants, convertible debt, preferred stock and anything else that can be converted into shares. Potential dilutive shares consist of the incremental common shares issuable upon the exercise of dilutive securities, calculated using the treasury stock method. The calculation of dilutive shares outstanding excludes out-of-the-money options (i.e., such options’ exercise prices were greater than the average market price of our common shares for the period) because their inclusion would have been antidilutive. Out-of-the-money stock options totaled none as of March 31, 2024 and December 31, 2023, respectively. All other dilutive securities are listed below.

The following table illustrates the total number of common shares that would be converted from common stock equivalents issued and outstanding at the end of each period presented; as of March 31, 2024 and as of March 31, 2023, respectively.

	March 31, 2024	March 31, 2023
	(unaudited)	(unaudited)
Shares used in computation of basic earnings per share for the periods ended	22,129,200	677,200
Total dilutive effect of outstanding stock awards or common stock equivalents	51,679,600	1,062,760
Shares used in computation of fully diluted earnings per share for the periods ended March 31, 2024 and March 31, 2023, respectively	73,808,800	1,739,960

Net income (loss)	$(2,701,278)	$(227,055)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2024, and December 31, 2023, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company classifies tax-related penalties and net interest as income tax expense. For the three-month periods ended March 31, 2024, and 2023, respectively, no income tax benefit has been recorded due to the recognition of a full valuation allowance.

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

Warranties

The Company’s safe manufacturing business estimates its exposure to warranty claims based on both current and historical (with respect to the Champion Entities) product sales data and warranty costs (actual) incurred. The Company assesses the adequacy of its recorded warranty liability each quarter and adjusts the amount as necessary. Warranty liability is included in our accrued expense accounts in the accompanying condensed consolidated balance sheets. We estimate that the warranty liability is nominal or negligible based on the superior quality of products and our excellent customer relationships. Warranty liability recorded as of March 31, 2024 and December 31, 2023 was less than $100,000.

Right of Use Assets and Lease Liabilities

ASC 842, Leases requires lessees to recognize almost all leases on the balance sheet as a Right-of-use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

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

Recent Pronouncements

The Company evaluated recent accounting pronouncements through March 31, 2024, and believes that none have a material effect on the Company’s financial statements.

Concentration Risks

Prior to the closing of the Champion Entities in 2022, the Company purchased a substantial portion (over 20%) of its inventory from two third-party vendors. With the closing of the Champion Entities, the Company no longer purchases a substantial portion (over 20%) of its inventory from these third-party vendors. As of March 31, 2024 and December 31, 2023, the net amount due to these third-party vendors (accounts payable and accrued expense) was $0.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the three months ended March 31, 2024, and 2023 of ($2,701,278) and ($227,055), respectively. The Company’s accumulated deficit was ($47,914,872) as of March 31, 2024, and ($45,213,594) as of December 31, 2023. The Company’s working capital was $3,010,604 as of March 31, 2024, compared to $4,551,927 as of December 31, 2023.

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

NOTE 3 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Inventory – Finished Goods and Work in Progress	$4,521,193	$4,017,381
Inventory – Raw Materials	1,989,538	1,770,612
Total Inventory	$6,510,731	$5,787,993

The Company accounts for excess or obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

Included in inventory – finished goods are approximately $240,000 in finished products related to our American Rebel branded beer lager. This inventory is immediately available to the consumer and for distribution.

When inventory is physically disposed of, we account for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. Our valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. There were no material write-offs or inventory reserves during the three months ended March 31, 2024 and 2023.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Plant, property and equipment	$354,885	$353,885
Vehicles	418,553	435,153
	773,438	789,038
Less: Accumulated depreciation	(438,330)	(428,543)
Net property and equipment	$335,108	$360,495

For the three-month periods ended March 31, 2024 and 2023 we recognized $24,315 and $29,090 in depreciation expense, respectively. We depreciate these assets over a period of 5 – 7 years, which has been deemed their useful life.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $81,250 and $60,000 plus stock awards (granted and issued) of $0 and $0, respectively for the three months ended March 31, 2024 and 2023. Doug E. Grau serves as the Company’s President and Interim Principal Accounting Officer. Compensation for Mr. Grau was $66,250 and $30,000 plus stock awards (granted and issued) of $0 and $0, respectively for the three months ended March 31, 2024 and 2023.

Both Messrs. Ross and Grau serve as the Company’s Chief Executive Officer and President, respectively. Compensation for both, Messrs. Ross and Grau, includes a base salary and a bonus based upon certain performance measures approved by the board of directors. Three of our officers lent the Company approximately $396,507, net of repayments during the three months ended March 31, 2024, the loans are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding and usually receives repayment a few months later, pending working capital needs.

Corey Lambrecht serves as the Company’s Chief Operating Officer. Mr. Lambrecht and the Company entered into an employment agreement on November 20, 2023. Mr. Lambrecht’s employment agreement provides for an initial annual base salary of $260,000, which may be adjusted by the board of directors of the Company. Mr. Lambrecht at this time ceased being an independent director of the Company. Mr. Lambrecht received approximately $65,000 for his services as an officer of the Company for the three months ended March 31, 20243, and $25,000 as an independent consultant for the Company for the three months ended March 31, 2023, respectively.

The Company in connection with its employment agreements (both recently entered (for Mr. Lambrecht) into as well as amended (for Mr. Ross and Mr. Grau)) with Messrs. Ross, Grau and Lambrecht reserved for issuance 62,500,000 shares of its common stock that are convertible under the Series A preferred stock conversion terms.

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on November 20, 2023 for Mr. Lambrecht recognized $4,612,500 as a charge for the share-award grant and $246,000 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the three months ended March 31, 2024 the Company recognized an additional $225,667 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2024 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 6,250,000 of shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Per Mr. Ross’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on October 31, 2023 for Mr. Ross recognized $8,752,500 as a charge for the share-award grant and recognized $466,800 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the three months ended March 31, 2024 the Company recognized an additional $454,167 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2024 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 5,000,000 of shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Per Mr. Grau’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on October 31, 2023 for Mr. Grau recognized $8,752,500 as a charge for the share-award grant and recognized $466,800 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the three months ended March 31, 2024 the Company recognized an additional $454,167 in compensation expense attributable to the share award grant and respective earn-out.

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

NOTE 6 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with a major financial institution (“Line of Credit”). The Line of Credit accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at March 31, 2024 and December 31, 2023 for the Company was 7.45% and 7.48%, respectively), and is secured by all the assets of the Champion Entities. The Line of Credit expired February 28, 2024. The outstanding amount due on the Line of Credit at March 31, 2024 and December 31, 2023 was, respectively.

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Line of credit from a financial institution.	$1,818,441	$1,456,929

Total recorded as a current liability	$1,818,441	$1,456,929

Current and long-term portion. As of March 31, 2024 and December 31, 2023 the total balance due of $1,818,441 and $1,456,929 is reported as current as the Line of Credit is to be repaid within one year, with subsequent drawdowns as needed by the Company. Upon inception the Company paid a one-time loan fee equal to 0.1% of the Line of Credit amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus an additional 2.05% rate.

Initially the Company drew down on the Line of Credit in the amount of $1.7 million, with subsequent net payments and draws on the Line of Credit in the amount of approximately $250,000. The Company recently increased the Line of Credit amount beyond its initial drawdown. The Company intends to keep the Line of Credit open and in existence to enhance the profitability and working capital needs of the Champion entities and may in the future seek to expand the Line of Credit, The Company received an extension on the Line of Credit and as of the date of this Report has not entered into an amended agreement for the Line of Credit.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Working capital loans with an irrevocable trust established in the state of Georgia, managed and owned by the same entity as the limited liability company that previously held the $600,000 in combined loans made on or about June 30, 2022. The two working capital loans are demand loans and accrue interest at 12% per annum and interest only payments that are due by the last day of the quarter. The 1st loan in the amount of $150,000 is due and payable on December 31, 2023, the 2nd loan in the amount of $300,000 is due and payable on June 30, 2024. As of December 31, 2023 we are in technical default on the $150,000 loan.	375,000	450,000
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires payments of $162,667.20 on June 30, 2024 with six (6) additional payments of $18,074.14 on the 30th of each month following funding. The working capital loan is due and payable on December 31, 2024. The working capital loan has an effective interest rate of 35.4% without taking into account the 15% original issue discount that the lender charged upon entering into the loan.	235,750	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with a corporate entity domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $75,000 per month (beginning on May 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation agreement is subject to a repurchase option by the Company. The repurchase price prior to April 1, 2024 is 125% or $625,000, the repurchase price after April 1, 2024 and prior to May 5, 2024 is 137.5% or $687,500, thereafter the repurchase price is $687,500 plus payments of $75,000 per month due on the fifth calendar day of each month until repurchased in its entirety.	625,000	500,000
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual or purported limited liability company domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $10,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation agreement is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $140,000, the repurchase price after June 1, 2024 is 154% or $154,000, plus payments of $10,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 5.15% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	140,000	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $26,000 each for 64 weeks on the Friday following funding. The working capital loan is due and payable on June 20, 2025 with a final payment of $26,000.	1,300,000	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $11,731 each for 62 weeks on the Friday following funding. The working capital loan is due and payable on December 27, 2024 with a final payment of $11,731.	-	500,000
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $20,000 each for 64 weeks on the Friday following funding. The working capital loan is due and payable on July 5, 2024 with a final payment of $20,000.	-	504,214

	$2,675,750	$1,954,214

Total recorded as a current liability	$2,675,750	$1,954,214

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan #1”) with an accredited investor lending source. Under the Secured Loan #1, the Company received the loan net of fees of $20,000. The Secured Loan #1 requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000. The Secured Loan #1 bears interest at 41.4%. The Secured Loan #1 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #1. The Secured Loan #1 provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company was required to pay a fee associated with the Lender and its introduction to the Company of $80,000 to be made in equity of the Company at the time the loan was entered into. The Company issued 3,721 post-reverse stock split shares, which on the date of issuance had a value of approximately $2,900. Since the number of shares had been established upon consummation of the loan but not valued or recorded on the books at the time, because of the leeway on grant date; total cost to the Company for the issuance of the 3,721 shares of common stock on the grant date was $2,900 which was recorded to interest expense and attributable to the loan.

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

On December 19, 2023, the Company entered into a $500,000 Revenue Interest Purchase Agreement (the “Revenue Interest Loan”) with an accredited lender. Under the Revenue Interest Loan, the Company received the revenue interest purchase price/loan net of fees of $5,000. The Revenue Interest Loan requires monthly payments of $75,000 each, until the Revenue Interest Loan is repurchased by the Company. Upon entering into the agreement, the Revenue Interest Loan bore an effective interest of more than 100%. The Revenue Interest Loan is secured by all of the product revenues of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s is obligated to provide for 50% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan as payment towards the amounts due. The Revenue Interest Loan may be repurchased by the Company at any time. The repurchase price for the Revenue Interest Loan prior to April 1, 2024 is 125% or $625,000, the repurchase price for the Revenue Interest Loan after April 1, 2024 and prior to May 5, 2024 is 137.5% or $687,500, thereafter the repurchase price of the Revenue Interest Loan is $687,500 plus monthly payments of $75,000 due and payable on the fifth calendar day until repurchased by the Company in its entirety. The Revenue Interest Loan bears an effective interest of 81.3% as of March 31, 2024, an effective interest rate of 87.3% through May 4, 2024, and an effective interest rate of 111.3% thereafter until the Company repurchases the Revenue Interest Loan from the holder.

On December 29, 2023, the Company entered into a $500,000 Business Loan and Security Agreement (the “Secured Loan #2”) with an accredited investor lending source. Under the Secured Loan #2, the Company received the loan net of fees of $10,000. The Secured Loan #2 requires 52 weekly payments of $11,731 each, for a total repayment of $610,000. The Secured Loan #2 bears interest at 40.5%. The Secured Loan #2 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #2. The Secured Loan #2 provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company is required to pay a fee associated with the Lender and its introduction to the Company of $40,000 to be made in equity of the Company at the time the loan was entered into.

On March 21, 2024, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the lender made a loan to the Company, evidenced by a promissory note in the principal amount of $235,750. A one-time interest charge or points amounting to 15% (or $35,362) and fees of $5,000 were applied at the issuance date, resulting in net proceeds to the Company of $200,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments; the first payment shall be in the amount of $162,667.20 and is due on June 30, 2024 with six (6) subsequent payments each in the amount of $18,074.14 due on the 30th of each month thereafter (total repayment of $271,112 on or by December 31, 2023). the Company has the right to prepay the note within one hundred eighty days at a discount of 5%. Effective interest rate on this loan is 81.1% with 15 points paid up front as a fee as of March 31, 2024.

On March 22, 2024, the Company entered into another Revenue Interest Purchase Agreement (the “Revenue Interest Loan #2”) with an individual accredited investor, in the amount of $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Loan #2, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Furthermore, the Company’s is obligated to provide for 5.15% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan as payment towards the amounts due. The Revenue Interest Loan may be repurchased by the Company at any time. The repurchase price for the Revenue Interest Loan prior to May 31, 2024 is 140% or $140,000, the repurchase price for the Revenue Interest Loan after May 31, 2024 and prior to July 5, 2024 is 154 % or $154,000, thereafter the repurchase price of the Revenue Interest Loan is $154,000 plus monthly payments of $10,000 due and payable on the fifth calendar day until repurchased by the Company in its entirety. The Revenue Interest Loan bears an effective interest of more than 200% as of March 31, 2024, an effective interest rate of 188.8% through May 31, 2024, and an effective interest rate of 183.4% thereafter until the Company repurchases the Revenue Interest Loan from the holder.

On March 27, 2024, the Company entered into a $1,300,000 Business Loan and Security Agreement (the “Secured Loan #3”) with an accredited investor lending source. Under the Secured Loan #3, the Company received the loan net of fees of $26,000. The Company repaid two outstanding secured notes payable (Secured Loan #1 and Secured Loan #2) to affiliates of the lender totaling $769,228, resulting in net proceeds to the Company of $504,772. The Secured Loan #3 requires 64 weekly payments of $26,000 each, for a total repayment of $1,664,000. The Secured Loan #3 bears an effective interest 40.9%. The Secured Loan #3 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #3. The Secured Loan #3 provides for a default fee of $15,000 for any late payments on the weekly payments. As long as the Secured Loan #3 is not in default, the Company may prepay the Secured Loan #3 pursuant to certain prepayment amounts set forth in the Secured Loan #3. Further, any default by the Company allows the lender to take necessary actions to secure its collateral and recovery of funds.

At March 31, 2024, and December 31, 2023, the outstanding balance due on all of the working capital notes payable was $2,675,750 and $1,954,214, respectively. These amounts do not include any interest payable on the various notes where interest was not paid in full per the terms of the notes.

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

As of March 31, 2024 and December 31, 2023, we had goodwill of $2,000,000 presented within other long-term assets in our consolidated balance sheets, directly related to our 2022 acquisition of the Champion Entities.

The Company will review its goodwill for impairment periodically (based on economic conditions) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charges were recognized during the three months ended March 31, 2024 and 2023.

NOTE 9 – INCOME TAXES

At March 31, 2024 and December 31, 2023, the Company had a net operating loss carry forward of $47,914,872 and $45,213,594, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$10,061,910	$9,494,850
Total deferred tax asset	10,061,910	9,494,850
Less: Valuation allowance	(10,061,910)	(9,494,850)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of March 31, 2024, and December 31, 2023, was $10,061,910 and $9,494,850, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of March 31, 2024, and December 31, 2023, and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of March 31, 2024 and December 31, 2023:

Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(0.0)%
Change in valuation allowance	21.0%
Effective tax rate	0.0%

On August 16, 2022, the Inflation Reduction Act of 2022 (“the 2022 act”) was signed into law. The 2022 act contains numerous provisions, including a 15% corporate alternative minimum income tax on “adjusted financial statement income”, expanded tax credits for clean energy incentives and a 1% excise tax on corporate stock repurchases. The provisions of the 2022 act become effective for tax years beginning after December 31, 2023. On December 27, 2022, the IRS and Department of Treasury issued initial guidance for taxpayers subject to the corporate alternative minimum tax. The guidance addresses several, but not all, issues that needed clarification. The IRS and Department of Treasury intend to release additional guidance in the future. We will continue to evaluate the impact of the 2022 act as more guidance becomes available. We currently do not expect an impact on our consolidated financial statements.

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On June 27, 2023, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25. The share numbers and pricing information in this report are adjusted to reflect the reverse stock split as of March 31, 2024 and March 31, 2023, and as of December 31, 2023, respectively.

Common stock and preferred stock

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

Pursuant to the Inducement Letter, Armistice Capital agreed to exercise for cash their existing common stock purchase warrants to purchase an aggregate of 2,988,687 shares of the Company’s common stock at a reduced exercise price of $1.10 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), to purchase up to 5,977,374 shares of the Company’s common stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of $3,287,555.70 from the exercise of the existing common stock purchase warrants by Armistice Capital. Armistice Capital received 2 New Warrant for each existing common stock purchase warrant that they exercised. No compensation or expense was recognized as the repricing of the existing common stock purchase warrants was in excess of the current market price of the Company’s common stock, and the New Warrants were not compensatory as well due to the market conditions. The Company issued 2,988,687 shares of the Company’s common stock, of which 2,242,000 shares of common stock are held in reserve by the Company’s transfer agent. Armistice Capital Fund Ltd. is limited to total ownership at one time to be no more than 9.99% of the Company’s issued and outstanding common stock. Armistice Capital took ownership and possession of 356,687 shares of common stock (September 21st) and 390,000 shares of common stock (September 12th), representing less than 9.99% ownership interest by Armistice Capital on such dates.

On September 8, 2023, 370,000 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $3,700.00, 370,000 shares of common stock were issued. On September 19, 2023, the Company issued 6,391 shares of common stock pursuant to the Company’s 2021 LTIP equity plan. The shares were valued at $4,984.98 with a per share value of $0.78 which was the Company’s common stock closing market price on the grant date and date of issuance. Under the 2021 LTIP equity plan 3,954 shares of common stock were issued to Mr. Ross our Chief Executive Officer and 2,237 shares of common stock were issued to Mr. Grau our President and Interim Principal Accounting Officer. Additionally, on September 19, 2023, 3,721 shares of common stock were granted and issued to a vendor associated with our current working capital loan. The shares were valued at $2,902.38 with a per share value of $0.78. On September 20, 2023, the Company issued 24,129 shares of common stock pursuant to the Company’s board compensation plan for its independent directors. The shares were valued at $18,096.75 with a per share value of $0.75 which was the Company’s common stock closing market price on the grant date as well as issuance date. The Company recognized approximately $228,000 in gain on settlement of debt through the issuance of 24,129 shares of common stock to its independent directors on this date.

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

New Preferred Stock Series Designation and Reg. A+ Offering

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

At March 31, 2024 and December 31, 2023, there were 9,004,920 shares of common stock issued (which includes reserved for) and outstanding, respectively; and 75,143 and 75,143 shares of Series B preferred stock issued and outstanding, respectively, and 125,000 and 125,000 shares of its Series A preferred stock issued and outstanding, respectively. No Series C preferred stock was issued or outstanding at March 31, 2024 or December 31, 2023.

NOTE 11 – WARRANTS AND OPTIONS

As of March 31, 2024, no Prefunded Warrants remained issued and outstanding with respect to the July PIPE transaction. The Prefunded Warrants were purchased in their entirety by the holders of the warrants for $27.50 per warrant. The Prefunded Warrants required the payment of an additional $0.25 per warrant and the written notice of exercise to the Company to convert the Prefunded Warrant into one share of common stock of the Company. During the period from July 12, 2022 through December 31, 2023, the Company received notice on 448,096 Prefunded Warrants converting into 448,096 shares of common stock.

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

On August 21, 2023, 245,000 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $2,450.00, 245,000 shares of common stock were issued. On September 8, 2023 370,000 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $3,700.00, 370,000 shares of common stock were issued. A total of 615,000 2023 Prefunded Warrants were exercised along with 746,687 warrants per the Inducement Letter.

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

As of March 31, 2024 and December 31, 2023, there were 6,136,892 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at December 31, 2023 and March 31, 2024. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)

Stock Price	$0.28	$0.31
Exercise Price	$1.10	$1.10
Term (expected in years)	4.5	4.7
Volatility	27.95%	17.18%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	5.03%	4.79%

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2023, and for the three months ended March 31, 2024.

	Shares	Weighted- Average Exercise Price Per Share		Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2022 (audited)	1,096,455	$30.50		4.50 years	-
Granted	615,000	$4.37		5.00 years	-
Granted in Debt Conversion	686,499	$4.24		5.00 years	-
Granted Prefunded Warrants	1,365,251	$1.10		4.00 years	-
Granted in PIPE transaction	5,977,374	$1.10	*	5.00 years	-
Exercised	(3,603,687)	$0.88		5.00 years	-
Expired	-	-		-	-
Outstanding and Exercisable at December 31, 2023 (audited)	6,136,892	$3.15		4.70 years
Granted	-	$-		-	-
Exercised	-	$-		-	-
Expired	-	$-		-	-
Outstanding and Exercisable at March 31, 2024 (unaudited)	6,136,892	$3.15		4.70 years	-

-	*Pursuant to the Inducement Agreement the following warrants were repriced with an exercise price of $1.10 per warrant.

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

Rent expense for operating leases totaled approximately $630,000 and $226,000 for the three months ended March 31, 2024, and 2023, respectively. These amounts are included in our condensed consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

The Company does not have any equipment leases whereby we finance this equipment needed for operations at competitive finance rates. New equipment to be financed in the near term, if necessary, may not be obtainable at competitive pricing with increasing interest rates.

Right of Use Assets and Lease Liabilities

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	March 31, 2024	December 31, 2023
		(unaudited)	(unaudited)
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,618,449	$1,946,567
Right-of-use lease liability, current	Other current liabilities	785,672	1,039,081
Right-of-use lease liability, long-term	Right-of-use operating lease liability	832,777	907,486

The following provides details of the Company’s lease expense:

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Operating lease expense, net	$374,017	$226,660
Operating lease expense, net	$374,017	$226,660

Other information related to leases is presented below:

	Three Months Ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows from operating leases	$328,118	$243,501
Weighted Average Remaining Lease Term:
Operating leases	2.8 years	3.0 years
Weighted Average Discount Rate:
Operating leases	10.00%	5.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2024 (nine months remaining)	$865,855
2025	407,861
2026	291,375
2027	258,282
2028	194,262
Thereafter	-
Total future minimum lease payments, undiscounted	2,017,634
Less: Imputed interest	(241,669)
Present value of future minimum lease payments	$1,775,965

Rental expense totaled approximately $374,017 and $226,660 for the three months ended March 31, 2024 and 2023, respectively. The Company extended several leases and increased the payments on several more in connection with its expansion, while closing several facility leases in streamlining operations and inventory storage and warehousing.

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

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023 there were no outstanding letters of credit issued during the normal course of business. These letters of credit could reduce our available borrowings. During the three months ended March 31, 2024 the Company entered into a line of credit with a major financial institution. The amount due on the line of credit as of March 31, 2024 was $1,818,441. The Company is in compliance with its terms and covenants.

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

NOTE 14 – OTHER INCOME – EMPLOYEE RETENTION CREDIT

The Company retained the services of a tax service professional to provide the Company with the specialized tax services. The services included identifying various tax initiatives as well as specifically tasking the tax service professional in applying for and the preparation of tax filings for (tax) credits available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). During the year ended December 31, 2023, the Company received approximately $1,291,000 in tax credits under the CARES Act from the US Department of Treasury and paid approximately $178,000 to the service provider, netting the Company approximately $1,113,000 in credits for the retaining of its employees during COVID.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2024, through the date the financial statements were issued and determined that there were the following subsequent events:

On April 1, 2024, the Company entered into a Revenue Interest Purchase Agreement with an accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. In addition, the Revenue Interest Purchase Agreement contains various representations and warranties, covenants and other obligations and other provisions that are customary for a transaction of this nature.

On April 9, 2024, the Company entered into a Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. The foregoing description of the material terms of the Revenue Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Revenue Interest Purchase Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.21.

On April 9, 2024, the Company entered into a Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $300,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $30,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $420,000 if repurchased on or before May 31, 2024; and (ii) $462,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. The foregoing description of the material terms of the Revenue Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Revenue Interest Purchase Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.22.

On April 9, 2024, the Company entered into a Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $75,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $7,500 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Purchase Agreement, the Company has an option to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the investor has an option to terminate the Revenue Interest Purchase Agreement and to require the Company to repurchase future Revenue Interest upon the Company consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $105,000 if repurchased on or before May 31, 2024; and (ii) $115,500 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Company to the investor prior to such date. The foregoing description of the material terms of the Revenue Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Revenue Interest Purchase Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.23.

On April 19, 2024, the Registrant entered into a Revenue Interest Purchase Agreement (the “Revenue Interest Purchase Agreement”) with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Registrant for $500,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Registrant pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $50,000 per month from the Registrant generated from its operating subsidiaries (the “Revenue Interest”). Under the Revenue Interest Purchase Agreement, the Company has an option (the “Call Option”) to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Revenue Interest Purchase Agreement and to require the Registrant to repurchase future Revenue Interest upon the Registrant consummating a public offering pursuant to Regulation A. The repurchase price to be paid by the Registrant will be, if the Call Option or the Put Option is exercised (i) $770,000 if repurchased on or before May 31, 2024; and (ii) $700,000 after June 1, 2024; in each case of (i) or (ii), minus all Revenue Interest or other payments made by the Registrant to the investor prior to such date.

On April 23, 2024, the Registrant received notice from Nasdaq indicating that, while the Registrant has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Registrant is eligible for an additional 180-day period, or until October 21, 2024, to regain compliance. According to the notification from Nasdaq, the staff’s determination was based on (i) the Registrant meeting the continued listing requirement for market value of its publicly held shares and all other applicable Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) the Registrant’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day compliance period, the closing bid price of the common stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Registrant with written confirmation of compliance. If compliance cannot be demonstrated by October 21, 2024, Nasdaq will provide written notification that the common stock will be delisted. At that time, the Registrant may appeal Nasdaq’s determination to a Hearings Panel.

On April 24, 2024, the Registrant received notice from Nasdaq indicating that Staff determined to grant the Registrant an extension until June 15, 2024 to regain compliance with the rule by holding an annual meeting of shareholders. At the annual meeting, shareholders must be afforded the opportunity to discuss company affairs with management and, if required by the company’s governing documents, to elect directors. The Registrant expects to hold an annual meeting within such timeframe. While the compliance plan is pending, the Registrant’s securities will continue to trade on NASDAQ.

The maturity date on the Champion line of credit was extended by Bank of America to April 30, 2024. The balance at the maturity date was approximately $1.81M and access to the line of credit was terminated. Champion and Bank of America have continued dialogue and the company is working with our assigned representatives regarding term loan repayment options.

On May 3, 2024, the Securities and Exchange Commission (the “Commission”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Borgers”) and its sole audit partner, Benjamin F. Borgers CPA, permanently barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as the Registrant’s independent registered public accounting firm, nor can BF Borgers issue any audit reports included in Commission filings or provide consents with respect to audit reports.

On May 3, 2024, the Registrant dismissed BF Borgers CPA PC (“BF Borgers”) as its independent registered public accounting firm. The Registrant’s audit committee unanimously approved the decision to dismiss BF Borgers.

As reported in the Current Report on Form 8-K filed with the Commission on May 6, 2024, in light of the Order, the Audit Committee (the “Committee”) of the Board of Directors of the Registrant on May 6, 2024, unanimously approved to dismiss, and dismissed BF Borgers as the Registrant’s independent registered public accounting firm.

On May 10, 2024, the Registrant’s board of directors approved the designation of a new Series D Convertible Preferred Stock (the “Series D Designation”). The rights, preferences, restrictions and other matters relating to the Series D Convertible Preferred Stock (the “Series D Preferred Stock”) are described in greater detail in Exhibit 4.15.

On May 13, 2024, the Committee approved the engagement of GBQ as the Registrant’s independent registered public accounting firm for the fiscal year ending December 31, 2024 and the reaudits of the years ended December 31, 2023 and 2022.

On May 28, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $111,550 (the “Note”). An original issue discount of $14,550 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $90,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments in the amount of $13,881.78, with the first payment due on June 30, 2024, and remaining eight payments due on the last day of each month thereafter (a total payback to the Lender of $124,936.00).

On June 14, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $111,550 (the “Note”). An original issue discount of $14,550 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $90,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments in the amount of $13,881.78, with the first payment due on June 30, 2024, and remaining eight payments due on the last day of each month thereafter (a total payback to the Lender of $124,936.00).

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

Except as otherwise indicated by the context, references in this report to “Company,” “American Rebel Holdings,” “American Rebel,” “we,” “us” and “our” are references to American Rebel Holdings, Inc. and its operating subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC and Champion Safe De Mexico, S.A. de C.V. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

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

Description of Our Business

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

Acquisition of Champion Entities

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc. (“Champion Safe”), Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico”) and, together with Champion Safe, Superior Safe, Safe Guard and Champion Safe Mexico, collectively, the (“Champion Entities”) and Mr. Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller. This transaction was completed on July 29, 2022. As of the date of this Report, the Champion Entities have been integrated with our existing operations and are under the control of our management team.

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

Expansion into New Business Categories

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

Results of Operations

From inception through March 31, 2024, we have generated an operating deficit of $47,914,872. We expect to incur additional losses during fiscal year ending December 31, 2024, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenue	$4,043,837	$4,402,099
Cost of goods sold	3,202,514	2,791,326
Gross margin	841,323	1,610,773

Expenses:
Consulting/payroll and other costs	551,913	854,599
Compensation expense – officers – related party	212,500	90,000
Compensation expense – officers – deferred comp – related party	1,134,000	-
Rental expense, warehousing, outlet expense	151,666	226,660
Product development costs	98,629	16,495
Marketing and brand development costs	265,055	252,725
Administrative and other	680,514	361,149
Depreciation and amortization expense	24,315	29,090
	3,118,592	1,830,718
Operating income (loss)	(2,277,269)	(219,945)

Other Income (Expense)
Interest expense	(423,859)	(7,110)
Interest income	-	-
Employee retention credit funds, net of costs to collect	-	-
Gain/(loss) on sale of equipment	-	-
Gain/(loss) on extinguishment of debt	227,569	-
	424,009	(7,110)

Net income (loss) before income tax provision	(2,701,278)	(227,055)
Provision for income tax	-	-
Net income (loss)	$(2,701,278)	$(227,055)

For the three months ended March 31, 2024, we reported Revenues of $4,043,837 compared to Revenues of $4,402,099 for the three months ended March 31, 2023. The decrease in Revenues of $358,262 (or -8% period over period (PoP)) for the current period compared to the three months ended March 31, 2023, is attributable to slower sales for 2024 and current market conditions. For the three months ended March 31, 2024, we reported Cost of Goods Sold of $3,202,514, compared to Cost of Goods Sold of $2,791,326 for the three months ended March 31, 2023. The increase in Cost of Goods Sold of $411,188 (or 15% period over period (PoP)) for the current period is primarily attributable to a marginal decrease in sales along with higher costs of goods sold for the period. For the three months ended March 31, 2024, we reported Gross Margin of $841,323, compared to Gross Margin of $1,610,773 for the three months ended March 31, 2023. The decrease in Gross Margin of $769,450 (or -48% period over period (PoP)) for the three months ending March 31, 2024, compared to the three months ending March 31, 2023 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentages for the three months ended March 31, 2024 was 21% compared to 37% for the three months ended March 31, 2023. We expect our Gross Margin percentages for this time of year to be consistently in the 20% range. If not within this range we will try to increase our sales volume to in order to increase our margins, with better pricing power, better buying power on costs of goods, inventory and of course inventory management. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the three months ended March 31, 2024 were $3,118,592 compared to $1,830,718 for the three months ended March 31, 2023 as further described below. Overall, we experienced a $1,287,874 increase in operating expenses or a 70% period over period (PoP) increase in operating expenses from the prior year comparable period. With the successful integration of the Champion acquisition, we believe this will begin to drop or decrease as a percentage of Revenues as we increase our sales volume.

For the three months ended March 31, 2024, we incurred consulting/payroll and other costs (along with officer compensation) of $1,898,413 compared to consulting/payroll and other costs (along with officer compensation) of $944,599 for the three months ended March 31, 2023. The increase in consulting/payroll and other costs of $953,814 (or 101% period over period (PoP)) was due to cost controls put in place on the post-acquisition of the Champion Entities offset by increased compensation costs due to common stock equivalents on our Series A preferred stock. The Company expects to try and maintain its consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the three months ended March 31, 2024, we incurred rental expense, warehousing, outlet expense of $151,666, compared to rental expense, warehousing, outlet expense of $226,660 for the three months ended March 31, 2023. The decrease in rental expense, warehousing, outlet expense of $74,994 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place. Prior to the Champion business acquisition, the Company included lease expense in the Administrative and other account. With the significant number of leases and properties that the Company rents to conduct the Champion business we believe provides a better presentation of expenses with a separate account line item. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term. The Company may look to consolidate some of its space as needed as it fine tunes the Champion business.

For the three months ended March 31, 2024, we incurred product development expenses of $98,629, compared to product development expenses of $16,495 for the three months ended March 31, 2023. The increase in product development expenses of $82,134 (or 498% period over period (PoP)) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which we believe provides for a better presentation of our historical business expenses than pure product development expense. For these three months ended March 31, 2024 we’ve incurred expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended March 31, 2024, we incurred marketing and brand development expenses of $265,055, compared to marketing and brand development expenses of $252,725 for the three months ended March 31, 2023. The increase in marketing and brand development expenses of $12,280 (or 5% period over period (PoP)) relates primarily to an increase of activities including major trade shows and the availability of working capital for these types of expenses as well as increased costs attributable to our acquisition and integration of the Champion business, as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended March 31, 2024, we incurred administrative and other expense of $680,514, compared to administrative and other expense of $361,149 for the three months ended March 31, 2023. The increase in administrative and other expense of $319,365 (or 88% period over period (PoP)) relates directly to increased legal and other professional fees that we incurred in our registered public offerings and capital raising efforts, along with additional expenses picked up from our acquisition of Champion. The Company believes as it grows its sales base it will also increase its administrative and other expense commensurate with the increased profits for the future.

For the three months ended March 31, 2024, we incurred depreciation and amortization expense of $24,315, compared to depreciation and amortization expense of $29,090 for the three months ended March 31, 2023. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the three months ended March 31, 2024, we incurred interest expense of $423,859, compared to interest expense of $7,110 for the three months ended March 31, 2023. The increase in interest expense of $416,749 is due to a significant number of notes being paid during 2023 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, in excess of 18% on our existing working capital notes payable, and on our new working capital notes payable we are paying more than 40% per annum on these debt instruments. The Company believes that it will manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a reasonable amount as we grow the business and its sales volume.

Net Loss

Net loss for the three months ended March 31, 2024, amounted to $2,701,278, resulting in a loss per share of $0.12, compared to $227,055 for the three months ended March 31, 2023, resulting in a loss per share of $0.34. The increase in the net loss from the three months ended March 31, 2023 to the three months ended March 31, 2024 is from a myriad of expenses that the Company incurred in the quarter, such as professional and legal fees, increased costs in marketing and the softening of gross margin on sales. The Company’s management believes with increasing sales volume and strict adherence to cost cutting measures and best practices that net positive income can be achieved for the business.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital decreased by $1,541,323 period over period where we had a working capital balance of $4,551,927 at December 31, 2023 compared to a working capital balance of $3,010,604 at March 31, 2024. This working capital decrease was due to entering into several new debt instruments as well as other new borrowings through March 31, 2024. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the three months ended March 31, 2024, we raised net cash of approximately $0 through the issuance of equity (which included the inducement to accelerate the conversion of certain warrants into equity), as compared to approximately $0 for the three months ended March 31, 2023. During the three months ended March 31, 2024, we raised net cash of approximately $2,000,000 through the issuance of notes payable and maintaining a line of credit with a national financial institution secured by inventory and other assets, as compared to approximately $1,700,000 for the three months ended March 31, 2023.

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

Promissory Notes – Working Capital

Over the past twelve months we entered into the following:

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan #1”) with an accredited investor lending source. Under the Secured Loan #1, the Company received the loan net of fees of $20,000. The Secured Loan #1 requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000. The Secured Loan #1 bears interest at 41.4%. The Secured Loan #1 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #1. The Secured Loan #1 provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company was required to pay a fee associated with the Lender and its introduction to the Company of $80,000 to be made in equity of the Company at the time the loan was entered into. The Company issued 3,721 post-reverse stock split shares, which on the date of issuance had a value of approximately $2,900. Since the number of shares had been established upon consummation of the loan but not valued or recorded on the books at the time, because of the leeway on grant date; total cost to the Company for the issuance of the 3,721 shares of common stock on the grant date was $2,900 which was recorded to interest expense and attributable to the loan.

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

On December 19, 2023, the Company entered into a $500,000 Revenue Interest Purchase Agreement (the “Revenue Interest Loan”) with an accredited lender. Under the Revenue Interest Loan, the Company received the revenue interest purchase price/loan net of fees of $5,000. The Revenue Interest Loan requires monthly payments of $75,000 each, until the Revenue Interest Loan is repurchased by the Company. Upon entering into the agreement, the Revenue Interest Loan bore an effective interest of more than 100%. The Revenue Interest Loan is secured by all of the product revenues of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s is obligated to provide for 50% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan as payment towards the amounts due. The Revenue Interest Loan may be repurchased by the Company at any time. The repurchase price for the Revenue Interest Loan prior to April 1, 2024 is 125% or $625,000, the repurchase price for the Revenue Interest Loan after April 1, 2024 and prior to May 5, 2024 is 137.5% or $687,500, thereafter the repurchase price of the Revenue Interest Loan is $687,500 plus monthly payments of $75,000 due and payable on the fifth calendar day until repurchased by the Company in its entirety. The Revenue Interest Loan bears an effective interest of 81.3% as of March 31, 2024, an effective interest rate of 87.3% through May 4, 2024, and an effective interest rate of 111.3% thereafter until the Company repurchases the Revenue Interest Loan from the holder.

On December 29, 2023, the Company entered into a $500,000 Business Loan and Security Agreement (the “Secured Loan #2”) with an accredited investor lending source. Under the Secured Loan #2, the Company received the loan net of fees of $10,000. The Secured Loan #2 requires 52 weekly payments of $11,731 each, for a total repayment of $610,000. The Secured Loan #2 bears interest at 40.5%. The Secured Loan #2 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #2. The Secured Loan #2 provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the Lender to take necessary actions to secure its collateral and recovery of funds. The Company is required to pay a fee associated with the Lender and its introduction to the Company of $40,000 to be made in equity of the Company at the time the loan was entered into.

On March 21, 2024, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the lender made a loan to the Company, evidenced by a promissory note in the principal amount of $235,750. A one-time interest charge or points amounting to 15% (or $35,362) and fees of $5,000 were applied at the issuance date, resulting in net proceeds to the Company of $200,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments; the first payment shall be in the amount of $162,667.20 and is due on June 30, 2024 with six (6) subsequent payments each in the amount of $18,074.14 due on the 30th of each month thereafter (total repayment of $271,112 on or by December 31, 2023). the Company has the right to prepay the note within one hundred eighty days at a discount of 5%. Effective interest rate on this loan is 81.1% with 15 points paid up front as a fee as of March 31, 2024.

On March 22, 2024, the Company entered into another Revenue Interest Purchase Agreement (the “Revenue Interest Loan #2”) with an individual accredited investor, in the amount of $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Loan #2, the investor has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Furthermore, the Company’s is obligated to provide for 5.15% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan as payment towards the amounts due. The Revenue Interest Loan may be repurchased by the Company at any time. The repurchase price for the Revenue Interest Loan prior to May 31, 2024 is 140% or $140,000, the repurchase price for the Revenue Interest Loan after May 31, 2024 and prior to July 5, 2024 is 154 % or $154,000, thereafter the repurchase price of the Revenue Interest Loan is $154,000 plus monthly payments of $10,000 due and payable on the fifth calendar day until repurchased by the Company in its entirety. The Revenue Interest Loan bears an effective interest of more than 200% as of March 31, 2024, an effective interest rate of 188.8% through May 31, 2024, and an effective interest rate of 183.4% thereafter until the Company repurchases the Revenue Interest Loan from the holder.

On March 27, 2024, the Company entered into a $1,300,000 Business Loan and Security Agreement (the “Secured Loan #3”) with an accredited investor lending source. Under the Secured Loan #3, the Company received the loan net of fees of $26,000. The Company repaid two outstanding secured notes payable (Secured Loan #1 and Secured Loan #2) to affiliates of the lender totaling $769,228, resulting in net proceeds to the Company of $504,772. The Secured Loan #3 requires 64 weekly payments of $26,000 each, for a total repayment of $1,664,000. The Secured Loan #3 bears an effective interest 40.9%. The Secured Loan #3 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #3. The Secured Loan #3 provides for a default fee of $15,000 for any late payments on the weekly payments. As long as the Secured Loan #3 is not in default, the Company may prepay the Secured Loan #3 pursuant to certain prepayment amounts set forth in the Secured Loan #3. Further, any default by the Company allows the lender to take necessary actions to secure its collateral and recovery of funds.

Line of Credit

During February 2023, the Company, through its wholly-owned subsidiary Champion entered into a $2 million line of credit facility (the “Line of Credit”). The Line of Credit accrues interest at a rate determined by BSBY Daily Floating Rate plus 2.05 percentage points (which at March 31, 2024 was 7.48%), and is secured by all of the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding liability of the Line of Credit at March 31, 2024 was $1.81 million.

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

During 2023 the Company received a claim for refund or right of repayment from the Seller. The Company settled with the Seller and agreed to pay an additional $325,000 to the Seller in the following manner. $275,000 upon signing of the agreement and another $50,000 to be paid over the next twelve months. The Company increased its purchase price of the Champion Entities by the $325,000 during 2023. The funds for this pricing adjustment came from general working capital.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1a – Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2 - Unregistered Sales of Equity Securities

Subsequent Issuances after Quarter End

During the period covered by this Report until the date of filing of this Report, May 6, 2024, the Company has not issued or authorized the sale of any equity securities.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2024.

Item 3 – Defaults upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)

4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.8	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.9	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.10	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.11	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.12	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 6, 2023)
4.13	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.14	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
4.15	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)

10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
10.25	$500,000 Revenue Interest Purchase Agreement dated April 19, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on April 25, 2024)
10.26	KBI Securities Exchange Agreement dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2024)
10.27	1800 Diagonal Note dated May 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2024)
10.28	1800 Diagonal Securities Purchase Agreement dated May 28, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 4, 2024)
10.29	Coventry Enterprises, LLC Note dated June 14, 2024
10.30	Coventry Enterprises, LLC Securities Purchase Agreement dated June 14, 2024
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	GBQ Partners appointment press release dated May 15, 2024 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 17, 2024)
99.2#	Exhibiting at 153rd Annual NRA Annual Meeting press release dated May 17, 2024
99.3#	American Rebel Light at Eldora Speedway press release dated June 4, 2024
99.4#	American Rebel Light at Country Stampede press release dated June 10, 2024
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: June 14, 2024

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

