Form 10-Q
period 2024-06-30
AMERICAN REBEL HOLDINGS INC
filed 2024-08-14
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of August 14, 2024, was 8,406,729 shares, which includes 67,723 shares of common stock authorized but unissued as of this date.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets of American Rebel Holdings, Inc. at June 30, 2024 (unaudited) and December 31, 2023 (audited)	3

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the three months and six months ended June 30, 2024 and 2023 (unaudited)	4

	Condensed Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the three and six months ended June 30, 2024 and 2023 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the six months ended June 30, 2024 and 2023 (unaudited)	8

	Notes to the Condensed Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION		46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosure	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		50

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
		(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$452,785	$1,147,696
Accounts receivable	2,143,808	2,816,541
Prepaid expense	191,605	190,933
Inventory	6,357,118	5,787,993
Inventory deposits	315,084	315,083
Total Current Assets	9,460,400	10,258,246

Property and Equipment, net	310,776	360,495

OTHER ASSETS:
Lease deposits and other	78,954	83,400
Right-of-use lease assets	1,312,831	1,946,567
Goodwill	2,000,000	2,000,000
Total Other Assets	3,391,785	4,029,967

TOTAL ASSETS	$13,162,961	$14,648,708

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$2,452,588	$1,978,768
Accrued expenses	413,160	271,076
Loans – Officer – related parties	260,793	45,332
Loan – Director – related party	480,000	-
Loans – Working capital	3,731,790	1,954,214
Line of credit	1,992,129	1,456,929
Right-of-use lease liabilities, current	791,222	1,039,081
Total Current Liabilities	10,121,682	6,745,400

Right-of-use lease liabilities, long-term	521,609	907,486

TOTAL LIABILITIES	10,643,291	7,652,886

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 333,000, and 200,000 issued and outstanding, respectively at June 30, 2024 and December 31, 2023
Series A Preferred Shares, 150,000 shares authorized; 125,000 and 125,000 issued and outstanding, respectively, at June 30, 2024 and December 31, 2023	125	125
Series B Preferred Shares, 350,000 shares authorized; 75,143 and 75,143 issued and outstanding, respectively, at June 30, 2024 and December 31, 2023	75	75
Series D Preferred Shares, 500,000 shares authorized; 133,334 and nil issued and outstanding, respectively, at June 30, 2024 and December 31, 2023	133	-
Common Stock, $0.001 par value; 600,000,000 shares authorized; 5,879,920 issued and outstanding at June 30, 2024 and December 31, 2023	5,880	5,880
Additional paid in capital	55,681,333	52,203,336
Accumulated deficit	(53,167,876)	(45,213,594)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,519,670	6,995,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,162,961	$14,648,708

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Revenue	$3,255,393	$3,670,571
Cost of goods sold	3,224,738	2,982,688
Gross margin	30,655	687,883

Expenses:
Consulting/payroll and other costs	445,166	828,520
Compensation expense – officers – related party	212,500	102,985
Compensation expense – officers – deferred comp – related party	1,344,125	-
Rental expense, warehousing, outlet expense	80,515	275,474
Product development costs	337,771	-
Marketing and brand development costs	299,655	172,617
Administrative and other	1,228,163	833,851
Depreciation and amortization expense	30,681	25,275
	3,978,576	2,238,722
Operating income (loss)	(3,947,921)	(1,550,839)

Other Income (Expense)
Interest expense, net	(1,055,282)	(148,437)
Interest income	199	-
Employee retention credit funds, net of costs to collect	-	1,107,672
Gain/(loss) on settlement of debt instrument	(250,000)	-
Gain/(loss) on sale of equipment	-	1,400
	(1,305,083)	960,635

Net income (loss) before income tax provision	(5,253,004)	(590,204)
Provision for income tax	-	-
Net income (loss)	$(5,253,004)	$(590,204)
Basic and diluted income (loss) per share	$(0.89)	$(0.87)
Weighted average common shares outstanding - basic and diluted	5,879,920	679,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Revenue	$7,299,230	$8,072,670
Cost of goods sold	6,427,252	5,774,014
Gross margin	871,978	2,298,656

Expenses:
Consulting/payroll and other costs	997,079	1,684,846
Compensation expense – officers – related party	425,000	191,258
Compensation expense – officers – deferred comp – related party	2,478,125	-
Rental expense, warehousing, outlet expense	232,181	502,134
Product development costs	436,400	16,495
Marketing and brand development costs	564,710	425,342
Administrative and other	1,908,677	1,195,000
Depreciation and amortization expense	54,996	54,365
	7,097,168	4,069,440
Operating income (loss)	(6,225,190)	(1,770,784)

Other Income (Expense)
Interest expense, net	(1,479,141)	(155,547)
Interest income	711	-
Employee retention credit funds, net of costs to collect	-	1,107,672
Gain/(loss) on settlement of debt instrument	(250,000)	-
Gain/(loss) on sale of equipment	(662)	1,400
	(1,729,092)	953,525

Net income (loss) before income tax provision	(7,954,282)	(817,259)
Provision for income tax	-	-
Net income (loss)	$(7,954,282)	$(817,259)
Basic and diluted income (loss) per share	$(1.35)	$(1.21)
Weighted average common shares outstanding - basic and diluted	5,879,920	678,000

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – March 31, 2023	677,221	$677	$175	$45,465,077	$(34,339,865)	$11,126,064

Sale of common stock	71,499	72	-	312,380	-	312,452
Sale of 615,000 pre-funded common stock warrants $4.36 per share, exercise price of $0.01 per share	-	-	-	2,681,400	-	2,681,400
Pre-funded common stock warrant offering costs and fees	-	-	-	(529,324)	-	(529,324)
Effect of reverse stock split – round lot shares of 2,093,591	2,093,591	2,094	-	-	-	-
Post quarter effectuation of round lot share issuance	(2,093,591)	(2,094)	-	-	-	-
Net loss for the three months ending June 30, 2023	-	-	-	-	(590,204)	(590,204)

Balance – June 30, 2023	748,720	$749	$175	$47,929,533	$(34,930,069)	$13,000,388

Balance – March 31, 2024	5,879,920	$5,880	$200	$53,337,336	$(47,914,872)	$5,428,544

Compensation component of vested and non-vested common stock equivalents attributable to Series A preferred stock – three (3) related parties	-	-	-	1,344,125	-	1,344,125
Issuance of Series D preferred stock through the settlement and conversion of an original Revenue Interest Purchase note payable of $500,000 and $250,005 in accrued interest and $250,000 premium payment as inducement to settle	-	-	133	999,872	-	1,000,005
Net loss for the three months ending June 30, 2024	-	-	-	-	(5,253,004)	(5,253,004)

Balance – June 30, 2024	5,879,920	$5,880	$333	$55,681,333	$(53,167,876)	$2,519,670

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2022 (audited)	677,221	$677	$175	$45,465,077	$(34,112,810)	$11,353,119

Sale of common stock	71,499	72	-	312,380	-	312,452
Sale of 615,000 pre-funded common stock warrants $4.36 per share, exercise price of $0.01 per share	-	-	-	2,681,400	-	2,681,400
Pre-funded common stock warrant offering costs and fees	-	-	-	(529,324)	-	(529,324)
Effect of reverse stock split – round lot shares of 2,093,591	2,093,591	2,094	-	-	-	-
Post quarter effectuation of round lot share issuance	(2,093,591)	(2,094)	-	-	-	-
Net loss for the six months ending June 30, 2023	-	-	-	-	(817,259)	(817,259)

Balance – June 30, 2023	748,720	$749	$175	$47,929,533	$(34,930,069)	$13,000,388

Balance – December 31, 2023 (audited)	5,879,920	$5,880	$200	$52,203,336	$(45,213,594)	$6,995,822

Compensation component of vested and non-vested common stock equivalents attributable to Series A preferred stock – three (3) related parties	-	-	-	2,478,125	-	2,478,125
Issuance of Series D preferred stock through the settlement and conversion of an original Revenue Interest Purchase note payable of $500,000 and $250,005 in accrued interest and $250,000 premium payment as inducement to settle	-	-	133	999,872	-	1,000,005
Net loss for the six months ending June 30, 2024	-	-	-	-	(7,954,282)	(7,954,282)

Balance – June 30, 2024	5,879,920	$5,880	$333	$55,681,333	$(53,167,876)	$2,519,670

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2024	For the six months ended June 30, 2023

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,954,282)	$(817,259)
Depreciation and amortization	54,996	54,365
(Gain)/loss on sale of equipment	662	(1,400)
Loss on settlement of debt	250,000	-
Settlement of revenue interest purchase note through the issuance of preferred stock	750,005	-
Recognition of deferred compensation attributable to convertibility of Series A preferred stock issued to three (3) related parties	2,478,125	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	672,733	(368,993)
Prepaid expenses	3,774	46,756
Inventory, deposits and other	(569,126)	(1,153,758)
Accounts payable	473,820	(234,630)
Accrued expenses	142,084	-
Net Cash (Used in) Operating Activities	(3,697,209)	(2,474,919)

CASH FLOW FROM INVESTING ACTIVITIES:
Disposition/(purchase) of fixed assets, net	(5,939)	1,402
Net Cash Provided by Investing Activities	(5,939)	1,402

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	-	312,452
Proceeds from the sale of prefunded warrants, net of offering costs	-	2,152,076
Proceeds from initial drawdown of line of credit	-	1,700,000
Proceeds from line of credit, net of payments	535,200	(340,317)
Proceeds from loans – officer - related parties, net	215,461	146,000
Proceeds from loan – director - related party, net	400,000	-
Proceeds from working capital loans	2,091,503	1,000,000
Principal payments on working capital loans	(233,927)	(120,195)
Net Cash Provided by Financing Activities	3,008,237	4,850,016

CHANGE IN CASH	(694,911)	2,376,499

CASH AT BEGINNING OF PERIOD	1,147,696	356,754

CASH AT END OF PERIOD	$452,785	$2,733,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$281,666	$156,252
Income taxes	$-	$-

Non-cash investing and financing activities:
Note payable principal and interest associated with revenue interest purchase conversion - Series D preferred stock	$1,000,005	$-
Notes payable - related party principal increase from assessed interest obligations	$80,000	$-
Notes payable principal increase from assessed interest obligations	$1,189,795	$-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on December 15, 2014, under the laws of the State of Nevada, as CubeScape, Inc. Effective January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. On June 19, 2017, the Company completed a business combination with its majority stockholder, American Rebel, Inc. As a result, American Rebel, Inc. became a wholly-owned subsidiary.

Nature of Operations

The Company develops and sells branded products in the beverage, self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.) the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). We established American Rebel Beverages, LLC as a wholly-owned subsidiary to hold our licenses with respect to the beer business. American Rebel Beer launched regionally in 2024.

To varying degrees, the development of geopolitical conflicts, supply chain disruptions, government actions to slow rapid inflation in recent years and predictable sales cycles have produced varying effects on our business. The economic effects from these events over the long term cannot be reasonably estimated at this time. Accordingly, estimates used in the preparation of our financial statements, including those associated with the evaluation of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to us (through accounts receivable) and the estimations of certain losses assumed under warranty and other liability contracts, may be subject to significant adjustments in future periods.

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

Inventory and Inventory Deposits

Inventory consists of beer, backpacks, jackets, safes, other storage products and accessories manufactured to our design and held for resale and are carried at the lower of cost (First-in, First-out Method) or net realizable value. The Company determines an estimate for the reserve of slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. The Company makes deposit payments on certain inventory to be manufactured that are carried separately until the manufactured goods are received into inventory.

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer.

The following table sets forth the approximate percentage of revenue by primary category:

	For the three months ended June 30,		For the six months ended June 30,
Percentage of revenue	2024	2023	2024	2023
Safes	98.7%	98.8%	99.2%	98.6%
Soft goods	0.6%	1.2%	0.5%	1.4%
Beverages	0.7%	0.0%	0.3%	0.0%
Total	100%	100%	100%	100%

Accounts receivable totaled $2,143,808 and $2,816,541 as of June 30, 2024 and December 31, 2023, respectively.

The carrying amount of accounts receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was not material as of June 30, 2024 and December 31, 2023.

Advertising Costs

Advertising costs are expensed as incurred; Marketing costs which we consider to be advertising costs incurred were $299,655 and $172,617 for the three-month and $564,710 and $425,342 for the six-month periods ended June 30, 2024, and 2023, respectively.

Convertible Promissory Notes

The Company accounts for convertible promissory notes under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 815. The Company has not made any such elections for its promissory notes that may be convertible in the event of default (see Note 7 – Notes Payable – Working Capital). Using fair value option, the convertible promissory note would be required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as non-cash change in the fair value of the convertible promissory note in the condensed consolidated statements of operations. The fair value of the option to convert into common stock would be valued utilizing either the Monte Carlo model or Black Scholes pricing model.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024, and December 31, 2023, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, and accounts payable, and the line of credit. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260, Earnings per Share. Basic losses per common share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the three months and six months ended June 30, 2024, and June 30, 2023, net loss per share was $(0.89) and $(0.87) (for 2024), and $(1.35) and $(1.21) (for 2023), respectively.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2024, and December 31, 2023, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company classifies tax-related penalties and net interest as income tax expense. For the three and six-month periods ended June 30, 2024, and 2023, respectively, no income tax benefit has been recorded due to the recognition of a full valuation allowance.

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

Warranties

The Company’s safe manufacturing business estimates its exposure to warranty claims based on both current and historical (with respect to the Champion Entities) product sales data and warranty costs (actual) incurred. The Company assesses the adequacy of its recorded warranty liability each quarter and adjusts the amount as necessary. Warranty liability is included in our accrued expense accounts in the accompanying condensed consolidated balance sheets. We estimate that the warranty liability is nominal or negligible based on the superior quality of products and our excellent customer relationships. Warranty liability recorded as of June 30, 2024 and December 31, 2023 was approximately $85,000 and $82,238, respectively.

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

Recent Pronouncements

The Company evaluated recent accounting pronouncements through June 30, 2024, and believes that none have a material effect on the Company’s financial statements.

Concentration Risks

Prior to the closing of the Champion Entities in 2022, the Company purchased a substantial portion (over 20%) of its inventory from two third-party vendors. With the closing of the Champion Entities, the Company no longer purchases a substantial portion (over 20%) of its inventory from these third-party vendors. As of June 30, 2024 and December 31, 2023, the net amount due to these third-party vendors (accounts payable and accrued expense) was $0.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the six months ended June 30, 2024, and 2023 of ($7,954,282) and ($817,259), respectively. The Company’s accumulated deficit was ($53,167,876) as of June 30, 2024, and ($45,213,594) as of December 31, 2023. The Company’s working capital was $129,940 as of June 30, 2024, compared to $4,551,927 as of December 31, 2023.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues and profitability. The Company is currently conducting a Reg. A+ offering on Form 1-A that became effective on March 13, 2024. Total amount to be sought under this Reg. A+ offering is approximately $20.0 million. The Company due to its notification and termination of its prior PCAOB accountants is required to re-audit its financial statements for the past two years for inclusion in the Reg. A+ offering documents. Until that time that the financial statements are re-audited and opined on by its new PCAOB accountants it is not able to intake any of the proceeds committed to the offering.

Management believes that sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution to its existing stockholders. As indicated in our footnotes to our consolidated financial statements, most of our current debt instruments are charging high interest rates. These interest payments and/or premium repayments and prepayments may make it difficult for us to enter into new debt agreements. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay some of its business objectives and efforts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Inventory – Finished Goods and Work in Progress	$4,348,031	$4,017,381
Inventory – Raw Materials	2,009,087	1,770,612
Total Inventory	$6,357,118	$5,787,993

The Company accounts for excess or obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

Included in inventory – finished goods and work in progress is approximately $60,000 in finished products related to our American Rebel branded beer lager as of June 30, 2024. This inventory is immediately available to the consumer and for distribution. During the three and six-month periods ended June 30, 2024 we wrote off approximately $180,000 and $180,000, respectively, of this finished product branded beer lager inventory. This is considered a one-time event.

When inventory is physically disposed of, we account for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. Our valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. There were no other material write-offs or inventory reserves during the three and six-months ended June 30, 2024 and 2023 other than what is described above with respect to our branded beer lager.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Plant, property and equipment	$375,316	$353,885
Vehicles	398,121	435,153
	773,437	789,038
Less: Accumulated depreciation	(462,661)	(428,543)
Net property and equipment	$310,776	$360,495

For the three-month and six-month periods ended June 30, 2024 and 2023 we recognized $30,681 and $25,275, and $54,996 and $54,365 in depreciation expense, respectively. We depreciate these assets over a period of 5 – 7 years, which has been deemed their useful life.

NOTE 5 – RELATED PARTY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $86,154 and $60,000 plus stock awards (granted and issued) of $0 and $0, respectively for the three months ended June 30, 2024 and 2023 and $162,500 and $120,000 plus stock awards (granted and issued) of $0 and $0, respectively for the six months ended June 30, 2024 and 2023. Doug E. Grau serves as the Company’s President and Interim Principal Accounting Officer. Compensation for Mr. Grau was $70,000 and $30,000 plus stock awards (granted and issued) of $0 and $0, respectively for the three months ended June 30, 2024 and 2023 and $132,500 and $70,000 plus stock awards (granted and issued) of $0 and $0, respectively for the six months ended June 30, 2024 and 2023.

Both Messrs. Ross and Grau serve as the Company’s Chief Executive Officer and President, respectively. Compensation for both, Messrs. Ross and Grau, includes a base salary and a bonus based upon certain performance measures approved by the board of directors. Three of our officers lent the Company approximately $260,793, net of repayments during the six months ended June 30, 2024, the loans are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding and usually receives repayment a few months later, pending working capital needs.

Corey Lambrecht serves as the Company’s Chief Operating Officer. Mr. Lambrecht and the Company entered into an employment agreement on November 20, 2023. Mr. Lambrecht’s employment agreement provides for an initial annual base salary of $260,000, which may be adjusted by the board of directors of the Company. Mr. Lambrecht at this time continues as a director but ceased being an independent director of the Company. Mr. Lambrecht received approximately $130,000 and $0 for his services as an officer of the Company for six months ended June 30, 2024, and $45,000 as an independent consultant for the Company for the six months ended June 30, 2023, respectively.

The Company in connection with its employment agreements, as amended, reserved for issuance of 62,500,000 shares of its common stock that are convertible under the Series A preferred stock conversion terms.

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on November 20, 2023 for Mr. Lambrecht recognized $4,612,500 as a total value for the share-award grant and $246,000 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the six months ended June 30, 2024 the Company recognized an additional $1,007,334 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2024 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 6,250,000 of shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Per Mr. Ross’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on October 31, 2023 for Mr. Ross recognized $8,752,500 as a total value for the share-award grant and recognized $466,800 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the six months ended June 30, 2024 the Company recognized an additional $2,079,834 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2024 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 5,000,000 of shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Per Mr. Grau’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on October 31, 2023 for Mr. Grau recognized $8,752,500 as a total value for the share-award grant and recognized $466,800 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the six months ended June 30, 2024 the Company recognized an additional $2,079,834 in compensation expense attributable to the share award grant and respective earn-out.

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

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Working capital loan with a director of the Company on June 28, 2024. The prepayment or purchase price prior to July 31, 2024 is 120.0% or $480,000, the prepayment or purchase price after July 31, 2024 and prior to August 31, 2024 is 125.0% or $500,000, thereafter the purchase price is $520,000 or 130.0% on or before September 30, 2024.	480,000	-

Total recorded as a current liability	$480,000	$-

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note are to be utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note is due on September 30, 2024, with a repayment amount of $520,000. The Company may reduce the repayment amount to $500,000 if the Note is repaid on or before August 31, 2024.

NOTE 6 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America (“LOC”). The LOC accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at June 30, 2024 and December 31, 2023 for the Company was 7.45% and 7.48%, respectively), and is secured by all the assets of the Champion Entities. The LOC expired February 28, 2024. The outstanding amount due on the LOC at June 30, 2024 and December 31, 2023 was, respectively.

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Line of credit from a financial institution.	$1,992,129	$1,456,929

Total recorded as a current liability	$1,992,129	$1,456,929

As of June 30, 2024 and December 31, 2023 the total balance due of $1,992,129 and $1,456,929 is reported as current as the LOC was to be repaid within one year, with subsequent drawdowns as needed by the Company. Upon inception the Company paid a one-time loan fee equal to 0.1% of the LOC amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus an additional 2.05% rate.

Initially the Company drew down on the LOC in the amount of $1.7 million, with subsequent net payments and draws on the LOC. The Company during the first quarter of 2024 increased the LOC amount beyond its initial drawdown amount.

The maturity date on the LOC was initially extended by Bank of America to April 30, 2024. The balance at the maturity was approximately $1.9 million and access to the line of credit with Bank of America was terminated. The Company, through its wholly-owned subsidiary Champion, and Bank of America have continued meaningful dialogue and the Company is working with Bank of America regarding term loan repayment options for the original LOC.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Working capital loans with an irrevocable trust established in the state of Georgia, which assumed a previous loan held by a different limited liability company in the amount of $600,000 made on or about June 30, 2022. The two working capital loans are demand loans and accrue interest at 12% per annum with interest only payments that are due by the last day of the quarter. The 1st loan in the amount of $150,000 was due and payable on December 31, 2023 was partially repaid with the remaining $75,000 due on June 30, 2024, the 2nd loan in the amount of $300,000 is due and payable on June 30, 2024.	375,000	450,000
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $162,667.20 on June 30, 2024 with six (6) additional payments of $18,074.14 on the 30th of each month following funding. The working capital loan is due and payable on December 31, 2024. The working capital loan has an effective interest rate of 35.4% without taking into account the 15% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1).	235,750	-
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $13,881.78 on June 30, 2024 with eight (8) additional payments of $13,881.78 on the 30th of each month following funding. The working capital loan is due and payable on February 28, 2025. The working capital loan has an effective interest rate of 18.8% without taking into account the 12% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1).	111,550	-
Working capital loan agreement with a limited liability company domiciled in the state of Delaware. The working capital loan requires an initial payment of $13,881.78 on June 30, 2024 with eight (8) additional payments of $13,881.78 on the 30th of each month following funding. The working capital loan is due and payable on February 28, 2025. The working capital loan has an effective interest rate of 18.8% without taking into account the 12% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1).	111,550	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with a corporate entity domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $75,000 per month (beginning on May 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to April 1, 2024 is 125% or $625,000, the repurchase price after April 1, 2024 and prior to May 5, 2024 is 137.5% or $675,000, thereafter the repurchase price is $687,500 plus payments of $75,000 per month due on the fifth calendar day of each month until repurchased in its entirety. On May 13, 2024 the Company and the holder of the revenue participation interest entered into a settlement and conversion agreement whereby the Company issued Series D preferred stock as full satisfaction for the revenue participation interest loan.	-	500,000
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $10,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $140,000, the repurchase price after June 1, 2024 is 154% or $154,000, plus payments of $10,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 5.15% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	154,000	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $10,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $140,000, the repurchase price after June 1, 2024 is 154% or $154,000, plus payments of $10,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 5.15% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	154,000	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $10,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $140,000, the repurchase price after June 1, 2024 is 154% or $154,000, plus payments of $10,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 5.15% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	154,000	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $7,500 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $105,000, the repurchase price after June 1, 2024 is 154% or $115,500, plus payments of $7,500 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 3.86% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	115,500	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with a limited liability company domiciled in the state of Colorado. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $30,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $420,000, the repurchase price after June 1, 2024 is 154% or $462,000, plus payments of $30,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 15.45% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	462,000	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $50,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $700,000, the repurchase price after June 1, 2024 is 154% or $770,000, plus payments of $50,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 25.6% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	770,000	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $26,000 each for 64 weeks on the Friday following funding. The working capital loan is due and payable on June 20, 2025 with a final payment of $26,000. Interest rate approximates 40.95% per annum if the Company does not prepay the working capital loan prior to June 20, 2025.	1,088,440	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $11,731 each for 62 weeks on the Friday following funding. The working capital loan was due and payable on December 27, 2024 with a final payment of $11,731.	-	500,000
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross (Secured Loan #1). The working capital loan requires payments of $20,000 each for 64 weeks on the Friday following funding. The working capital loan was due and payable on July 5, 2024 with a final payment of $20,000.	-	504,214

	$3,731,790	$1,954,214

Total recorded as a current liability	$3,731,790	$1,954,214

At June 30, 2024, and December 31, 2023, the outstanding balance due on all of the working capital notes payable was $3,731,790 and $1,954,214, respectively.

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

As of June 30, 2024 and December 31, 2023, we had goodwill of $2,000,000 presented within other long-term assets in our consolidated balance sheets, directly related to our 2022 acquisition of the Champion Entities.

The Company will review its goodwill for impairment periodically (based on economic conditions) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charges were recognized during the three months and six months ended June 30, 2024 and 2023.

NOTE 9 – INCOME TAXES

At June 30, 2024 and December 31, 2023, the Company had a net operating loss carry forward of $55,856,751 and $45,213,594, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Deferred tax asset:
Net operating loss carryforward	$11,729,920	$9,494,850
Total deferred tax asset	11,729,920	9,494,850
Less: Valuation allowance	(11,729,920)	(9,494,850)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of June 30, 2024, and December 31, 2023, was $11,729,920 and $9,494,850, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of June 30, 2024, and December 31, 2023, and recognized 100% valuation allowance for each period.

Reconciliation between the statutory rate and the effective tax rate for both periods and as of June 30, 2024 and December 31, 2023:

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

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. At June 30, 2024, the 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 125,000 shares issued and outstanding of its Series A convertible preferred stock, 350,000 shares authorized and 75,143 shares issued and outstanding of its Series B convertible preferred stock, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock, and 500,000 shares authorized and 133,334 shares issued and outstanding of its Series D convertible preferred stock.

On June 27, 2023, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25. The share numbers and pricing information in this report are adjusted to reflect the reverse stock split for the 2023 comparative periods presented.

On April 23, 2024, the Company received notice from Nasdaq indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until October 21, 2024, to regain compliance. According to the notification from Nasdaq, the staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly held shares and all other applicable Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day compliance period, the closing bid price of the common stock is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance. If compliance cannot be demonstrated by October 21, 2024, Nasdaq will provide written notification that the common stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

On April 24, 2024, the Company received notice from Nasdaq indicating that Staff determined to grant the Company an extension until June 15, 2024 to regain compliance with the rule by holding an annual meeting of shareholders. At the annual meeting, shareholders must be afforded the opportunity to discuss company affairs with management and, if required by the company’s governing documents, to elect directors. The Company expects to hold an annual meeting within such timeframe. While the compliance plan is pending, the Company’s securities will continue to trade on NASDAQ.

On May 3, 2024, the Securities and Exchange Commission (the “Commission”) entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Borgers”) and its sole audit partner, Benjamin F. Borgers CPA, permanently barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the Commission as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as the Company’s independent registered public accounting firm, nor can BF Borgers issue any audit reports included in Commission filings or provide consents with respect to audit reports.

On May 3, 2024, the Company dismissed BF Borgers as its independent registered public accounting firm. The Company’s audit committee unanimously approved the decision to dismiss BF Borgers.

The Company is required to re-audit its financial statements for the years ending December 31, 2022 and 2023. The Company and its auditors are in process of completing these audits for the two years described above and if any changes to the financial statements are needed to be made the Company will issue a non-reliance notice to the public on Current Report on Form 8-K. No report is needed as of the date of this Report.

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

Stock-based compensation is presented in accordance with the guidance of ASC 718. Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings.

Modified Terms of Series A Preferred Stock

On October 31, 2023, the Company board of directors approved amending and restating the certificate of designation of the Company’s Series A Convertible Preferred Stock to increase the number of shares from 100,000 to 150,000 and to allow for the conversion of the Series A Preferred Stock under certain circumstances and vesting requirements. On November 20, 2023 the Company issued 25,000 shares of its Series A Preferred Stock to Mr. Lambrecht, pursuant to his employment agreement as Chief Operating Officer. Mr. Lambrecht’s shares of Series A Preferred Stock will vest in the following manner, 25% upon signing of the employment agreement, 25% on the 1st of January 2024, and 25% for the following two anniversaries. Messrs. Ross and Grau who are holders of the Series A Preferred Stock will also enjoy the vesting of their shares of Series A Preferred Stock in the following manner; 20% on the 1st of January 2024 and 20% thereafter for the following 4 anniversaries. The Company has determined, and appropriately recorded in its statement of operations a compensation expense associated with the conversion or convertibility of the Series A Preferred Stock into common stock of the Company on a 500:1 basis. Based on the vesting schedule afforded to the holders of the Series A Preferred Stock, 3,125,000 shares of common stock could be issued upon the conversion of 6,250 shares of Series A Preferred Stock as of December 31, 2023, and immediately subsequent to December 31, 2023, another 13,125,000 shares of common stock could be issued upon the conversion of 26,250 shares of Series A Preferred Stock on January 1, 2024. The conversion of the Series A Preferred Stock is at the discretion of the holder unless there are special circumstances. The Company will recognize the stock compensation expense attributable to each awarded employee over the vesting term.

New Preferred Stock Series and Designations and Reg. A+ Offering

On November 3, 2023, the Company’s board of directors approved the designation of a new Series C Convertible Cumulative Preferred Stock (the “Series C Designation”).

The Company filed a registration statement on Form 1-A offering up to 2,666,666 shares of Series C Preferred Stock, at an offering price of $7.50 per share, for a maximum offering amount of $19,999,995. There is a minimum initial investment amount per investor of $300.00 for the Series C Preferred Stock and any additional purchases must be made in increments of at least $7.50. No Series C Preferred Stock was issued and outstanding at June 30, 2024 and December 31, 2023.

On May 10, 2024, the Company’s board of directors approved the designation of a new Series D Convertible Preferred Stock (the “Series D Designation”). The Series D Designation was filed by the Company with the Secretary of State of Nevada on May 10, 2024, and designated 2,500,000 shares of Series D Preferred Stock, $0.001 par value per share. The Series D Preferred Stock has the following rights:

Stated Value. Each share of Series D Preferred Stock has an initial stated value of $7.50, subject to appropriate adjustment in relation to certain events, such as recapitalizations, stock dividends, stock splits, stock combinations, reclassifications or similar events affecting the Series D Preferred Stock.

Conversion at Option of Holder. Each share of Series D Preferred Stock shall be convertible into shares of Common Stock at a fixed price per share of $1.50 (1 share of Series C Preferred Stock converts into 5 shares of Common Stock), at the option of the holder thereof, at any time following the issuance date of such share of Series D Preferred Stock at the Company’s office or any transfer agent for such stock. The conversion price ($1.50) shall not be adjusted for stock splits, stock dividends, recapitalizations or similar events.

Forced Conversion – If the closing price of the Company’s Common Stock during any ten consecutive trading day period has been at or above $2.25 per share (as adjusted for stock splits, stock dividends recapitalizations and similar events), then the Company shall have the right to require the holder of the Series D Preferred Stock to convert all, or any portion of, the shares of Series D Preferred Stock held by such holder for shares of Common Stock. If the Company elects to cause a forced conversion of the shares of Series D Preferred Stock, then it must simultaneously take the same action with respect to all of the other shares of Series D Preferred Stock then outstanding on a pro rata basis.

Voting Rights. The Series D Preferred Stock has no voting rights relative to matters submitted to a vote of the Company’s stockholders (other than as required by law). The Company may not amend its articles of incorporation or the Series D Designation (whether by merger, consolidation, or otherwise) to materially and adversely change the rights, preferences or voting power of the Series D Preferred Stock without the affirmative vote of at least two-thirds of the votes entitled to be cast on such matter by holders of the Company’s outstanding shares of Series D Preferred Stock, voting together as a class.

Conversion of Revenue Interest Loan for Preferred Stock Series D and Potential Issuance of Common Stock Equivalents from the Conversion of Series D

On May 13, 2024 the Company and the holder of the Revenue Interest Loan #1 entered into a settlement and conversion agreement (“Securities Exchange Agreement”) whereby the Company is to issue a certain number of shares of Series D convertible preferred stock as full satisfaction for the revenue participation interest agreement or loan. The Series D convertible preferred stock was purchased at $7.50 per share. Total loan balance and premium payment for inducement for Revenue Interest Loan #1 on the date of settlement and conversion was $1,000,005. The Series D convertible preferred stock is convertible at the option of the holder into common stock of the Company at a fixed price per share of $1.50 per share.

The Company issued one hundred thirty-three thousand three hundred thirty-four (133,334) shares of the Series D Preferred Stock. The Securities Exchange Agreement is intended to be effected as an exchange of securities issued by the Company pursuant to Section 3(a)(9) of the Securities Act. For the purposes of Rule 144, the Company acknowledges that the holding period of the Securities Exchange Agreement (and upon conversion thereof, if any, into shares of the Company’s common stock) may be tacked onto the holding period of the Series D Preferred Stock received by the holder. The Company agrees not to take a position contrary to this unless required by regulatory authorities and their determination to the contrary.

At June 30, 2024 and December 31, 2023, there were 22,129,920 and 9,004,920 shares of common stock issued (which includes reserved for) and outstanding, respectively; and 75,143 and 75,143 shares of Series B preferred stock issued and outstanding, respectively, and 125,000 and 125,000 shares of its Series A preferred stock issued and outstanding, respectively; and 133,334 and 0 shares of its Series D preferred stock issued and outstanding, respectively. No Series C preferred stock was issued or outstanding at June 30, 2024 or December 31, 2023.

NOTE 11 – WARRANTS AND OPTIONS

As of June 30, 2024, no Prefunded Warrants remained issued and outstanding with respect to the July PIPE transaction. The Prefunded Warrants were purchased in their entirety by the holders of the warrants for $27.50 per warrant. The Prefunded Warrants required the payment of an additional $0.25 per warrant and the written notice of exercise to the Company to convert the Prefunded Warrant into one share of common stock of the Company. During the period from July 12, 2022 through December 31, 2023, the Company received notice on 448,096 Prefunded Warrants converting into 448,096 shares of common stock.

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

As of June 30, 2024 and December 31, 2023, there were 6,136,892 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at December 31, 2023 and June 30, 2024. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)

Stock Price	$0.47	$0.31
Exercise Price	$1.10	$1.10
Term (expected in years)	4.1	4.7
Volatility	54.84%	17.18%
Annual Rate of Dividends	0.0%	0.0%
Risk Free Rate	5.09%	4.79%

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2023, and for the six months ended June 30, 2024.

	Shares	Weighted- Average Exercise Price Per Share		Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2022 (audited)	1,096,455	$30.50		4.50 years	-
Granted	615,000	$4.37		5.00 years	-
Granted in Debt Conversion	686,499	$4.24		5.00 years	-
Granted Prefunded Warrants	1,365,251	$1.10		4.00 years	-
Granted in PIPE transaction	5,977,374	$1.10	*	5.00 years	-
Exercised	(3,603,687)	$0.88		5.00 years	-
Expired	-	-		-	-
Outstanding and Exercisable at December 31, 2023 (audited)	6,136,892	$3.15		4.70 years
Granted	-	$-		-	-
Exercised	-	$-		-	-
Expired	-	$-		-	-
Outstanding and Exercisable at June 30, 2024 (unaudited)	6,136,892	$3.15		4.10 years	-

-	*Pursuant to the Inducement Agreement the following warrants were repriced with an exercise price of $1.10 per warrant.

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

Rent expense for operating leases totaled approximately $185,000 and $225,000 and $370,000 and $450,000 for the three and six-months ended June 30, 2024, and 2023, respectively. These amounts are included in our condensed consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	June 30, 2024	December 31, 2023
		(unaudited)	(unaudited)
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,312,831	$1,946,567
Right-of-use lease liability, current	Other current liabilities	791,222	1,039,081
Right-of-use lease liability, long-term	Right-of-use operating lease liability	521,609	907,486

Other information related to leases is presented below:

	Six Months Ended June 30,
	2024	2023
	(unaudited)	(unaudited)
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows from operating leases	$328,118	$243,501
Weighted Average Remaining Lease Term:
Operating leases	2.8 years	3.0 years
Weighted Average Discount Rate:
Operating leases	10.00%	5.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
July 1, 2024 – June 30, 2025	$638,836
July 1, 2025 – June 30, 2026	312,295
July 1, 2026 – June 30, 2027	267,302
July 1, 2027 – June 30, 2028	256,782
July 1, 2028 – June 20, 2029	64,754
Thereafter	-
Total future minimum lease payments, undiscounted	1,539,969
Less: Imputed interest	(227,138)
Present value of future minimum lease payments	$1,312,831

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

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of June 30, 2024 and December 31, 2023 there were no outstanding letters of credit issued during the normal course of business. These letters of credit could reduce our available borrowings. During the six months ended June 30, 2024 the Company continues to hold a line of credit with a major financial institution. The amount due on the line of credit as of June 30, 2024 was $1,992,129. The Company is currently not in compliance with its terms and covenants; however, it intends on renegotiating the terms and covenants of the line of credit.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2024, through the date the financial statements were issued and determined that there were the following subsequent events:

The maturity date on the Champion line of credit was initially extended by Bank of America to April 30, 2024. The balance at the maturity date was approximately $1.9 million and access to the line of credit with Bank of America was terminated. Champion and Bank of America have continued dialogue and the Company is working with Bank of America regarding term loan repayment options.

On July 2, 2024, American Rebel, Inc., a wholly-owned subsidiary of the Company, entered into a Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.

On July 8, 2024, the Company, and two of its subsidiaries (American Rebel, Inc. and Champion Safe Company, Inc.) entered into a subordinated business loan and security agreement (“Loan”) with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,312,500 which principal and interest (of $577,500) is due on January 20, 2025. Commencing July 15, 2024, the Company is required to make weekly payments of $67,500 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default. In connection with the loan, the holder was issued a subordinated secured promissory note, dated July 8, 2024, in the principal amount of $1,312,500 which note is secured by all of the borrower’s assets, including receivables, subject to certain outstanding liens and agreements.

On July 10, 2024, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Series D convertible preferred stock holder, pursuant to which the holder agreed to convert the 133,334 shares of Series D convertible preferred stock it held into 2,232,143 shares of common stock, par value $0.001 per share, of the Company. The shares of common stock underlying the Series D convertible preferred stock was reduced and repriced from $1.50 per share to $0.448 per share (which this price represents the closing price for the Company’s common stock on NASDAQ for the day immediately preceding the date of the Conversion Agreement).

As a result of the July 10, 2024 conversion of Series D convertible preferred stock, the exercise price of 2,988,687 current warrants was reduced from $1.10 per share to $0.448 per share.

On July 22, 2024, the Company and an accredited investor lending source entered into an agreement whereby $300,000 of the Assumption Loan was acquired by the accredited investor lending source from the original holder. The agreement entered into was structured as an installment purchase between the two accredited investor lending sources. The Company entered into an amended note payable, which by its terms became a $300,000 no interest convertible note, due and payable on July 22, 2025 (“Amended Convertible Note Payable”). The conversion price is fixed at $0.448 per share, with the normal share reserve and conversion mechanics. The Company issued 223,214 shares of common stock to the holder of the amended note payable and retired $100,000 of this $300,000 debt. The shares were issued to the holder without restrictive legend and a new amended convertible note payable of $200,000, due and payable on July 22, 2025.

On July 23, 2024, the Company received notice of a complaint filed in the U.S. District Court for the District of Utah by Liberty Safe and Security Products, Inc. (“Liberty”), in connection with the marketing and sale of the Company’s and its subsidiaries, Champion Safe Company, Inc., line of safe products. As of the date of this Report, the complaint has not been served on the Company or Champion Safe. In the complaint, Liberty alleges trademark infringement as a result of the purported use of the term “Freedom” in the sale of safes, federal false designation of origin and unfair competition, violation of Utah deceptive trade practices, Utah unfair competition, and damages to Liberty. Management believes that this lawsuit is without merit and intends to vigorously contest these allegations. However, management believes that the costs of defending these claims and any liability that could arise as a result of these allegations could have a material adverse effect on its business, financial condition or results of operations.

On July 25, 2024, Champion Safe Company received a notice of default and demand for payment from Bank of America regarding the Company’s Line of Credit. The current balance owing to the bank is $2,017,539.27 and interest is accruing at $743.38 per day. The Company is currently negotiating a forbearance or other cure to the default and a plan for repayment of the credit facility within sixty (60) to ninety (90) days with its assigned relationship manager at the bank.

Effective August 5, 2024, the Company entered into two securities exchange and amendment agreements with two accredited investors, whereby the Company agreed to issue the investor 10,010 shares of Series D Convertible Preferred Stock in exchange for a portion of a $75,000 revenue interest owned by one such investor, and whereby the Company agreed to issue the investor 12,134 shares of Series D Convertible Preferred Stock in exchange for a portion of a $100,000 revenue interest owned by a second such investor. Commencing on October 1, 2024, and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Agreement, the investors have the right to receive $7,500 and $10,000 per month, respectively, from the Company generated from its operating subsidiaries

Effective August 5, 2024, the Company entered into three Amended Revenue Interest Purchase Agreements with two individual accredited investors and one corporate accredited investor. Commencing on October 1, 2024, and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Agreement, the investors have the right to receive $10,000, $10,000 and $30,000 per month, respectively, from the Company generated from its operating subsidiaries.

On August 9, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $179,400.

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

Description of Our Business

Overview

American Rebel is boldly positioning itself as America’s Patriotic Brand. The Company has identified the market opportunity to design, manufacture, and market beverages and innovative concealed carry products and safes. American Rebel accesses its market uniquely through its positioning as America’s Patriotic Brand and the appeal of its products as well as through the profile and public persona of its founder and Chief Executive Officer, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest-growing bow company in 2007 and 2008. Andy has released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by over 2 million times. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below or elsewhere in this Quarterly Report. We believe that the perception that many people have of a public company makes it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

The Company operates primarily as a designer, manufacturer and marketer of beverages, branded safes and personal security and self-defense products. Additionally, the Company designs and produces branded apparel and accessories.

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

The “concealed carry lifestyle” refers to a set of products and a set of ideas around the emotional decision to carry a gun everywhere you go. The American Rebel brand strategy is similar to the successful Harley-Davidson Motorcycle philosophy, referenced in this quote from Richard F. Teerlink, Harley’s chairman and former chief executive, “It’s not hardware; it is a lifestyle, an emotional attachment. That’s what we have to keep marketing to.” As an American icon, Harley has come to symbolize freedom, rugged individualism, excitement and a sense of “bad boy rebellion.” American Rebel – America’s Patriotic Brand has significant potential for branded products as a lifestyle brand. Its innovative Concealed Carry Product line and Safe line serve a large and growing market segment; but it is important to note we have product opportunities beyond Concealed Carry Products and Safes. One such opportunity is American Rebel Light Lager. American Rebel Light Beer is “America’s Patriotic, God-Fearing, Constitution-Loving, National Anthem-Singing, Stand Your Ground Beer.” Management believes a significant opportunity exists to enter the $110+ billion dollar beer industry with a premium domestic beer. Current distribution agreements are in place for the states of Kansas and Tennessee and portions of Ohio and Connecticut.

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

Upcoming Product Offerings

To further complement our diverse product offerings, we intend to introduce additional products in 2025.

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

Recent Developments

Establishment of American Rebel Beer

On August 9, 2023, the Company entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer will launch regionally in 2024. The Company paid a setup fee and security deposit to Associated Brewing. We established American Rebel Beverages, LLC as a wholly-owned subsidiary specifically to hold our alcohol licenses and conduct operations for our beer business.

Acquisition of Champion Entities

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc. (“Champion Safe”), Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico”) and, together with Champion Safe, Superior Safe, Safe Guard and Champion Safe Mexico, collectively, the (“Champion Entities”) and Mr. Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from Crosby. This transaction was completed on July 29, 2022. As of the date of this Report, the Champion Entities have been integrated with our existing operations and are under the control of our management team.

Champion Safe Combined Group

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. (the “Champion Entities”, “Champion Safe Combined Group” or “Champion”) and Mr. Ray Crosby (“Crosby”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from Crosby. The closing occurred on July 29, 2022.

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

Results of Operations

From inception through June 30, 2024, we have generated an operating deficit of $55,856,751. We expect to incur additional losses during fiscal year ending December 31, 2024, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	Three months ended June 30, 2024	Three months ended June 30, 2023
Revenue	$3,255,393	$3,670,571
Cost of goods sold	3,224,738	2,982,688
Gross margin	30,655	687,883

Expenses:
Consulting/payroll and other costs	445,166	828,520
Compensation expense – officers – related party	212,500	102,985
Compensation expense – officers – deferred comp – related party	1,344,125	-
Rental expense, warehousing, outlet expense	80,515	275,474
Product development costs	337,771	-
Marketing and brand development costs	299,655	172,617
Administrative and other	1,228,163	833,851
Depreciation and amortization expense	30,681	25,275
	3,978,576	2,238,722
Operating income (loss)	(3,947,921)	(1,550,839)

Other Income (Expense)
Interest expense	(1,055,282)	(148,437)
Interest income	199	-
Employee retention credit funds, net of costs to collect	-	1,107,672
Gain/(loss) on sale of equipment	-	1,400
Gain/(loss) on extinguishment of debt	(250,000)	-
	(1,305,083)	960,635

Net income (loss) before income tax provision	(5,253,004)	(590,204)
Provision for income tax	-	-
Net income (loss)	$(5,253,004)	$(590,204)

For the three months ended June 30, 2024, we reported Revenues of $3,255,393 compared to Revenues of $3,670,571 for the three months ended June 30, 2023. The decrease in Revenues of $415,178 (or -11% period over period (PoP)) for the current period compared to the three months ended June 30, 2023, is attributable to slower sales for 2024 and current market conditions. For the three months ended June 30, 2024, we reported Cost of Goods Sold of $3,224,738, compared to Cost of Goods Sold of $2,982,688 for the three months ended June 30, 2023. The increase in Cost of Goods Sold of $242,050 (or 8% period over period (PoP)) for the current period is primarily attributable to a marginal decrease in sales along with higher costs of goods sold for the period. For the three months ended June 30, 2024, we reported Gross Margin of $30,655, compared to Gross Margin of $687,883 for the three months ended June 30, 2023. The decrease in Gross Margin of $657,228 (or -96% period over period (PoP)) for the three months ending June 30, 2024, compared to the three months ending June 30, 2023 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentages for the three months ended June 30, 2024 was 1% compared to 19% for the three months ended June 30, 2023. We expect our Gross Margin percentages for this time of year to be consistently in the 20% range. If not within this range we will try to increase our sales volume to in order to increase our margins, with better pricing power, better buying power on costs of goods, inventory and of course inventory management. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the three months ended June 30, 2024 were $3,978,576 compared to $2,238,722 for the three months ended June 30, 2023 as further described below. Overall, we experienced a $1,739,854 increase in operating expenses or a 77% period over period (PoP) increase in operating expenses from the prior year comparable period. This increase is due to the recognition of the deferred compensation expense. With the successful integration of the Champion acquisition, we believe this will begin to drop or decrease as a percentage of Revenues as we increase our sales volume.

For the three months ended June 30, 2024, we incurred consulting/payroll and other costs (along with officer compensation) of $2,001,691 compared to consulting/payroll and other costs (along with officer compensation) of $931,505 for the three months ended June 30, 2023. The increase in consulting/payroll and other costs of $1,070,186 (or 115% period over period (PoP)) was due to the recognition of the deferred compensation expense due to common stock equivalents on our Series A preferred stock. The Company expects to try and maintain its consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the three months ended June 30, 2024, we incurred rental expense, warehousing, outlet expense of $80,515, compared to rental expense, warehousing, outlet expense of $275,474 for the three months ended June 30, 2023. The decrease in rental expense, warehousing, outlet expense of $194,959 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term. The Company may look to consolidate some of its space as needed as it fine tunes the Champion business.

For the three months ended June 30, 2024, we incurred product development expenses of $337,771, compared to product development expenses of $0 for the three months ended June 30, 2023. The increase in product development expenses of $337,771 (or incalculable period over period (PoP)) is due to some of the Company’s current product development expenses in the three months ended June 30, 2023 period being included in consulting/payroll and other costs accounts which we believe provides for a better presentation of our historical business expenses than pure product development expense. For these three months ended June 30, 2024 we’ve incurred expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended June 30, 2024, we incurred marketing and brand development expenses of $299,655, compared to marketing and brand development expenses of $172,617 for the three months ended June 30, 2023. The increase in marketing and brand development expenses of $127,038 (or 74% period over period (PoP)) relates primarily to initial market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended June 30, 2024, we incurred administrative and other expense of $1,228,163, compared to administrative and other expense of $833,851 for the three months ended June 30, 2023. The increase in administrative and other expense of $394,312 (or 47% period over period (PoP)) relates directly to increased legal and other professional fees that we incurred in our registered public offerings and capital raising efforts, along with additional expenses picked up from our acquisition of Champion. The Company believes as it grows its sales base it will also increase its administrative and other expense commensurate with the increased profits for the future.

For the three months ended June 30, 2024, we incurred depreciation and amortization expense of $30,681, compared to depreciation and amortization expense of $25,275 for the three months ended June 30, 2023. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the three months ended June 30, 2024, we incurred interest expense of $1,055,282, compared to interest expense of $148,437 for the three months ended June 30, 2023. The increase in interest expense of $906,845 is due to a significant number of notes being paid during 2023 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, in excess of 18% on our existing working capital notes payable, and on our new working capital notes payable we are paying more than 40% per annum on these debt instruments. The Company believes that it will manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a reasonable amount as we grow the business and its sales volume. For the three months ended June 30, 2024, we incurred a loss on settlement of debt of $250,000. This loss on the settlement of debt was in association with the Company negotiating with a revenue interest purchase note payable holder to convert their debt into equity of the Company. This payment was to induce the holder to settle and convert this debt instrument prior to June 30, 2024. This was a one-time event.

Net Loss

Net loss for the three months ended June 30, 2024, amounted to $5,253,004, resulting in a loss per share of $0.89, compared to $590,204 for the three months ended June 30, 2023, resulting in a loss per share of $0.87. The increase in the net loss from the three months ended June 30, 2023 to the three months ended June 30, 2024 is from a myriad of expenses that the Company incurred in the quarter, such as professional and legal fees, increased costs in marketing, the softening of gross margin on sales, and the recognition of deferred compensation expense. The Company’s management believes with increasing sales volume, launching new products and strict adherence to cost cutting measures in its legacy business and best practices that net positive income can be achieved for the business.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	Six months ended June 30, 2024	Six months ended June 30, 2023
Revenue	$7,299,230	$8,072,670
Cost of goods sold	6,427,252	5,774,014
Gross margin	871,978	2,298,656

Expenses:
Consulting/payroll and other costs	997,079	1,684,846
Compensation expense – officers – related party	425,000	191,258
Compensation expense – officers – deferred comp – related party	2,478,125	-
Rental expense, warehousing, outlet expense	232,181	502,134
Product development costs	436,400	16,495
Marketing and brand development costs	564,710	425,342
Administrative and other	1,908,677	1,195,000
Depreciation and amortization expense	54,996	54,365
	7,097,168	4,069,440
Operating income (loss)	(6,225,190)	(1,770,784)

Other Income (Expense)
Interest expense	(1,479,141)	(155,547)
Interest income	711	-
Employee retention credit funds, net of costs to collect	-	1,107,672
Gain/(loss) on sale of equipment	(662)	1,400
Gain/(loss) on extinguishment of debt	(250,000)	-
	(1,729,092)	953,525

Net income (loss) before income tax provision	(7,954,282)	(817,259)
Provision for income tax	-	-
Net income (loss)	$(7,954,282)	$(817,259)

For the six months ended June 30, 2024, we reported Revenues of $7,299,230 compared to Revenues of $8,072,670 for the six months ended June 30, 2023. The decrease in Revenues of $773,440 (or -10% period over period (PoP)) for the current period compared to the six months ended June 30, 2023, is attributable to slower sales for 2024 and current market conditions. For the six months ended June 30, 2024, we reported Cost of Goods Sold of $6,427,252, compared to Cost of Goods Sold of $5,774,014 for the six months ended June 30, 2023. The increase in Cost of Goods Sold of $653,238 (or 10% period over period (PoP)) for the current period is primarily attributable to a marginal decrease in sales along with higher costs of goods sold for the period. For the six months ended June 30, 2024, we reported Gross Margin of $871,978, compared to Gross Margin of $2,298,656 for the six months ended June 30, 2023. The decrease in Gross Margin of $1,426,678 (or -62% period over period (PoP)) for the six months ending June 30, 2024, compared to the six months ending June 30, 2023 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentages for the six months ended June 30, 2024 was 12% compared to 28% for the six months ended June 30, 2023. We expect our Gross Margin percentages for this time of year to be consistently in the 20% range. If not within this range we will try to increase our sales volume to in order to increase our margins, with better pricing power, better buying power on costs of goods, inventory and of course inventory management. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the six months ended June 30, 2024 were $7,097,168 compared to $4,069,440 for the six months ended June 30, 2023 as further described below. Overall, we experienced a $3,027,728 increase in operating expenses or a 74% period over period (PoP) increase in operating expenses from the prior year comparable period. This increase is directly attributable to the recognition of deferred compensation expense. With the successful integration of the Champion acquisition, we believe this will begin to drop or decrease as a percentage of Revenues as we increase our sales volume.

For the six months ended June 30, 2024, we incurred consulting/payroll and other costs (along with officer compensation) of $3,900,204 compared to consulting/payroll and other costs (along with officer compensation) of $1,876,104 for the six months ended June 30, 2023. The increase in consulting/payroll and other costs of $2,024,100 (or 108% period over period (PoP)) was due to cost controls put in place on the post-acquisition of the Champion Entities offset by increased compensation costs due to common stock equivalents on our Series A preferred stock. The Company expects to try and maintain its consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the six months ended June 30, 2024, we incurred rental expense, warehousing, outlet expense of $232,181, compared to rental expense, warehousing, outlet expense of $502,134 for the six months ended June 30, 2023. The decrease in rental expense, warehousing, outlet expense of $269,953 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place. Prior to the Champion business acquisition, the Company included lease expense in the Administrative and other account. With the significant number of leases and properties that the Company rents to conduct the Champion business we believe provides a better presentation of expenses with a separate account line item. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term. The Company may look to consolidate some of its space as needed as it fine tunes the Champion business.

For the six months ended June 30, 2024, we incurred product development expenses of $436,400, compared to product development expenses of $16,495 for the six months ended June 30, 2023. The increase in product development expenses of $419,905 (or 2,546% period over period (PoP)) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which we believe provides for a better presentation of our historical business expenses than pure product development expense. For these six months ended June 30, 2024 we’ve incurred expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the six months ended June 30, 2024, we incurred marketing and brand development expenses of $564,710, compared to marketing and brand development expenses of $425,342 for the six months ended June 30, 2023. The increase in marketing and brand development expenses of $139,368 (or 33% period over period (PoP)) relates primarily to an increase of activities related to the launch of American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the six months ended June 30, 2024, we incurred administrative and other expense of $1,908,6677, compared to administrative and other expense of $1,195,000 for the six months ended June 30, 2023. The increase in administrative and other expense of $713,677 (or 60% period over period (PoP)) relates directly to increased legal and other professional fees that we incurred in our registered public offerings and capital raising efforts, along with additional expenses picked up from our acquisition of Champion. The Company believes as it grows its sales base it will also increase its administrative and other expense commensurate with the increased profits for the future.

For the six months ended June 30, 2024, we incurred depreciation and amortization expense of $54,996, compared to depreciation and amortization expense of $54,365 for the six months ended June 30, 2023. The increase in depreciation and amortization expense relates primarily to the acquisition of Champion and its significant and additional depreciable asset base that it provided to the Company’s financial position.

Other income and expenses

For the six months ended June 30, 2024, we incurred interest expense of $1,479,141, compared to interest expense of $155,547 for the six months ended June 30, 2023. The increase in interest expense of $1,323,594 is due to a significant number of notes being paid during 2023 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, in excess of 18% on our existing working capital notes payable, and on our new working capital notes payable we are paying more than 40% per annum on these debt instruments. The Company believes that it will manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a reasonable amount as we grow the business and its sales volume. For the six months ended June 30, 2024, we incurred a loss on settlement of debt instrument of $250,000. This loss on the settlement of debt was in association with the Company negotiating with revenue interest purchase note payable holder to convert their debt into equity of the Company. This payment was to induce the holder to settle and convert this debt instrument prior to June 30, 2024. This was a one-time event.

Net Loss

Net loss for the six months ended June 30, 2024, amounted to $7,954,282, resulting in a loss per share of $1.35, compared to $817,259 for the six months ended June 30, 2023, resulting in a loss per share of $1.21. The increase in the net loss from the six months ended June 30, 2023 to the six months ended June 30, 2024 is from a myriad of expenses that the Company incurred in the quarter, such as professional and legal fees, increased costs in marketing, the softening of gross margin on sales, and the recognition of deferred compensation expense. The Company’s management believes with increasing sales volume from the launch of new products, strict adherence to cost cutting measures in its legacy business, and best practices that net positive income can be achieved for the business.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital decreased by $4,421,987 period over period where we had a working capital balance of $4,551,927 at December 31, 2023 compared to a working capital balance of $129,940 at June 30, 2024. This working capital decrease was due to increased expenses launching new products and slowing sales in its legacy business. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the six months ended June 30, 2024, we raised net cash of approximately $0 through the issuance of equity, as compared to approximately $2,464,528 for the six months ended June 30, 2023. During the six months ended June 30, 2024, we raised net cash of approximately $3,000,000 through the issuance of notes payable and maintaining a line of credit with a national financial institution secured by inventory and other assets, as compared to approximately $1,700,000 for the six months ended June 30, 2023.

As we continue with the launch of American Rebel Beer and continue to maintain the American Rebel branded safes and concealed carry product line as well our Champion line of products, we expect to continue to devote significant resources in the areas of capital expenditures and marketing, sales, and operational expenditures. We may from time to time incur significant capital needs for these expenditures and our business; we cannot fully predict what those needs will be and the impact to our business.

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

On July 1, 2023 the Company received a release from the lender of the working capital loans that were in default since June 30, 2023, and the accredited lender of the new working capital loans paid the holder of the old working capital loans $450,000 which required no additional working capital outlay from the Company. The terms of the new loan are 12% per annum and interest only payments that are due by last day of the quarter based on a calendar year. This reduces the Company’s interest payments on the working capital loans (old) of $600,000 from $18,000 per quarter to just $13,500 per quarter (for quarter ending December 31, 2023) and $9,000 per quarter thereafter (for quarters ending June 30, 2024 and June 30, 2024).

On December 19, 2023, the Company entered into a $500,000 Revenue Interest Purchase Agreement (the “Revenue Interest Loan #1”) with an accredited lender. Under the Revenue Interest Loan #1, the Company received the purchase price/loan net of fees of $5,000. The Revenue Interest Loan #1 required monthly payments of $75,000, until the Revenue Interest Loan #1 is repurchased by the Company. Upon entering into the agreement, the Revenue Interest Loan #1 bore an effective interest of more than 100%. The Revenue Interest Loan #1 is secured by all of the product revenues of the Company and its subsidiaries second to a first priority lien secured the holder of the line of credit. Furthermore, the Company’s is obligated to provide for 50% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan #1 as payment towards the amounts due. The Revenue Interest Loan #1 may be repurchased by the Company at any time. The repurchase price for the Revenue Interest Loan #1 prior to April 1, 2024 is 125% or $625,000, the repurchase price for the Revenue Interest Loan #1 after April 1, 2024 and prior to May 5, 2024 is 137.5% or $687,500, thereafter the repurchase price of the Revenue Interest Loan #1 is $687,500 plus monthly payments of $75,000 due and payable on the fifth calendar day until repurchased by the Company in its entirety.

On May 13, 2024 the Company and the holder of the Revenue Interest Loan #1 entered into a settlement and conversion agreement (“Securities Exchange Agreement”) whereby the Company issued 133,334 shares Series D convertible preferred stock as full satisfaction for the revenue participation interest agreement or loan. The Series D convertible preferred stock was purchased at $7.50 per share. Total loan balance on the date of settlement and conversion was $750,005. The Company paid approximately $250,005 in interest on a loan balance of $500,000 that it entered into on December 19, 2023. The Company also paid a premium payment of $250,000 to induce the holder to settle and convert their debt instrument. The Series D convertible preferred stock is convertible at the option of the holder into common stock of the Company at a fixed price per share of $1.50 per share.

On July 10, 2024, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Series D convertible preferred stock holder, pursuant to which the holder agreed to convert the 133,334 shares of Series D convertible preferred stock it held into 2,232,143 shares of common stock, par value $0.001 per share, of the Company. The shares of common stock were priced at $0.448 per share (which price represents the closing price for the Company’s common stock on NASDAQ for the day immediately preceding the date of the Conversion Agreement).

On December 29, 2023, the Company entered into a $500,000 Business Loan and Security Agreement (the “Secured Loan #2”) with an accredited investor lending source. Under the Secured Loan #2, the Company received loan proceeds net of fees of $10,000. The Secured Loan #2 requires 52 weekly payments of $11,731 each, for a total repayment of $610,000. The Secured Loan #2 bears interest at 40.5%. The Secured Loan #2 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #2. The Secured Loan #2 provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the lender to take necessary actions to secure its collateral and recovery of funds. The Company is required to pay a fee associated with the lender and its introduction to the Company of $40,000 to be made in equity of the Company at the time the loan was entered into.

On March 21, 2024, the Company entered into a securities purchase agreement with an accredited investor lending source, pursuant to which the lender made a loan to the Company, evidenced by a promissory note in the principal amount of $235,750 (“Promissory Note #1). A one-time interest charge or points amounting to 15.0% (or $35,362) and fees of $5,000 were applied at the issuance date, resulting in net proceeds to the Company of $200,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments; the first payment shall be in the amount of $162,667.20 and is due on June 30, 2024 with six (6) subsequent payments each in the amount of $18,074.14 due on the 30th of each month thereafter (total repayment of $271,112 on or by December 31, 2023). the Company has the right to prepay the note within one hundred eighty days at a discount of 5%.

On March 22, 2024, the Company entered into another Revenue Interest Purchase Agreement (the “Revenue Interest Loan #2”) with an individual accredited investor lending source, in the amount of $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Loan #2, the holder has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Furthermore, the Company’s is obligated to provide for 5.15% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan #2 as payment towards the amounts due. The Revenue Interest Loan #2 may be repurchased by the Company at any time. The repurchase price for the Revenue Interest Loan #2 prior to May 31, 2024 is 140% or $140,000, the repurchase price for the Revenue Interest Loan #2 after May 31, 2024 and prior to July 5, 2024 is 154 % or $154,000, thereafter the repurchase price of the Revenue Interest Loan #2 is $154,000 plus monthly payments of $10,000 due and payable on the fifth calendar day until repurchased by the Company in its entirety.

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

On April 1, 2024, the Company entered into a Revenue Interest Purchase Agreement with an accredited investor lending source, pursuant to which the holder purchased a revenue interest from the Company for $100,000 (“Revenue Interest Loan #3). As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Loan #3, the holder has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Loan #3, the Company has an option to repurchase the Revenue Interest Loan #3 at any time upon two days advance written notice. Additionally, the holder has an option to terminate the Revenue Interest Loan #3 and to require the Company to repurchase the Revenue Interest Loan #3 upon the Company consummating a public offering. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all other payments made by the Company to the holder prior to such date.

On April 9, 2024, the Company entered into a Revenue Interest Purchase Agreement with an accredited investor lending source, pursuant to which the holder purchased a revenue interest from the Company for $100,000 (“Revenue Interest Loan #4). As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Loan #4 the holder has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Loan #4, the Company has an option to repurchase the Revenue Interest Loan #4 at any time upon two days advance written notice. Additionally, the holders has an option to terminate the Revenue Interest Loan #4 and to require the Company to repurchase the Revenue Interest Loan #4 upon the Company consummating a public offering. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $140,000 if repurchased on or before May 31, 2024; and (ii) $154,000 after June 1, 2024; in each case of (i) or (ii), minus all other payments made by the Company to the holder prior to such date.

On April 9, 2024, the Company entered into a Revenue Interest Purchase Agreement with an accredited investor lending source, pursuant to which the holder purchased a revenue interest from the Company for $300,000 (“Revenue Interest Loan #5). As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Loan #5, the holder has a right to receive $30,000 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Loan #5, the Company has an option to repurchase the Revenue Interest Loan #5 at any time upon two days advance written notice. Additionally, the holder has an option to terminate the Revenue Interest Loan #5 and to require the Company to repurchase Revenue Interest Loan #5 upon the Company consummating a public offering. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $420,000 if repurchased on or before May 31, 2024; and (ii) $462,000 after June 1, 2024; in each case of (i) or (ii), minus all other payments made by the Company to the holder prior to such date.

On April 9, 2024, the Company entered into a Revenue Interest Purchase Agreement with an individual accredited investor lending source, pursuant to which the holder purchased a revenue interest from the Company for $75,000 (Revenue Interest Loan #6). As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Loan #6, the holder has a right to receive $7,500 per month from the Company generated from its operating subsidiaries. Under the Revenue Interest Loan #6, the Company has an option to repurchase the Revenue Interest Loan #6 at any time upon two days advance written notice. Additionally, the holder has an option to terminate the Revenue Interest Loan #6 and to require the Company to repurchase the Revenue Interest Loan #6 upon the Company consummating a public offering. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $105,000 if repurchased on or before May 31, 2024; and (ii) $115,500 after June 1, 2024; in each case of (i) or (ii), minus all other payments made by the Company to the holder prior to such date.

On April 19, 2024, the Company entered into a Revenue Interest Purchase Agreement with an accredited investor lending source, pursuant to which the holder purchased a revenue interest from the Company for $500,000 (“Revenue Interest Loan #7”). As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Loan #7, the holder has a right to receive $50,000 per month from the Company generated from its operating subsidiaries (the “Revenue Interest”). Under the Revenue Interest Loan #7, the Company has an option (the “Call Option”) to repurchase the Revenue Interest at any time upon two days advance written notice. Additionally, the Purchasers have an option (the “Put Option”) to terminate the Revenue Interest Loan #7 and to require the Company to repurchase the Revenue Interest Loan #7 upon the Company consummating a public offering. The repurchase price to be paid by the Company will be, if the Call Option or the Put Option is exercised (i) $700,000 if repurchased on or before May 31, 2024; and (ii) $770,000 after June 1, 2024; in each case of (i) or (ii), minus all other payments made by the Company to the holder prior to such date.

The Company entered into seven (7) Revenue Interest Purchase Agreements with seven (7) accredited investor lending sources. As part of the loan agreements the Company was not aware that in the aggregate the loan agreements required the holders have the right to receive certain payments per month from the Company generated from its operating subsidiaries that far exceeds its free-cash flow from these operating subsidiaries, subjecting the subsidiaries to borrow additional funding to supplement these required cash payments. Furthermore, the Company’s is obligated to provide in excess of 100.0% of the Reg. 1-A offering proceeds to the collective group of holders of the Revenue Interest Loan’s as payment towards the amounts due to the holders.

On May 28, 2024, the Company entered into a securities purchase agreement with an accredited investor lending source, pursuant to which the holder made a loan to the Company, evidenced by a promissory note in the principal amount of $111,550 (“Promissory Note #2). An original issue discount of $14,550 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $90,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments in the amount of $13,881.78, with the first payment due on June 30, 2024, and remaining eight payments due on the last day of each month thereafter (a total payback to the holder of $124,936.00). The securities purchase agreement allows for the holder to purchase shares of the Company’s common stock at a discount to market which as of the date of this Report has been determined to be $0.448 per share. These shares and the conversion of the loan payable is triggered if the Company is in default or technical default with respect to the Promissory Note #2. The Company has reserved for 3X the number of shares that would be considered common stock equivalents under the terms of the Promissory Note #2.

On June 14, 2024, the Company entered into a securities purchase agreement with an accredited investor lending source, pursuant to which the holder made a loan to the Company, evidenced by a promissory note in the principal amount of $111,550 (“Promissory Note #3). An original issue discount of $14,550 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $90,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments in the amount of $13,881.78, with the first payment due on June 30, 2024, and remaining eight payments due on the last day of each month thereafter (a total payback to holder of $124,936.00). The securities purchase agreement allows for the holder purchase shares of the Company’s common stock at a discount to market which as of the date of this Report has been determined to be $0.448 per share. These shares and the conversion of the loan payable is triggered if the Company is in default or technical default with respect to Promissory Note #3. The Company has reserved for 3X the number of shares that would be considered common stock equivalents under the terms of Promissory Note #3.

On July 2, 2024, American Rebel, Inc., a wholly-owned subsidiary of the Company, entered into a Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.

On July 8, 2024, the Company, and two of its subsidiaries (American Rebel, Inc. and Champion Safe Company, Inc.) entered into a subordinated business loan and security agreement (“Loan”) with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,312,500 which principal and interest (of $577,500) is due on January 20, 2025. Commencing July 15, 2024, the Company is required to make weekly payments of $67,500 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default. In connection with the loan, the holder was issued a subordinated secured promissory note, dated July 8, 2024, in the principal amount of $1,312,500 which note is secured by all of the borrower’s assets, including receivables, subject to certain outstanding liens and agreements.

On July 10, 2024, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Series D convertible preferred stock holder, pursuant to which the holder agreed to convert the 133,334 shares of Series D convertible preferred stock it held into 2,232,143 shares of common stock, par value $0.001 per share, of the Company. The shares of common stock underlying the Series D convertible preferred stock was reduced and repriced from $1.50 per share to $0.448 per share (which this price represents the closing price for the Company’s common stock on NASDAQ for the day immediately preceding the date of the Conversion Agreement).

On July 22, 2024, the Company and an accredited investor lending source entered into an agreement whereby $300,000 of the Assumption Loan was acquired by the accredited investor lending source from the original holder. The agreement entered into was structured as an installment purchase between the two accredited investor lending sources. The Company entered into an amended note payable, which by its terms became a $300,000 no interest convertible note, due and payable on July 22, 2025 (“Amended Convertible Note Payable”). The conversion price is fixed at $0.448 per share, with the normal share reserve and conversion mechanics. The Company issued 223, 214 shares of common stock to the holder of the amended note payable and retiring $100,000 of this $300,000 debt. The shares were issued to the holder without restrictive legend and a new amended convertible note payable of $200,000, due and payable on July 22, 2025.

Line of Credit

During February 2023, the Company, through its wholly-owned subsidiary Champion entered into a $2 million line of credit facility (the “Line of Credit”). The Line of Credit accrues interest at a rate determined by BSBY Daily Floating Rate plus 2.05 percentage points (which at June 30, 2024 was 7.44%), and is secured by all of the assets of the Champion Entities. The maturity date on the line of credit was initially extended by Bank of America to April 30, 2024. The balance at the maturity date was approximately $1.9 million and access to the line of credit with Bank of America was terminated. Subsequent to quarter end, Bank of America put the Company on notice that the Line of Credit is in default; however, Champion and Bank of America have continued dialogue and the Company is currently negotiating a forbearance or other cure to the default and a plan for repayment of the Line of Credit within sixty (60) to ninety (90) days with its assigned relationship manager at the bank.

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

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe Co., Inc. (“Champion Safe”), Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico” and, together with Champion Safe, Superior Safe, and Safe Guard, collectively, the “Champion Entities”) and Mr. Ray Crosby (“Crosby”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from Crosby.

The closing of the acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid Crosby (i) cash consideration in the amount of $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed Seller for $397,420 of agreed upon acquisitions and equipment purchases completed by Crosby and the Champion Entities since June 30, 2021.

During 2023 the Company received a claim for refund or right of repayment from Crosby. The Company settled with Crosby and agreed to pay an additional $325,000 to Crosby in the following manner. $275,000 upon signing of the agreement and another $50,000 to be paid over the next twelve months. The Company increased its purchase price of the Champion Entities by the $325,000 during 2023. The funds for this pricing adjustment came from general working capital.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II: Other Information

Item 1 - Legal Proceedings

On July 23, 2024, we received notice of a complaint filed in the U.S. District Court for the District of Utah by Liberty Safe and Security Products, Inc. (“Liberty”), in connection with the marketing and sale of our and our subsidiary’s, Champion Safe Company, Inc., line of safe products. As of the date of this Quarterly Report, the complaint has not been served on us or Champion Safe. In the complaint, Liberty alleges trademark infringement as a result of the purported use of the term “Freedom” in the sale of safes, federal false designation of origin and unfair competition, violation of Utah deceptive trade practices, Utah unfair competition, and damages to Liberty. Management believes that this lawsuit is without merit and intends to vigorously contest these allegations. However, management believes that the costs of defending these claims and any liability that could arise as a result of these allegations could have a material adverse effect on its business, financial condition or results of operations; therefore is seeking potential non-litigation remedies to settle this dispute. Other than the Liberty dispute,we are currently not involved in any material litigation that we believe could have a material adverse effect on our financial condition or results of operations.

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

Item 2 - Unregistered Sales of Equity Securities

On May 13, 2024, the Company issued 133,334 shares of the Series D Convertible Preferred Stock to an accredited investor in exchange for a certain $500,000 revenue interest purchase agreement.

Subsequent Issuances after Quarter End

On July 10, 2024, the Company and the holder of 133,334 shares of Series D Convertible Preferred Stock entered into a conversion agreement, whereby the Company agreed to issue the accredited investor holder 2,232,143 shares of common stock in exchange for the shares of preferred stock. The shares of common stock were priced at $0.448 per share (which price represents the closing price for our common stock on NASDAQ for the day immediately preceding the date of the conversion agreement).

On July 22, 2024, the Company and an accredited investor lending source entered into an agreement whereby $300,000 of the Assumption Loan was acquired by the accredited investor lending source from the original holder. The agreement entered into was structured as an installment purchase between the two accredited investor lending sources. The Company entered into an amended note payable, which by its terms became a $300,000 no interest convertible note, due and payable on July 22, 2025 (“Amended Convertible Note Payable”). The conversion price is fixed at $0.448 per share, with the normal share reserve and conversion mechanics. The Company issued 223,214 shares of common stock to the holder of the amended note payable and retiring $100,000 of this $300,000 debt. The shares were issued to the holder without restrictive legend and a new amended convertible note payable of $200,000, due and payable on July 22, 2025.

Effective August 5, 2024, the Company entered into a securities exchange and amendment agreement with an accredited investor, whereby the Company agreed to issue the investor 10,010 shares of Series D Convertible Preferred Stock in exchange for a portion of a $75,000 revenue interest owned by such investor.

Effective August 5, 2024, the Company entered into a securities exchange and amendment agreement with an accredited investor, whereby the Company agreed to issue the investor 12,134 shares of Series D Convertible Preferred Stock in exchange for a portion of a $100,000 revenue interest owned by such investor.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2024.

Item 3 – Defaults upon Senior Securities

During February 2023, we entered into a $2 million master credit agreement (credit facility) with Bank of America. The credit facility is secured by all the assets of our Champion subsidiaries and guaranteed by us, the Champion subsidiaries and our CEO. The Line of Credit expired on February 28, 2024, but we and Champion Safe Company have been actively working with the bank to extend or modify the credit facility.

Despite being current on all payments under the credit facility and actively working with the bank for a long-term solution to repay the credit facility, on July 25, 2024, Champion Safe Company received a notice of default and demand for payment from the bank. The current balance owing to the bank is $2,017,539.27 and interest is accruing at $743.38 per day. We are currently negotiating a forbearance or other cure to the default and a plan for repayment of the credit facility within sixty (60) to ninety (90) days with its assigned relationship manager at the bank.

However, if we are unable to cure the default, or extend or replace the credit facility, it would have a material impact on us and our Champion subsidiaries’ working capital needs. In addition, our having to raise equity or debt financing to repay the credit facility or obtaining a new credit facility may be on substantially worse terms than the current credit facility.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

1800 Diagonal Loan

On August 8, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $179,400 (the “Note”). An original issue discount of $23,400 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $103,155 due on February 15, 2025, and remaining four payments of $25,788.75 due on the fifteenth day of each month thereafter (a total payback to the Lender of $206,310.00).

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

The foregoing descriptions of the Note and the Securities Purchase Agreement and of all of the parties’ rights and obligations under the Note and the Securities Purchase Agreement are qualified in its entirety by reference to the Note and the Securities Purchase Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to the Current Report on Form 8-K filed on August 13, 2024, and of which are incorporated herein by reference.

Press Release

On July 18, 2024, the Company issued a press release titled “American Rebel Light Recaps Recent Beer Launch Success.” A copy of the press release is attached hereto as Exhibit 99.9.

The press release contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management’s expectations as of the date hereof. The Company does not undertake any responsibility for the adequacy, accuracy or completeness or to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements.

The information in Item 5 of this Quarterly Report on Form 10-Q relating to the press release is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, except as shall be expressly set forth by specific reference to Item 5 of this Quarterly Report on Form 10-Q in such a filing.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.8	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.9	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.10	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.11	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.12	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 6, 2023)
4.13	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.14	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
4.15	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)

10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
10.25	$500,000 Revenue Interest Purchase Agreement dated April 19, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on April 25, 2024)
10.26	KBI Securities Exchange Agreement dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2024)
10.27	1800 Diagonal Note dated May 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2024)
10.28	1800 Diagonal Securities Purchase Agreement dated May 28, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 4, 2024)
10.29	Coventry Enterprises, LLC Note dated June 14, 2024 (Incorporated by reference to Exhibit 10.29 to Form 10-Q filed on June 14, 2024)
10.30	Coventry Enterprises, LLC Securities Purchase Agreement dated June 14, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-Q filed on June 14, 2024)
10.31	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.32	Parkview Advance Futures Receivables Sale and Purchase Agreement dated July 2, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 11, 2024)
10.33	Agile Lending Subordinated Business Loan and Security Agreement dated July 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 11, 2024)
10.34	KBI Conversion Agreement dated July 10, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 11, 2024)
10.35	Securities Exchange and Amendment Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2024)
10.36	Securities Exchange and Amendment Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 7, 2024)
10.37	$100,000 Amended RIP Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 7, 2024)
10.38	$100,000 Amended RIP Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 7, 2024)
10.39	$300,000 Amended RIP Agreement No. 3 effective August 5, 2024 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 7, 2024)
10.40	1800 Diagonal Note dated August 8, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 13, 2024)
10.41	1800 Diagonal Securities Purchase Agreement dated August 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 13, 2024)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	GBQ Partners appointment press release dated May 15, 2024 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on May 17, 2024)
99.2	Exhibiting at 153rd Annual NRA Annual Meeting press release dated May 17, 2024 (Incorporated by reference to Exhibit 99.2 to Form 10-Q filed on June 14, 2024)
99.3	American Rebel Light at Eldora Speedway press release dated June 4, 2024 (Incorporated by reference to Exhibit 99.3 to Form 10-Q filed on June 14, 2024)
99.4	American Rebel Light at Country Stampede press release dated June 10, 2024 (Incorporated by reference to Exhibit 99.4 to Form 10-Q filed on June 14, 2024)
99.5#	First Quarter Financial Results press release dated June 20, 2024
99.6	American Rebel Beer Surpassing 100 Kansas Retail Locations press release dated July 10, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 11, 2024)
99.7	Country Stampede Recap press release dated July 11, 2024 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on July 11, 2024)
99.8	Investor Presentation dated July 16, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on July 17, 2024)
99.9#	American Rebel Light Recaps Recent Beer Launch Success press release dated July 18, 2024
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 14, 2024

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

