Form 10-K/A
period 2023-12-31
AMERICAN REBEL HOLDINGS INC
filed 2025-01-29
CIK 1648087

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $15,705,174 on June 30, 2023 based on the closing price per common share of $2.72 on that date.

The number of shares of the registrant’s common stock issued and outstanding as of January 27, 2025, was 2,345,406 shares.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (“Amendment No. 1”) amends the Annual Report of American Rebel Holdings, Inc. (the “Company”) on Form 10-K for the years ended December 31, 2023 and 2022, as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2024 (the “Original Filing”). We are filing Amendment No. 1 in connection with the reaudits of the years ended December 31, 2023 and 2022.

On May 3, 2024, the SEC entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC (“Borgers”) and its sole audit partner, Benjamin F. Borgers CPA, permanently barring Mr. Borgers and Borgers (collectively, “BF Borgers”) from appearing or practicing before the SEC as an accountant (the “Order”). As a result of the Order, BF Borgers may no longer serve as the Company’s independent registered public accounting firm, nor can BF Borgers issue any audit reports included in Commission filings or provide consents with respect to audit reports.

As reported in the Current Report on Form 8-K filed with the Commission on May 6, 2024, in light of the Order, the Audit Committee (the “Committee”) of the Board of Directors of the Company on May 6, 2024, unanimously approved to dismiss, and dismissed BF Borgers as the Company’s independent registered public accounting firm.

On May 14, 2024, the Committee approved the engagement of GBQ Partners LLC (“GBQ”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024 and the reaudits of the years ended December 31, 2023 and 2022.

During the two most recent fiscal years and in the subsequent interim period through May 14, 2024, neither the Company nor anyone on its behalf has consulted with GBQ with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that GBQ concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K; or (iii) any “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Restatement

In connection with the reaudits of the years ended December 31, 2023 and 2022, the Company’s management, in consultation with its advisors, identified errors made in the Original Filing primarily arising from the following: (a) accounting for inventory, cost of goods sold, and accounts receivable; (b) accounting and recognition of certain expenses and accruals, including those related to debt obligations; (c) accounting for Series A preferred stock and related deferred compensation issued in November 2023; (d) accounting for the Champion business combination and subsequent goodwill impairment; and (e) adjustments to the right of use assets and liabilities.

As a result, the Company’s management and Audit Committee concluded the Original Filing should no longer be relied upon and are to be restated in order to correct the errors.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal interim financial officer are filed as exhibits to this Amendment No. 1.

Items Amended In This Amendment No. 1

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment No. 1 to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II – Item 8. Financial Statements and Supplementary Data
●	Part II – Item 9A. Controls and Procedures
●	Part IV – Item 15. Exhibits and Financial Statement Schedules

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events.

This Amendment No. 1 does not reflect adjustments for events occurring after the date of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above.

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

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our Annual Report to security holders, including audited financial statements, at no charge, upon receipt of a written request to us at American Rebel Holdings, Inc., 5115 Maryland Way, Suite 303, Brentwood, Tennessee 37027.

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

In addition to the direct payments to the Seller during the year ended December 31, 2022, the Company paid certain costs on behalf of and associated with the acquisition of Champion and its integration totaling $350,000; $200,000 was paid to our investment banker in analyzing the acquisition and purchase of Champion as well as $150,000 was paid to Borgers to conduct their two years of audit and subsequent interim review reports to be filed with the SEC in our Annual Report and other forms with the SEC.

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

We are highly dependent on Charles A. Ross, our Chief Executive Officer. The loss of our Chief Executive Officer, whose knowledge, leadership and industry reputation upon which we rely, could harm our ability to execute our business plan.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2023, we had an accumulated deficit of $47,481,836.

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

We may incur substantial additional indebtedness in the future, although certain terms of current debt agreements prohibit us from doing so. To the extent that we incur additional indebtedness, the risks associated with its substantial indebtedness described above, including its possible inability to service its debt, will increase.

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

As of December 31, 2023, and December 31, 2022, we continue to have net operating loss carryforwards, or “NOLs”, for federal and state income tax purposes of $46,789,389 and $37,057,688, respectively, which begins to expire in 2032. Net operating loss carryforwards are available to reduce future taxable income. Federal net operating losses generated before 2018 will begin to expire in 2032. Federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2024. It is possible that we will not generate sufficient taxable income in time to use the NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent (and greater than 5 percent) stockholders” that exceeds 50 percentage points or more in change over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future (which may be outside our control).

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to the financial reporting cycle.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our material weaknesses, management concluded that our internal control over financial reporting was not effective. Management has developed a remediation plan in response to the material weakness identified. During 2024, management added additional experienced accounting personnel and continued to leverage external accounting resources to strengthen the financial close and reporting process so as to more effectively detect such misstatements in a more timely fashion. The Company intends to continue strengthening its internal resources while utilizing an external consulting firm to support public reporting requirements. This remediation plan is intended to address the identified material weaknesses and enhance our overall control environment.

Material weaknesses in our internal control over financial reporting have required us to restate our financial statements and if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our Consolidated Financial Statements may contain material misstatements and we could be required to restate our financial results. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

The Company has restated its consolidated financial statements for the years ended December 31, 2023 and 2022. As a result of material weaknesses that we have identified in our internal control over financial reporting, the associated restatement, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Stockholders of Record

As of January 27, 2025, an aggregate of 2,345,406 shares of our common stock were issued and outstanding.

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

[None]

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

Results of Operations for the year ended December 31, 2023

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Revenue	15,998,196	7,948,340
Cost of goods sold	14,199,260	8,755,344
Gross margin	1,798,936	(807,004)

Expenses:
Consulting/payroll and other costs	3,598,839	1,066,796
Compensation expense – officers – related party	518,107	1,094,781
Compensation expense – officers – deferred comp – related party	812,500	-
Rental expense, warehousing, outlet expense	871,032	508,527
Product development costs	132,528	746,871
Marketing and brand development costs	1,318,890	523,589
Administrative and other	3,207,806	3,201,899
Depreciation and amortization expense	104,229	50,087
Total operating expenses	10,563,931	7,192,550
Operating income (loss)	(8,764,995)	(7,999,554)

Other Income (Expense)
Interest expense	(363,567)	(208,109)
Settlement expense – pre-emptive rights release	-	(350,000)
Interest income	3,780	5,578
Employee retention credit funds, net of costs to collect	1,113,337	-
Gain (loss) on sale of equipment	1,900	-
Impairment adjustment – goodwill and intangible assets	(1,912,559)	-
Gain (loss) on settlement of liability	190,403	(1,535,946)
Net income (loss) before income tax provision	(9,731,701)	(10,088,031)
Provision for income tax	-	-
Net income (loss)	(9,731,701)	(10,088,031)
Basic and diluted income (loss) per share	(3.81)	(33.76)
Weighted average common shares outstanding - basic and diluted	2,554,939	298,800

Revenue and cost of goods sold

For the year ended December 31, 2023, we reported Revenues of $15,998,196 compared to Revenues of $7,948,340 for the year ended December 31, 2022. The increase in Revenues of $8,049,856 (or 101% period over period) for the year ended December 31, 2023 compared to the year ended December 31, 2022, is primarily attributable to the closing of the Champion acquisition on July 29, 2022 and a general increase from Champion’s average quarterly sales of product. For the year ended December 31, 2023, we reported Cost of Goods Sold of $14,199,260, compared to Cost of Goods Sold of $8,755,344 for the year ended December 31, 2022. The increase in Cost of Goods Sold of $5,443,916 (or 62% period over period) for the current period is due to a significantly greater number of sales of product during the period compared to the year ending December 31, 2022 and again attributable to the closing of the Champion acquisition on July 29, 2022. Additionally, Cost of Goods Sold for the years ended December 31, 2023 and 2022 includes $616,505 and $1,308,496, respectively, of incremental expense resulting from the Company’s remeasurement of finished goods at fair value under generally accepted accounting principles for the acquisition of the Champion Entities and the subsequent sale of such inventory. For the year ended December 31, 2023, we reported Gross Margin of $1,798,936, compared to Gross Margin of $(807,004) for the year ended December 31, 2022. The increase in Gross Margin of $2,605,940 (or 323% period over period) for the year ending December 31, 2023, compared to the year ending December 31, 2022 is again primarily due to the closing of the Champion acquisition on July 29, 2022 and the corresponding accounting for the acquisition under generally accepted accounting principles as described above. Gross Margin percentages for the year ended December 31, 2023 were 12% compared to (9)% for the year ended December 31, 2022.

Expenses

Total operating expenses for the year ended December 31, 2023 were $10,563,931 compared to $7,192,550 for the year ended December 31, 2022 as further described below. Overall, we saw a $3,371,382 increase in operating expenses or a 47% period over period increase in operating expenses from the prior year comparable period. With the acquisition and integration of the Champion acquisition we expect this to be about the same going forward.

For the year ended December 31, 2023, we incurred consulting/payroll and other costs of $3,598,839 compared to consulting/payroll and other costs of $1,066,796 for the year ended December 31, 2022. The increase in consulting/payroll and other costs of $2,532,042 (or 237% period over period) was primarily due to the overall increase in the number of employees and the size of the Company’s head count post-acquisition of the Champion Entities. This was affected as well by the increased payroll costs from a competitive jobs market and the Champion Entities employees receiving pay increases that they were promised for years. The Company expects to maintain its current consulting/payroll and other costs as we further expand our sales volume and increase margins.

For the year ended December 31, 2023, we incurred compensation expense – officers and compensation expense – officers – deferred comp costs of $518,107 and $812,500 compared to compensation expense – officers and compensation expense – officers – deferred comp costs of $1,094,781 and $0 for the year ended December 31, 2022. The increase in compensation expense – officers – deferred comp costs of $812,500 (in excess of 100% period over period) was due to Company issuing shares of preferred stock that are convertible into common stock of the Company as well as the modification of the conversion terms of the same preferred stock that were previously issued to two (2) officers that are now able to be converted into common stock of the Company. The decrease in compensation expense – officers of $576,674 (or -53% period over period) was due to the Company issuing significant bonuses to its officers in 2022 for the successful closing on the Champion Entities offset or decreased by reduced bonuses for 2023 as recommended by the board of directors and its compensation committee. Mr. Lambrecht’s compensation will be fully integrated into the year ended December 31, 2024 with approximately another $250,000 to $300,000 in direct compensation expense – officers attributable to Mr. Lambrecht. Compensation expense is the total value that we pay our officers during the period reported, which includes a base salary, bonus, any equity awards or fringe benefits that we provide our officers. The Company believes that it pays it officers or management a fair and competitive salary, as well as stock grants or awards that are made during the year. Deferred compensation is attributable to the fair value of the common stock equivalents that are underlying our Series A preferred stock that have been issued pursuant to employment agreements and vesting schedules.

For the year ended December 31, 2023, we incurred rental expense, warehousing, outlet expense of $871,032, compared to rental expense, warehousing, outlet expense of $508,527 for the year ended December 31, 2022. The increase in rental expense, warehousing, outlet expense of $362,505 (or 71% period over period) was due to the significant number of leases and properties that the Company rents to conduct the Champion business. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties. The Company may look to consolidate some of its space as it fine tunes the Champion business.

For the year ended December 31, 2023, we incurred product development expenses of $132,528, compared to product development expenses of $746,871 for the year ended December 31, 2022. The decrease in product development expenses of $614,343 (or -82% period over period) is due to some of the Company’s current product development expenses being included in consulting/payroll and other costs account which provides for a better presentation of those expenses than pure product development expense, offset by new efforts over these past few months where we’ve incurred some significant expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the year ended December 31, 2023, we incurred marketing and brand development expenses of $1,318,890, compared to marketing and brand development expenses of $523,589 for the year ended December 31, 2022. The increase in marketing and brand development expenses of $795,301 (or 152% period over period) relates primarily to an increase of activities including major trade shows and the availability of working capital for these types of expenses as well as increased costs attributable to our acquisition and integration of the Champion business.

For the year ended December 31, 2023, we incurred administrative and other expense of $3,207,806, compared to administrative and other expense of $3,201,899 for the year ended December 31, 2022. The increase in administrative and other expense of $5,907 (or 0.2% period over period) relates primarily to legal and other professional fees that we incurred during 2022 in anticipation of our registered public offerings, offset by other additional expenses picked up from our acquisition of Champion and recent financing efforts. The Company believes as it grows its sales base it will need to increase administrative and other expenses commensurate with an overall increased profit into the future.

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

Other income and expenses

For the year ended December 31, 2023, we incurred interest expense of $363,567, compared to interest expense of $208,109 for the year ended December 31, 2022. The increase in interest expense ($155,458) is due to a significant number of notes being paid during 2022 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. At December 31, 2023, we are currently paying an interest rate of approximately 7% on our line of credit, 12% on our existing working capital notes payable, and our new working capital notes payable we are paying approximately 22% and 12% per annum on these debt instruments. We are currently working on re-negotiating some of these debt instruments. We expect our interest expense exposure shall be significantly higher for the year ending December 31, 2024 based on these high interest rate notes or debt instruments.

For the year ended December 31, 2023, we incurred a gain on settlement of liability of $190,403, compared to a loss on settlement of liability of $1,535,946 for the year ended December 31, 2022. The 2023 gain relates to shares issued to directors as settlement of accrued and unpaid fees that exceeded the fair value of shares granted at that time, whereas the 2022 loss is due to the derecognition of unamortized debt discount for working capital loans that were retired for the issuance of shares of common stock. The Company expects to manage and maintain its interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a minimum as we grow the business and its sales volume. Additionally, the Company recognized expense totaling $350,000 for the year ended December 31, 2022 for a settlement payment to a prior lender (Cavalry) for the release of pre-emptive rights resulting from an equity raise during 2022.

For the year ended December 31, 2023 we received approximately $1,286,000 in tax credits under the CARES Act from the US Department of Treasury and in turn paid approximately $178,500 to the service provider, netting the Company $1,113,337 in credits for retaining its employees during COVID. As part of the collection process the Company retained the services of a tax service professional to provide the Company with the specialized tax services. The services included identifying various tax initiatives as well as specifically tasking the tax service professional in applying for and the tax filings for (tax) credits available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This is a one-time other income item and we do not expect to receive this type of special income in the future.

For the year ended December 31, 2023, we incurred impairment of goodwill and intangible assets of $1,912,559, compared to $0 for the year ended December 31, 2022. The impairment is due to the charges necessary to write down such asset to fair value as of December 31, 2023. Contributing factors resulting in the impairment charge include changes in future year margin expectations were primarily driven by sustained increases in supply chain costs, expectations for lower or static pricing to maintain a competitive positioning, and expectations for increased marketing investment, primarily in response to increased competition, as well as customer-driven investments. Changes in expectations for lower long-term net sales growth were primarily due to sustained competition and anticipated trends in consumer preferences. Our revised expectations were based on the completion of our fourth quarter results, which were below management’s expectations, and the development of our operating plan in December 2023, along with our inventory management and tracking project which was completed during the early part of October 2023. Additionally, the Company’s share price and market capitalization, for which Champion represents a substantial portion of the Company’s operating activities, has declined during 2023.

Net Loss

Net loss for the year ended December 31, 2023, amounted to $9,731,701, resulting in a loss per share of $3.81, compared to a net loss of $10,088,031 for the year ended December 31, 2022, resulting in a loss per share of $33.76. The similar net loss from the year ended December 31, 2022 compared to the year ended December 31, 2023 is primarily due to acquisition costs of the Champion Entities in 2022 offset by our increased expenditures on financing and other activities for growth, along with the impairment of goodwill and intangible assets of $1,912,559, as well as the $812,500 in additional compensation expense that we are required to recognize with regards the convertibility of our Series A preferred stock to members of management during the year ended December 31, 2023.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the growth and acquisition stage and, accordingly, will have to raise capital to complete acquisitions and successfully integrate acquired companies. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net income (losses) for the years ended December 31, 2023 and 2022 of ($9,731,701) and ($10,088,031), respectively. The Company’s accumulated deficit was ($47,481,836) as of December 31, 2023, and ($37,750,135) as of December 31, 2022. The Company’s working capital surplus was $2,545,744 as of December 31, 2023, compared to $4,187,248 as of December 31, 2022. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of increased operating revenues. Given recurring losses and reliance on equity and debt financing, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes the remaining holders of its warrants will execute their outstanding warrants generating investment capital. Management is in discussions with several investment banks and broker dealers regarding the initiation of further capital campaigns.

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

Recent Accounting Standards Updates Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

We continuously monitor and review all current accounting pronouncements and standards from the FASB for applicability to our operations. As of January 29, 2025, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN REBEL HOLDINGS, INC.

DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

American Rebel Holdings, Inc.

Brentwood, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has missed payments on debt obligations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement to Correct Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2023 and 2022 consolidated financial statements have been restated to correct misstatements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination and Goodwill Impairment

As described in Note 9 to the consolidated financial statements, the Company acquired the outstanding interests in the Champion Entities during July 2022. The Company accounted for the acquisition as a business combination and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. Additionally, the Company reviews the carrying amount of goodwill annually, or when indications of impairment exist, to determine if goodwill may be impaired. As described in Note 9 to the consolidated financial statements, the Company recognized an impairment charge to goodwill and intangible assets totaling $1,912,559 during 2023.

We identified the measurement of goodwill and intangible assets as a critical audit matter. Specifically, the determination of fair value requires management to make assumptions, including forecasted revenues and discount rates. Auditing these estimates involved especially challenging and complex auditor judgment due to the timing of our appointment as the Company’s independent registered public accounting firm during 2024, and the nature of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the completeness of allocating the Company’s purchase price paid to financial statement accounts other than goodwill.

●	Evaluating the retroactive measurement of the Company’s intangible asset and goodwill impairment charge given of our appointment as independent registered public accounting firm during 2024.

●	Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the fair value of the reporting unit and the valuation of the separately identifiable intangible asset, including the discount rate used by the Company.

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2024.

Columbus, Ohio

January 29, 2025

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,077,028	$286,086
Accounts receivable, net	2,674,540	1,372,234
Prepaid expense	67,322	137,178
Inventory, net	5,574,371	6,641,911
Inventory deposits	21,968	117,551
Total Current Assets	9,415,229	8,554,960

Property and Equipment, net	360,495	456,525

OTHER ASSETS:
Lease deposits and other	25,360	18,032
Right-of-use lease assets, net	1,244,496	1,435,048
Goodwill and intangible assets, net	500,000	2,087,559
Total Other Assets	1,769,856	3,540,639

TOTAL ASSETS	$11,545,580	$12,552,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$2,041,370	$2,258,455
Accrued expense and other	683,110	507,231
Loan – Officers – related party	74,664	29,332
Loans – Working capital	1,944,410	602,643
Line of credit	1,456,929	-
Right-of-use lease liability, current	669,002	970,052
Total Current Liabilities	6,869,485	4,367,713

Right-of-use lease liability, long-term	602,278	521,880

TOTAL LIABILITIES	7,471,763	4,889,593

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 200,000, and 175,000 issued and outstanding, respectively at December 31, 2023 and December 31, 2022	-	-
Preferred Shares A	125	100
Preferred Shares B	75	75
Common Stock, $0.001 par value; 600,000,000 shares authorized; 5,879,920 and 677,221 issued and outstanding, respectively at December 31, 2023 and December 31, 2022	9,005	677
Additional paid in capital	51,546,448	45,411,814
Accumulated deficit	(47,481,836)	(37,750,135)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,073,817	7,662,531

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,545,580	$12,552,124

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
Revenue	15,998,196	7,948,340
Cost of goods sold	14,199,260	8,755,344
Gross margin	1,798,936	(807,004)

Expenses:
Consulting/payroll and other costs	3,598,839	1,066,796
Compensation expense – officers – related party	518,107	1,094,781
Compensation expense – officers – deferred comp – related party	812,500	-
Rental expense, warehousing, outlet expense	871,032	508,527
Product development costs	132,528	746,871
Marketing and brand development costs	1,318,890	523,589
Administrative and other	3,207,806	3,201,899
Depreciation and amortization expense	104,229	50,087
Total operating expenses	10,563,931	7,192,550
Operating loss	(8,764,995)	(7,999,554)

Other Income (Expense)
Interest expense	(363,567)	(208,109)
Settlement expense – pre-emptive rights release	-	(350,000)
Interest income	3,780	5,578
Employee retention credit funds, net of costs to collect	1,113,337	-
Gain (loss) on sale of equipment	1,900	-
Impairment adjustment – goodwill and intangible assets	(1,912,559)	-
Gain (loss) on settlement of liability	190,403	(1,535,946)
Net loss before income tax provision	(9,731,701)	(10,088,031)
Provision for income tax	-	-
Net loss	(9,731,701)	(10,088,031)
Basic and diluted loss per share	(3.81)	(33.76)
Weighted average common shares outstanding - basic and diluted	2,554,939	298,800

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2022 (Restated)	677,221	677	175	45,411,814	(37,750,135)	7,662,531
Sale of common stock, net	71,499	72	-	312,380	-	312,452
Sale of 615,000 pre-funded common stock warrants at a price of $4.36 per share, with an exercise price of $0.01 per warrant	-	-	-	2,681,400	-	2,681,400
Prefunded common stock warrant offering costs and fees	-	-	-	(529,324)	-	(529,324)
Effect of reverse stock split with 100 share minimum round lot share increase	1,493,272	1,493	-	(1,493)	-	-
Warrant inducement and exercise of 2,988,687 (repriced) common stock warrants at a price of $1.10 per warrant into shares of common stock	2,988,687	2,989	-	3,284,567	-	3,287,556
Warrant inducement offering costs and fees	-	-	-	(453,756)	-	(453,756)
Exercise of prefunded common stock warrants at $0.01 per share	615,000	615	-	5,535	-	6,150
Common stock issued as compensation at a price of $0.78 per share	3,721	4	-	2,900	-	2,904
Common stock issued as compensation pursuant to LTIP – three (3) related parties at a price of $0.78 per share	6,391	6	-	4,978	-	4,984
Common stock issued as compensation to independent members of the board of directors – related parties at a price of $0.75 per share	24,129	24	-	18,072	-	18,096
Series A preferred stock issued as compensation pursuant to an employment agreement – related party, issued at par value or $0.001 per share	-	-	25	-	-	25
Common stock equivalents from Series A Preferred stock issued as compensation pursuant to an employment agreement; convertible into 12,500,000 shares of common stock, 3,125,000 immediate vesting – related party	-	3,125	-	809,375	-	812,500
Net loss	-	-	-	-	(9,731,701)	(9,731,701)
Balance – December 31, 2023 (Restated)	5,879,920	$9,005	$200	51,546,448	$(47,481,836)	$4,073,817

	Common Stock	Common Stock Amount	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance – December 31, 2021 (Restated)	63,895	64	377	22,798,839	(27,662,104)	(4,862,824)
Sale of common stock through registered offering, net of offering costs, includes reverse stock split round lot share increase of 5,140	106,345	106	-	9,038,350	-	9,038,456
Issuance of common stock to pay for expenses at a price of $103.75 per share	9,345	9	-	969,526	-	969,535
Preferred stock converted into common stock	10,068	10	(202)	192	-	-
Debt converted into common stock warrants	-	-	-	1,566,559	-	1,566,559
Sale of common stock for cash at a price of $27.75 per share	20,372	20	-	565,315	-	565,335
Sale of 492,902 pre-funded common stock warrants at a price of $27.50 per share, with an exercise price				12,322,542		12,322,542
Prefunded common stock warrant offering costs and fee	-	-	-	(1,972,578)	-	(1,972,578)
Issuance of common stock as compensation at a price of $15.25 per share	4,000	4	-	60,996	-	61,000
Exercise of $27.50 prefunded warrants into shares of common stock	448,097	449	-	111,576	-	112,025
Exercise of $103.75 prefunded warrants into shares of common stock	15,099	15	-	3,760	-	3,775
Net loss	-	-	-	-	(10,088,031)	(10,088,031)
Impact of restatement	-	-	-	(53,263)		(53,263)
Balance – December 31, 2022 (Restated)	677,221	$677	$175	45,411,814	$(37,750,135)	$7,662,531

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	(Restated)	(Restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	(9,731,701)	(10,088,031)
Depreciation	104,230	50,087
Gain on disposition of property	(1,900)	(1,994)
Compensation paid through issuance of common stock	21,332	-
Compensation – deferred comp – related party	812,500	-
Goodwill and intangible assets impairment	1,912,559	-
Loss on settlement of liability	-	1,566,751
Adjustments to reconcile net loss to cash (used in) operating activities (net of acquired amounts from Champion):
Accounts receivable	(1,302,306)	15,642
Prepaid expense and other	69,856	80,291
Inventory	1,446,401	2,137,962
Inventory deposits	95,583	(117,551)
Lease deposits and other	(7,328)	(18,032)
Accounts payable	(217,085)	(842,971)
Accrued expenses	175,879	86,626
Other assets and liabilities	(378,861)	(558,506)
Right-of-use lease liabilities	(30,100)	56,884
Net Cash (Used in) Operating Activities	(7,030,941)	(7,632,842)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion Entities	(325,000)	(8,455,177)
Purchase of property and equipment	(6,300)	(30,392)
Net Cash (Used in) Investing Activities	(331,300)	(8,485,569)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common and preferred stock, net of offering costs	312,405	9,603,463
Purchase of Champion Entities	-	(1,442,243)
Proceeds from sale of warrant inducement, net of offering costs	2,830,811	-
Proceeds from sale of common stock and prefunded warrants, net of offering costs	2,160,404	10,465,913
Proceeds from exercise of prefunded warrants	5,535	-
Proceeds (repayments) of loans – officer - related party	45,332	18,959
Proceeds from line of credit	1,456,929	-
Proceeds of working capital loans	1,341,767	-
Repayment of loans – nonrelated party	-	(2,259,202)
Net Cash Provided by Financing Activities	8,153,183	16,386,890

CHANGE IN CASH	790,942	268,479

CASH AT BEGINNING OF PERIOD	286,086	17,607

CASH AT END OF PERIOD	$1,077,028	$286,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$415,472	$243,592
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of Series A preferred stock pursuant to employment agreement – related party	$4,612,500	$-
Modification of conversion terms of Series A preferred stock previously issued pursuant to employment agreements – related parties	$17,505,000	$-

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC and the Champion Entities (as defined in Note 9). All significant intercompany accounts and transactions have been eliminated.

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

Fixed assets and depreciation

Property and equipment are stated at cost, net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded using the straight-line method over the estimated useful life of the asset, which ranges from five to fifteen years.

Revenue recognition and accounts receivable

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

The carrying amount of accounts receivable is reduced by an allowance for bad debts and expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was approximately $150,000 and $90,000 at December 31, 2023 and 2022, respectively. Net accounts receivable was $2,674,540, $1,372,234 and $100,746 at December 31, 2023, 2022 and January 1, 2022, respectively.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Years Ended December 31,
Percentage of revenue:	2023	2022
Safes	93%	96%
Soft goods and other	7%	4%
Beverages	0%	0%
Total	100%	100%

Advertising costs

Advertising costs are expensed as incurred; Marketing costs incurred were $1,318,891 and $523,589 for the years ended December 31, 2023 and 2022, respectively.

Fair Value

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings per share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the years ended December 31, 2023 and 2022, net loss per share was $(3.96) and $(35.63), respectively.

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

	December 31, 2023	December 31, 2022

Shares used in computation of basic earnings per share for the year ended	2,554,939	298,800

Net income (loss)	$(9,731,701)	$(10,088,031)
Fully diluted income (loss) per share	$(3.81)	$(33.76)

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

The Company classifies tax-related penalties and net interest as income tax expense. For the years ended December 31, 2023 and 2022, respectively, no income tax expense has been recorded given significant losses incurred and resulting valuation allowance on such losses.

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

Business Combinations

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations, and as further defined by ASU 2017-01, Business Combinations (Topic 805), which requires the assets and liabilities assumed to be measured at fair value. When the purchase consideration consists entirely of shares of our common stock, the Company calculates the purchase price by determining the fair value, as of the acquisition date, of shares issued in connection with the closing of the acquisition and, if the transaction involves contingent consideration based on achievement of milestones or earn-out events, the probability-weighted fair value, as of the acquisition date, of shares issuable upon the occurrence of future events or conditions pursuant to the terms of the agreement governing the business combination. If the transaction involves such contingent consideration, our calculation of the purchase price involves probability inputs that are highly judgmental due to the inherent unpredictability of drug development, particularly by development-stage companies. The Company recognizes estimated fair values of the tangible assets and intangible assets acquired and liabilities assumed as of the acquisition date, and we record as goodwill any amount of the purchase price of the tangible and intangible assets acquired and liabilities assumed in excess of the fair value (see Note 9 - Goodwill and Acquisition Of Champion Entities and for further information in accordance with ASC 805-10-55-37 through ASC 805-10-55-50). Intangible assets, comprised by trade names, are amortized over their expected life, which approximates 10 years.

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

Concentration Risk

Prior to the closing of the Champion Entities in 2022, the Company purchased a substantial portion (over 20%) of its inventory from two third-party vendors. With the closing of the Champion Entities, the Company no longer purchases a substantial portion (over 20%) of its inventory from these third-party vendors. As of December 31, 2023 and 2022, the net amount due to these third-party vendors (accounts payable and accrued expense) was $0. Additionally, there are no accounts receivable or revenue concentrations with customers with balances in excess of 10% individually.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2023, and for the year ended December 31, 2023, the Company concluded it should restate its financial statements to properly reflect the following, among other corrections:

●	Accounting for inventory, costs of goods sold, and accounts receivable;
●	Accounting and recognition of certain expense and accruals, including those related to debt obligations;
●	Accounting for Series A preferred stock and related deferred compensation issued in November 2023;
●	Accounting for the Champion business combination and subsequent goodwill and intangible asset impairment;
●	Adjustments to the right of use assets and lease liabilities.

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	Original Filing	Adjustment	Restated
	December 31, 2023	December 31, 2023	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,147,696	$(70,668)	$1,077,028
Accounts receivable, net	2,816,541	(142,001)	2,674,540
Prepaid expense	190,933	(123,611)	67,322
Inventory, net	5,787,993	(213,622)	5,574,371
Inventory deposits	315,083	(293,115)	21,968
Total Current Assets	10,258,246	(843,017)	9,415,229

Property and Equipment, net	360,495	-	360,495

OTHER ASSETS:
Lease deposits and other	83,400	(58,040)	25,360
Right-of-use lease assets	1,946,567	(702,071)	1,244,496
Goodwill and intangible assets, net	2,000,000	(1,500,000)	500,000
Total Other Assets	4,029,967	(2,260,111)	1,769,856

TOTAL ASSETS	$14,648,708	$(3,103,128)	$11,545,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$1,978,768	$62,602	$2,041,370
Accrued expense and other	271,076	412,034	683,110
Loan – Officers – related party	45,332	29,332	74,664
Loans – Working capital	1,954,214	(9,804)	1,944,410
Line of credit	1,456,929	-	1,456,929
Right-of-use lease liability, current	1,039,081	(370,079)	669,002
Total Current Liabilities	6,745,400	124,085	6,869,485

Right-of-use lease liability, long-term	907,486	(305,208)	602,278

TOTAL LIABILITIES	7,652,886	(181,123)	7,471,763

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 200,000, and 175,000 issued and outstanding, respectively at December 31, 2023 and December 31, 2022	-	-	-
Preferred Shares A	125	-	125
Preferred Shares B	75	-	75
Common Stock, $0.001 par value; 600,000,000 shares authorized; 5,879,920 and 677,221 issued and outstanding, respectively at December 31, 2023 and December 31, 2022	9,005	-	9,005
Additional paid in capital	52,200,211	(653,763)	51,546,448
Accumulated deficit	(45,213,594)	(2,268,242)	(47,481,836)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,995,822	(2,922,005)	4,073,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,648,708	$(3,103,128)	$11,545,580

	Original Filing		Restated
	For the Year Ended		For the Year Ended
	December 31, 2023	Adjustments	December 31, 2023
Revenue	$16,228,310	$(230,114)	$15,998,196
Cost of goods sold	13,191,886	1,007,374	14,199,260
Gross margin	3,036,424	(1,237,488)	1,798,936

Expenses:
Consulting/payroll and other costs	3,347,070	251,769	3,598,839
Compensation expense – officers – related party	518,107	-	518,107
Compensation expense – officers – deferred comp – related party	1,413,000	(600,500)	812,500
Rental expense, warehousing, outlet expense	871,032	-	871,032
Product development costs	132,528	-	132,528
Marketing and brand development costs	1,273,012	45,878	1,318,890
Administrative and other	3,317,082	(109,276)	3,207,806
Depreciation and amortization expense	104,229	-	104,229
Total operating expenses	10,976,060	(412,129)	10,563,931
Operating income (loss)	(7,939,636)	(825,359)	(8,764,995)

Other Income (Expense)
Interest expense	(406,252)	42,685	(363,567)
Settlement expense – pre-emptive rights release	-	-	-
Interest income	3,780	-	3,780
Employee retention credit funds, net of costs to collect	1,113,337	-	1,113,337
Gain (loss) on sale of equipment	1,900	-	1,900
Tangible asset valuation adjustment	(1,570,816)	1,570,816	-
Impairment adjustment – goodwill and intangible assets	(2,525,000)	612,441	(1,912,559)
Gain (loss) on settlement of liability	221,903	(31,500)	190,403
Net income (loss) before income tax provision	(11,100,784)	1,369,083	(9,731,701)
Provision for income tax	-	-	-
Net income (loss)	$(11,100,784)	$1,369,083	$(9,731,701)
Basic and diluted income (loss) per share	$(3.81)	$-	$(3.81)
Weighted average common shares outstanding - basic and diluted	2,912,100	(357,161)	2,554,939

	Original Filing		Restated
	For the Year Ended		For the Year Ended
	December 31, 2023	Adjustments	December 31, 2023

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,100,784)	$1,369,083	$(9,731,701)
Depreciation	104,229	1	104,230
Gain on disposition of property	(1,900)	-	(1,900)
Compensation paid through issuance of common stock	2,904	830,928	21,332
Compensation paid through issuance of common stock – related parties	23,080	(23,080)	-
Amortization of loan discount	-	-	-
Recognition of deferred compensation attributable to convertibility of Series A preferred stock issued to three (3) related parties	1,413,000	(600,500)	812,500
Goodwill and intangible asset impairment	2,525,000	(612,441)	1,912,559
Inventory adjustment	1,570,816	(1,570,816)	-
Adjustments to reconcile net loss to cash (used in) operating activities (net of acquired amounts from Champion):			-
Accounts receivable	(1,203,052)	(99,254)	(1,302,306)
Prepaid expense and other	(49,428)	119,284	69,856
Inventory	57,488	1,388,913	1,446,401
Inventory deposits	-	95,583	95,583
Lease deposits and other	-	(7,328)	(7,328)
Accounts payable	(544,784)	327,699	(217,085)
Accrued expenses	167,362	8,517	175,879
Other assets and liabilities	-	(378,861)	(378,861)
Right-of-use lease liabilities	-	(30,100)	(30,100)
Net Cash (Used in) Operating Activities	(7,036,069)		(7,030,941)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion Entities	(325,000)	-	(325,000)
Purchase of property and equipment	(6,300)	-	(6,300)
Net Cash (Used in) Investing Activities	(331,300)		(331,300)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common and preferred stock, net of offering costs	-	312,405	312,405
Proceeds from sale of warrant inducement, net of offering costs	2,833,800	(2,989)	2,830,811
Proceeds from sale of common stock and prefunded warrants, net of offering costs	2,464,530	(304,126)	2,160,404
Proceeds from exercise of prefunded warrants	6,150	(615)	5,535
Proceeds (repayments) of loans – officer - related party	45,332	-	45,332
Proceeds from line of credit	1,700,000	(243,071)	1,456,929
Principal payments on line of credit, net	(243,071)	243,071	-
Proceeds of working capital loans	2,000,000	(658,233)	1,341,767
Principal payments on working capital loan	(648,430)	648,430	-
Repayment of loans – nonrelated party	-	-	-
Net Cash Provided by Financing Activities	8,158,311		8,153,183

CHANGE IN CASH	790,942	-	790,942

CASH AT BEGINNING OF PERIOD	356,754	(70,668)	286,086

CASH AT END OF PERIOD	$1,147,696	$(70,668)	$1,077,028

	Original Filing	Adjustments	Restated
	December 31, 2022	December 31, 2022	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$356,754	$(70,668)	$286,086
Accounts receivable, net	1,613,489	(241,255)	1,372,234
Prepaid expense	207,052	(69,874)	137,178
Inventory, net	7,421,696	(779,785)	6,641,911
Inventory deposits	309,684	(192,133)	117,551
Total Current Assets	9,908,675	(1,353,714)	8,554,960

Property and Equipment, net	456,525	-	456,525

OTHER ASSETS:
Lease deposits and other	18,032	-	18,032
Right-of-use lease assets	1,977,329	(542,281)	1,435,048
Goodwill, net	4,200,000	(2,112,441)	2,087,559
Total Other Assets	6,195,361	(2,654,722)	3,540,639

TOTAL ASSETS	$16,560,561	$(4,008,437)	$12,552,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$2,305,077	$(46,622)	$2,258,455
Accrued expense and other	322,393	184,838	507,231
Loan – Officers – related party	-	29,332	29,332
Loans – Working capital	602,643	-	602,643
Right-of-use lease liability, current	992,496	(22,444)	970,052
Total Current Liabilities	4,222,609	145,104	4,367,713

Right-of-use lease liability, long-term	984,833	(462,953)	521,880

TOTAL LIABILITIES	5,207,442	(317,849)	4,889,593

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 200,000, and 175,000 issued and outstanding, respectively at December 31, 2023 and December 31, 2022	-	-	-
Preferred Shares A	100	-	100
Preferred Shares B	75	-	75
Common Stock, $0.001 par value; 600,000,000 shares authorized; 5,897,920 and 677,221 issued and outstanding, respectively at December 31, 2023 and December 31, 2022	677	-	677
Additional paid in capital	45,465,077	(53,263)	45,411,814
Accumulated deficit	(34,112,810)	(3,637,325)	(37,750,135)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	11,353,119	(3,690,588)	7,662,531

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,560,561	$(4,008,437)	$12,552,124

	Original Filing		Restated
	For the Year Ended		For the Year Ended
	December 31, 2022	Adjustments	December 31, 2022
Revenue	$8,449,800	$(501,460)	$7,948,340
Cost of goods sold	6,509,382	2,245,962	8,755,344
Gross margin	1,940,418	(2,747,422)	(807,004)

Expenses:
Consulting/payroll and other costs	905,843	160,953	1,066,796
Compensation expense – officers – related party	1,094,781	-	1,094,781
Rental expense, warehousing, outlet expense	508,527	-	508,527
Product development costs	746,871	-	746,871
Marketing and brand development costs	507,503	16,086	523,589
Administrative and other	3,190,092	11,807	3,201,899
Depreciation and amortization expense	50,087	-	50,087
Total operating expenses	7,003,704	188,846	7,192,550
Operating income (loss)	(5,063,286)	(2,936,268)	(7,999,554)

Other Income (Expense)
Interest expense	(358,689)	150,580	(208,109)
Settlement expense – pre-emptive rights release	(350,000)	-	(350,000)
Interest income	5,578	-	5,578
Gain/(loss) on extinguishment of debt	(1,376,756)	(159,190)	(1,535,946)
Net income (loss) before income tax provision	(7,143,153)	(2,944,878)	(10,088,031)
Provision for income tax	-	-	-
Net income (loss)	$(7,143,153)	$(2,944,878)	$(10,088,031)
Basic and diluted income (loss) per share	$(23.91)	$(9.86)	$(33.76)
Weighted average common shares outstanding - basic and diluted	298,800	-	298,800

	Original Filing		Restated
	For the Year Ended		For the Year Ended
	December 31, 2022	Adjustments	December 31, 2022

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,143,153)	$(2,944,878)	$(10,088,031)
Depreciation	50,087	-	50,087
Gain on disposition of property	(1,994)	-	(1,994)
Compensation paid through issuance of common stock	1,030,535	(1,030,535)	-
Amortization of loan discount	1,000,457	(1,000,457)	-
Loss on settlement of liability	-	1,566,751	1,566,751
Inventory adjustment	-	-	-
Adjustments to reconcile net loss to cash (used in) operating activities (net of acquired amounts from Champion):			-
Accounts receivable	613,104	(597,462)	15,642
Prepaid expense and other	(34,286)	114,577	80,291
Inventory	(2,292,844)	4,430,806	2,137,962
Inventory deposits	-	(117,551)	(117,551)
Lease deposits and other	-	(18,032)	(18,032)
Accounts payable	-	(842,971)	(842,971)
Accrued expenses	(50,042)	136,668	86,626
Other assets and liabilities	-	(558,506)	(558,506)
Right-of-use lease liabilities	-	56,884	56,884
Net Cash (Used in) Operating Activities	(6,828,136)		(7,632,842)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion Entities	(10,247,420)	1,792,243	(8,455,177)
Purchase of property and equipment	(20,888)	(9,504)	(30,392)
Net Cash (Used in) Investing Activities	(10,268,308)		(8,485,569)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common and preferred stock, net of offering costs	9,603,791	(328)	9,603,463
Purchase of Champion Entities		(1,442,243)	(1,442,243)
Proceeds from sale of common stock and prefunded warrants, net of offering costs	10,349,964	115,949	10,465,913
Proceeds from exercise of prefunded warrants	115,798	(115,798)	-
Proceeds (repayments) of loans – officer - related party	(81,506)	100,465	18,959
Proceeds of working capital loans	60,000	(60,000)	-
Repayment of loans – nonrelated party	(2,612,456)	353,254	(2,259,202)
Net Cash Provided by Financing Activities	17,435,591		16,386,890

CHANGE IN CASH	339,147	(70,668)	268,479

CASH AT BEGINNING OF PERIOD	17,607	-	17,607

CASH AT END OF PERIOD	$356,754	$(70,668)	$286,086

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations (which now includes the Champion Entities business). Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the years ended December 31, 2023 and 2022 amounting to ($9,731,701) and ($10,088,031), respectively. The Company’s accumulated deficit was ($47,481,836) as of December 31, 2023 and ($37,750,135) as of December 31, 2022. The Company’s working capital surplus was $2,545,744 as of December 31, 2023 and $4,187,248 as of December 31, 2022. Additionally, the Company has missed contractual payments on certain financing arrangements subsequent to December 31, 2023. While the Company has not received any formal notices of default from such lenders, it continues to work with lenders to remedy any issues related to such agreements. Lastly, the Company is not in compliance with the Nasdaq listing requirements and are in the process of remediating.

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

NOTE 4- INVENTORY

Inventory includes the following:

	December 31, 2023	December 31, 2022

Inventory raw materials	$2,152,823	$2,303,997
Inventory finished goods	3,538,134	4,443,924
Less reserve for excess and obsolete inventory	(116,586)	(106,010)
Total Inventory, net	$5,574,371	$6,641,911

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

As discussed further in Note 9, the Company remeasured inventory acquired through the Champion Entities at fair value in accordance with ASC Topic 805. Cost of Goods Sold for the years ended December 31, 2023 and 2022 includes $616,505 and $1,308,496, respectively, of incremental expense resulting from the Company’s remeasurement of finished goods at fair value and the subsequent sale of such inventory. Unamortized fair value remeasurement for unsold inventory is presented within finished goods, was immaterial at December 31, 2023 and totaled approximately $698,000 at December 31, 2022.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:
	December 31, 2023	December 31, 2022

Plant, property and equipment	$353,885	$367,317
Vehicles	435,153	448,542
	789,038	815,859
Less: Accumulated depreciation	(428,543)	(359,334)
Net property and equipment	$360,495	$456,525

For the years ended December 31, 2023 and 2022 we recognized $104,229 and $50,087 in depreciation expense, respectively.

NOTE 6 –RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

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

Both Messrs. Ross and Grau serve as the Company’s Chief Executive Officer and President, respectively. Compensation for both, Messrs. Ross and Grau, includes a base salary and a bonus based upon certain performance measures approved by the board of directors. In addition to Mr. Grau’s employment Mr. Grau has lent the Company financing in the form of a unsecured non-interest-bearing demand note. Mr. Grau provides these loans as short-term funding and usually receives repayment a few months later, pending working capital needs. At December 31, 2023 and 2022, approximately $75,000 and $29,000, respectively, was outstanding is presented as Loan – Officers – related party in the accompanying consolidated balance sheets. Additionally, approximately $94,000 payable to Mr. Grau is included within accounts payable and other payables in the accompanying consolidated balance sheets.

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

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on November 20, 2023 recognized $312,500 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023.

Per Mr. Ross’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. On October 31, 2023, the Company recognized $250,000 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023.

Per Mr. Grau’s amended employment agreement with an effective date of November 20, 2023, the already issued or existing share-award grant is to vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. On October 31, 2023, the Company recognized $250,000 in compensation expense for the year ending December 31, 2023 for the grants and respective earn-outs of the common stock equivalents under the employment agreement through December 31, 2023.

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

The Company in connection with various employment and independent directors’ agreements is required to issue shares of its common stock as payment for services performed or to be performed. The value of the shares issued is determined by the fair value of the Company’s common stock that trades on the Nasdaq Capital Market. This value on the date of grant is afforded to the Company for the recording of stock compensation to employees and other related parties or control persons and the recognition of this expense over the period in which the services were incurred or performed. Most of the Company’s agreement for stock compensation provide for services performed to have been satisfied by the initial grant, thereby incurring the cost immediately from the grant. For the year ended December 31, 2023, the Company realized a gain totaling $190,403 relating to shares issued to directors as settlement of accrued and unpaid fees that exceeded the fair value of shares granted. This gain is presented within gain (loss) on settlement of liability in the accompanying consolidated statements of operations.

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. The estimated grant date fair value of the aforementioned Series A preferred stock awards to Messrs. Ross, Grau and Lambrecht was approximately $3.1 million, in total. Estimated future compensation expense related to the Series A preferred stock awards is approximately $653,000, $653,000, $500,000 and $500,000 for the years ended December 31, 2024, 2025, 2026 and 2027, respectively.

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

NOTE 7 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with a major financial institution (“Line of Credit”). The Line of Credit accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at December 31, 2023 for the Company was 7.48%), and is secured by all the assets of the Champion Entities. The Line of Credit expires February 28, 2024. The outstanding amount due on the Line of Credit at December 31, 2023 was:

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

Initially the Company drew down on the Line of Credit in the amount of $1.7 million, with subsequent net payments and draws on the Line of Credit in the amount of approximately $250,000. The Company has not increased the Line of Credit amount beyond its initial drawdown and has paid interest expense of approximately $96,000 for the year ended December 31, 2023. The Company intends to keep the Line of Credit open and in existence to enhance the profitability and working capital needs of the Champion entities and may in the future seek to expand the Line of Credit, The Company received a short-term extension on the Line of Credit expiration date.

NOTE 8 – NOTES PAYABLE – WORKING CAPITAL

	December 31, 2023	December 31, 2022

Working capital loan with a limited liability company domiciled in the state of Georgia and matures on June 30, 2023. The working capital loan is a demand loan and accrues interest at 12% per annum and interest only payments that are due by the 15th of month following the close of the quarter. This working capital loan was refinanced by the $450,000 working capital loan below.	-	600,000
Working capital loans with an irrevocable trust established in the state of Georgia, managed and owned by the same entity as the limited liability company that previously held the $600,000 in combined loans made on or about June 30, 2022. The two working capital loans are demand loans and accrue interest at 12% per annum and interest only payments that are due by the last day of the quarter. The 1st loan in the amount of $150,000 is due and payable on December 31, 2023, the 2nd loan in the amount of $300,000 is due and payable on June 30, 2024. As of December 31, 2023 we are in technical default on the $150,000 loan. These loans mature on June 30, 2024.	450,000	-
Working capital loans with a major financial institution converted from a revolving line of credit to a strict payoff loan agreement with the major financial institution. Annual interest rate approximates 22.5% per annum and consists of two revolving line of credit accounts.	-	2,643
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with a corporate entity domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $75,000 per month (beginning on May 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation agreement is subject to a repurchase option by the Company. The repurchase price prior to April 1, 2024 is 125% or $625,000, the repurchase price prior to May 5, 2024 is 137.5% or $687,500, thereafter the repurchase price is $687,500 plus payments of $75,000 per month on the fifth calendar day. This loan matures during January 2025.	500,000	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $11,731 each for 62 weeks on the Friday following funding. The working capital loan is due and payable on December 27, 2024 with a final payment of $11,731.	500,000	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $20,000 each for 64 weeks on the Friday following funding (implied interest rate of 22.8%). The working capital loan is due and payable on July 5, 2024 with a final payment of $20,000.	494,410	-

	$1,944,410	$602,643

Total recorded as a current liability	$1,944,410	$602,643

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

On December 19, 2023, the Company entered into a $500,000 Revenue Interest Purchase Agreement (the “Revenue Interest Loan”) with an accredited lender. Under the Revenue Interest Loan, the Company received the revenue interest purchase price/loan net of fees of $5,000. The Revenue Interest Loan requires monthly payments of $75,000 each, until the Revenue Interest Loan is repurchased by the Company. The Revenue Interest Loan bears implied interest at 40.5%. The Secured Loan is secured by all of the product revenues of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s is obligated to provide for 50% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan as payment towards the amounts due. The Revenue Interest Loan may be repurchased by the Company. The repurchase price for the Revenue Interest Loan prior to April 1, 2024 is 125% or $625,000, the repurchase price for the Revenue Interest Loan prior to May 5, 2024 is 137.5% or $687,500, thereafter the repurchase price of the Revenue Interest Loan is $687,500 plus payments of $75,000 per month on the fifth calendar day until repurchased by the Company. The Revenue Interest Loan bears an effective interest of 81.3% through March 31, 2024, an effective interest rate of 87.3% through May 4, 2024, and an effective interest rate of 116.9% thereafter until the Company repurchases the Revenue Interest Loan from the holder.

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

During the year ended December 31, 2022, the Company repaid $2,541,634 of its short-term notes payable and converted several short-term notes payable with a face value of $1,950,224 along with accrued interest into shares of common stock with a fair value of $2,803,632, resulting in a loss on debt extinguishment of $1,535,946. The conversion of the notes payable was done in connection with our registered public offering in February 2022. The aforementioned loss on debt extinguishment is primarily due to the derecognition of unamortized debt discount for working capital loans at that time and is presented as loss on settlement of liability in the accompanying consolidated statements of operations for the year ended December 31, 2022.

At December 31, 2023, and December 31, 2022, the outstanding balance due on all of the working capital notes payable was $1,944,410 and $602,643, respectively. These amounts do not include any interest payable on the various notes where interest was not paid in full per the terms of the notes. Accrued interest was not material at December 31, 2023 and 2022 and is presented within accrued expense and other in the accompanying consolidated balance sheets.

NOTE 9 – ACQUISITION OF CHAMPION ENTITIES

Impairment

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. We first perform a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. In determining fair value, we incorporate multiple considerations, including estimated future cash flows market capitalization of the Company (for which the Champion Entities are a significant component), and other relevant considerations. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

As of December 31, 2022, we had goodwill and intangible assets of $2,087,559, directly related to our 2022 acquisition of the Champion Entities. During the 4th quarter of 2023, management performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of its reporting unit did not exceed its carrying value. In conjunction with this assessment, the Company also evaluated its separately identifiable intangible asset associated with the acquisition of the Champion Entities for impairment, concluding a trade name asset in the amount of $500,000 was required as of December 31, 2023. Accordingly, an aggregate goodwill and intangible asset impairment of $1,912,559 has been recognized for the year ending December 31, 2023. This impairment charge includes additional consideration paid to Seller in 2023 in the amount of $325,000.

Drivers of these impairment losses, by reporting unit, were as follows:

●	Changes in future year margin expectations were primarily driven by sustained increases in supply chain costs, expectations for lower or static pricing to maintain a competitive positioning, and expectations for increased marketing investment, primarily in response to increased competition, as well as customer-driven investments. Changes in expectations for lower long-term net sales growth were primarily due to sustained competition and anticipated trends in consumer preferences. Our revised expectations were based on the completion of our fourth quarter results, which were below management’s expectations, and the development of our operating plan in December 2023. Additionally, our revised expectations were based on the development of three-year operating plan, which commenced in early 2023 and is expected to be completed in 2024. Lastly, the Company’s share price and market capitalization, for which Champion represents a substantial portion of the Company’s operating activities, has declined during 2023.

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

The acquisition occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration of approximately $9,150,000, along with (ii) cash deposits in the amount of $350,000, and (iii) reimbursed the Seller for approximately $400,000 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021. In addition to the direct payments to the Seller, the Company paid certain costs on behalf of and specifically associated with the acquisition of Champion and its integration of approximately $350,000; $200,000 was paid to our investment banker in analyzing the acquisition and purchase of Champion as well as $150,000 was paid to Champion’s previous independent PCAOB registered accounting firm to conduct their two years of audit and subsequent interim review reports. The approximately $350,000 paid is presented within administrative and other withing the accompanying consolidated statements of operations for the year ended December 31, 2022.

During the year ended December 31, 2023 the Company received a claim for refund or right of repayment from the Seller of the Champion Entities with respect to the CARES Act tax credits income the Company received. The Company during the year settled the matter with the Seller and agreed to pay an additional $325,000 to the Seller. This amount was not recorded as an offset against the Company’s CARES Act tax credit income but as an increase to the overall purchase price of the Champion Entities which increased our determined goodwill value, and impairment thereon, by and additional $325,000 during 2023, as described above.

Accounting for the Business Combination

Under the acquisition method of accounting, the acquired tangible and intangible assets and assumed liabilities are recognized based on their estimated fair values as of the business combination closing date. Pro forma adjustments were preliminary and based on estimates of the fair value and useful lives of the assets acquired and liabilities assumed as of December 31, 2022 which were prepared to illustrate the estimated effect of the business combination.

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

For the year ending December 31, 2022 the following was the fair value of the assets acquired, liabilities assumed, and ensuing goodwill identified, reconciled to the purchase price transferred:

Cash	$-
Accounts receivable	1,287,130
Inventory	7,051,867
Fixed assets	473,326
Deposits and other assets	53,977
Accounts payable	(1,609,657)
Accrued expenses and other	(84,297)
Preliminary goodwill and intangible assets (July 2022)	2,725,074
Consideration	$9,897,420
Consideration:
Payments of cash direct to Seller	$8,455,177
Debt payments on behalf of Seller	1,442,243
$9,897,420

In finalizing its preliminary purchase price allocation for the year ended December 31, 2022, certain adjustments were identified, which resulted in a final goodwill and intangible asset of $2,087,559 as of December 31, 2022. Intangible assets totaling $500,000 as of December 31, 2023 represents a trade name and is subject to amortization over a 10 year life.

NOTE 10 – INCOME TAXES

At December 31, 2023 and 2022, the Company had a net operating loss carryforward of $46,789,389 and $37,057,688, respectively, which begins to expire in 2034.

Components of net deferred tax asset, including a valuation allowance, are as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset:
Net operating loss carryforward	$9,731,701	$10,088,031
Total deferred tax asset	9,731,701	10,088,031
Less: Valuation allowance	(9,731,701)	(10,088,031)
Net deferred tax asset	$-	$-

Valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $9,731,701 and $10,088,031, respectively. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not deferred tax assets will not be realized as of December 31, 2023 and December 31, 2022 and recognized 100% valuation allowance for each period.

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

Common and Preferred stock

The following transactions occurred with respect to our common stock and preferred stock on a month-to-month basis and presentation for the years ending December 31, 2023 and 2022:

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

For the month of July 2022, the following transactions occurred: On July 12, 2022, we entered into a PIPE transaction with Armistice Capital Master Fund Ltd. for the purchase and sale of $12,887,976.31 of securities, consisting of (i) 20,372 shares of common stock at $27.75 per share, (ii) prefunded warrants (the “Prefunded Warrants”) that are exercisable into 448,096 shares of common stock (the “Prefunded Warrant Shares”) at $27.50 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 936,937 shares of common stock at an initial exercise price of $21.50 per share and will expire five years from the date of issuance. Additionally, the Company recognized expense totaling $350,000 for the year ended December 31, 2022 for a settlement payment to a prior lender (Cavalry) for the release of pre-emptive rights resulting from the July 2022 equity raise, which is presented as settlement expense – pre-emptive rights release in the accompany consolidated statements of operations.

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

For the month of November 2022, the following transactions occurred: During the month of November 2022, Calvary Fund exercised 15,099 Calvary Warrants (see Note 12 – Warrants and Options). Along with an exercise notice and payment totaling $3,774.84, 15,099 shares of common stock were issued.

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

Modified Terms of Series A Preferred Stock

On October 31, 2023, the Company board of directors approved amending and restating the certificate of designation of the Company’s Series A Convertible Preferred Stock to increase the number of shares from 100,000 to 150,000 and to allow for the conversion of the Series A Preferred Stock under certain circumstances and vesting requirements. On November 20, 2023 the Company issued 25,000 shares of its Series A Preferred Stock to Mr. Lambrecht, pursuant to his employment agreement as Chief Operating Officer. Mr. Lambrecht’s shares of Series A Preferred Stock will vest in the following manner, 25% upon signing of the employment agreement, 25% on the 1st of January 2024, and 25% for the following two anniversaries. Messrs. Ross and Grau who are holders of the Series A Preferred Stock will also enjoy the vesting of their shares of Series A Preferred Stock in the following manner; 20% on the 1st of January 2024 and 20% thereafter for the following 4 anniversaries. The Company has determined, and appropriately recorded in its statement of operations a compensation expense associated with the conversion or convertibility of the Series A Preferred Stock into common stock of the Company on a 500:1 basis. Based on the vesting schedule afforded to the holders of the Series A Preferred Stock, 3,125,000 shares of common stock could be issued upon the conversion of 6,250 shares of Series A Preferred Stock as of December 31, 2023, and immediately subsequent to December 31, 2023, another 13,125,000 shares of common stock could be issued upon the conversion of 26,250 shares of Series A Preferred Stock on January 1, 2024. The conversion of the Series A Preferred Stock is at the discretion of the holder unless there are special circumstances. In connection with the modification and vesting, approximately $860,000 in stock compensation expense was recognized for the year ended December 31, 2023.

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

The Company filed a registration statement on Form 1-A offering up to 2,666,666 shares of Series C Preferred Stock, at an offering price of $7.50 per share, for a maximum offering amount of $19,999,995. There is a minimum initial investment amount per investor of $300.00 for the Series C Preferred Stock and any additional purchases must be made in increments of at least $7.50 (see Note 16 – Subsequent Events).

At December 31, 2023 and 2022, there were 5,879,920 and 677,221 shares of common stock issued (which includes reserved for) and outstanding, respectively; and 75,143 and 75,143 shares of Series B preferred stock issued and outstanding, respectively, and 125,000 and 100,000 shares of its Series A preferred stock issued and outstanding, respectively. No Series C preferred stock was issued or outstanding at December 31, 2023 or 2022.

NOTE 12 – WARRANTS AND OPTIONS

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

	December 31, 2023	December 31, 2022

Stock Price	$0.31	$4.75
Exercise Price	$1.10	$21.50
Term (expected in years)	4.7	4.5
Volatility	31.84%	38.14%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	4.79%	4.69%

Stock Purchase Warrants

The following table summarizes all warrant activity for the years ended December 31, 2023 and 2022.

	Shares	Weighted- Average Exercise Price Per Share		Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2021	28,071	$220.00		2.95 years	-
Granted	116,386	$129.6875		5.00 years	-
Granted in Debt Conversion	15,099	$129.6875		5.00 years
Granted Prefunded Warrants	463,195	$0.25		5.00 years
Granted in PIPE transaction	936,937	$21.50		5.00 years
Exercised	(463,195)	$0.25		-	-
Expired	(38)	-		-	-
Outstanding and Exercisable at December 31, 2022	1,096,455	$30.50		4.50 years	-
Granted Prefunded Warrants	615,000	$4.37		5.00 years	-
Granted in PIPE transaction	686,499	$4.24	*	5.00 years
Granted pursuant to repricing transaction	1,365,251	$1.10	*	4.00 years
Granted pursuant to Inducement Agreement – New Warrants	5,977,374	$1.10		5.00 years
Exercised	(3,603,687)	$0.88		5.00 years	-
Expired	-	-		-	-
Outstanding and Exercisable at December 31, 2023	6,136,892	$3.15		4.70 years	-

*	Pursuant to the Inducement Agreement the following warrants were repriced with an exercise price of $1.10 per warrant.

NOTE 13 – LEASES AND LEASED PREMISES

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

Rent expense for operating leases totaled approximately $871,000 and $508,000 for the years ended December 31, 2023, and 2022, respectively. These amounts are included in our consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

The Company’s operating leases are comprised primarily of facility leases and we have no finance leases for vehicles or equipment at this time. The Company added approximately $1,000,000 in right-of-use lease assets offset by lease liabilities during the 4th quarter for the year ended December 31, 2023, this included multiple leases that were increased in size and as well as several leases that were extended or options to extend were added in the lease terms. For the year ended December 31, 2022, approximately $2,400,000 in right-of-use assets were added offset by lease liabilities, and includes the Company’s acquisition of the Champion Entities.

Balance sheet information related to our leases is presented below for the years then ended:

		December 31,
	Balance Sheet location	2023	2022
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,244,496	$1,435,048
Right-of-use lease liability, current	Other current liabilities	669,002	970,052
Right-of-use lease liability, long-term	Right-of-use operating lease liability	602,278	521,880

The following provides details of the Company’s lease expense:

	Years Ended December 31,
	2023	2022
Operating lease expense, net	$1,241,465	$559,305

Other information related to leases is presented below:

	2023	2022
Cash Paid for Amounts Included in Measurement of Liabilities:
Operating cash flows from operating leases	1,101,797	1,038,647
Weighted Average Remaining Lease Term:
Operating leases	3.0 years	3.0 years
Weighted Average Discount Rate:
Operating leases	10.00%	5.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2024	$770,267
2025	229,083
2026	191,579
2027	177,010
2028	135,175
Thereafter	-
Total future minimum lease payments, undiscounted	1,503,114
Less: Imputed interest	(231,834)
Present value of future minimum lease payments	$1,271,280

Rental expense totaled approximately $871,032 and $508,527 for years ended December 31, 2023 and 2022, respectively. The Company extended several leases and increased the payments on several more in connection with its expansion, while closing several facility leases in streamlining operations and inventory storage and warehousing.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the years ended December 31, 2023 and 2022, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company. As of December 31, 2023 and 2022 there was approximately none and none, respectively, in outstanding letters of credit issued in the normal course of business. These letters of credit would reduce our available borrowings, if we had any. During the year ended December 31, 2023 the Company entered into a line of credit with a major financial institution. The amount due on the line of credit as of December 31, 2023 was $1,456,929. The Company was in compliance with the terms and covenants of the line of credit as of December 31, 2023.

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

NOTE 15 – OTHER INCOME – EMPLOYEE RETENTION CREDIT

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

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2023 through the date the financial statements were issued and determined that there were the following subsequent events.

On January 1, 2024 the Company recognized an additional 16,250,000 shares of common stock equivalents earned out on that date (based on the respective vesting that occurs on January 1, 2024) for its three executive officers that were issued Series A preferred stock. Approximate value as of January 1, 2024 attributable to the vesting of the Series A preferred stock convertible into common stock is $3,125,000. The Company will recognize that amount over the remaining vesting period as deferred compensation – officers unless there is a significant change in the market value of the Company’s common stock.

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

On July 2, 2024, the Company, entered into a Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.

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

Effective August 5, 2024, the Company entered into two securities exchange and amendment agreements with two accredited investors, whereby the Company agreed to issue the investor 10,010 shares of Series D Convertible Preferred Stock in exchange for a portion of a $75,000 revenue interest owned by one such investor, and whereby the Company agreed to issue the investor 12,134 shares of Series D Convertible Preferred Stock in exchange for a portion of a $100,000 revenue interest owned by a second such investor. Commencing on October 1, 2024, and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Agreement, the investors have the right to receive $7,500 and $10,000 per month, respectively, from the Company generated from its operating subsidiaries.

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

On September 4, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). A one-time interest charge of 12% ($36,000) was applied to the Note upon issuance. Further, an original issue discount of $45,000, $75,436.02 was utilized to repay a June 2024 note with the Lender, commissions to a broker dealer of $8,000, and fees of $10,000 were applied on the issuance date, resulting in net loan proceeds to us of $161,563.98. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in eight payments; the first payment shall be in the amount of $37,333.33 and is due on September 30, 2024 with seven (7) subsequent payments each in the amount of $37,333.33 due on the last day of each month thereafter (a total payback to the Lender of $336,000.00). In addition to the Note, the Company and the Lender entered into a conversion agreement (the “Conversion Agreement”), whereby the Lender converted $49,500 of its June 2024 note into 6,600 shares of the Company’s Series D Convertible Preferred Stock. Pursuant to the Conversion Agreement and Securities Purchase Agreement, the Company granted piggyback registration rights to the Lender on the shares of common stock underlying the preferred shares and the shares of common stock potentially issuable upon default of the Note. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. the Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

On September 19, 2024, the Company authorized the issuance of 669,643 shares of common stock, valued at $0.448 per share, to a vendor pursuant to the terms of a settlement agreement. The issuance of the shares of Common Stock will not be registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that Act provided by Section 4(a)(2) thereof. The recipient of shares is an accredited investor with the experience and expertise to evaluate the merits and risks of an investment in securities of the Registrant and the financial means to bear the risks of such an investment.

On September 27, 2024, the Company authorized the issuance of 360,000 shares of common stock, valued at $0.448 per share, to a consultant pursuant to the terms of a consulting agreement. The issuance of the shares of Common Stock will not be registered under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements of that Act provided by Section 4(a)(2) thereof. The recipient of shares is an accredited investor with the experience and expertise to evaluate the merits and risks of an investment in securities of the Registrant and the financial means to bear the risks of such an investment.

On October 4, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on October 30, 2024, and remaining eight payments due on the 30th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

As previously disclosed in a Current Report on Form 8-K dated October 27, 2023, on October 23, 2023, the Registrant received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Registrant was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), as the Registrant’s closing bid price for its common stock, par value $0.001 per share, was below $1.00 per share for the thirty (30) consecutive business days prior to the date of the Notice from Nasdaq. On April 23, 2024, the Registrant received notice from Nasdaq indicating that, while the Registrant had not regained compliance with the Bid Price Requirement, Nasdaq determined that the Registrant was eligible for an additional 180-day period, or until October 21, 2024, to regain compliance. On October 16, 2024, the Registrant received a written notification from the Staff indicating that, as of October 15, 2024, the Registrant had regained compliance with the Minimum Bid Price Requirement.

On October 23, 2024, (the “Closing Date”), the Company entered into an Exchange and Settlement Agreement (the “Securities Exchange Agreement”) with an individual accredited investor (the “Investor”). On April 19, 2024, the Company and the Investor had entered into a $500,000 Revenue Interest Purchase Agreement (the “Revenue Agreement”). Pursuant to the Securities Exchange Agreement, AREB and the Investor exchanged the Revenue Agreement and all rights and preferences thereunder for 57,000 shares of common stock, valued at $2.75 per share, and a three-year pre-funded warrant to purchase 486,030 shares of common stock at $0.01 per share, valued at $2.74 per share.

On October 30, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, a Delaware limited partnership (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $420,000 (the “Note”). An original issue discount of $70,000 and commissions to a broker dealer of $28,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $322,000. Accrued, unpaid interest at the rate of 10% and outstanding principal, subject to adjustment, is required to be paid on or before December 31, 2024. In addition to the Note, the Company issued the Lender a five-year common stock purchase warrant to purchase up to 72,165 shares of Common Stock at $5.82 per share (the “Warrant”). Pursuant to the Securities Purchase Agreement, the Company granted piggyback registration rights to the Lender on the shares of common stock underlying the Warrant and the shares of common stock potentially issuable upon default of the Note. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note (along with any interest, penalties, and all other amounts under the Note) into restricted shares of common stock of the Company at a discount of 20% of the market price. The Lender agreed to limit the amount of stock received to less than 9.99% of the total outstanding common stock. The Company agreed to reserve 600,000 shares of common stock, which may be issuable upon conversion of the Note.

On November 6, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on December 15, 2024, and remaining eight payments due on the 15th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

On November 11, 2024, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and Altbanq Lending LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($150,469.11) of a promissory note dated March 27, 2024 in the original principal amount of $1,330,000 (the “Note”), with a current balance payable of $1,229,350 (the “Note Balance”). Contemporaneously with assignment of the assigned note portion to the Purchaser, the Company exchanged the $150,469.11 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange. At any time during the ninety days after the initial closing, the Purchaser may purchase additional portions of the Note, at one or more closing, by sending an additional closing notice in the amount set forth in the additional note notice and the Company will exchange such additional portions for shares of its common stock as a 3(a)(9) exchange. The additional shares will be calculated by dividing the relevant additional portion by 75% of the average of the three lowest bids for the Company’s common stock on its principal trading market on the five trading days prior to the closing of the purchase of the additional portion. The Purchase and Exchange Agreement contains a beneficial ownership limitation of 4.99% of the number of the common shares outstanding immediately after giving effect to the issuance of common shares issuable upon any closing of the purchase of an additional portion by the Purchaser. No closing of the purchase of any additional portion shall take effect nor shall the Purchaser be able to purchase any additional portion to the extent that after giving effect to such issuance after closing, the Purchaser (together with the Purchaser’s Affiliates, and any other Persons acting as a group together with the Purchaser or any of the Purchaser’s Affiliates), would beneficially own in excess of the beneficial ownership limitation. The Company will not issue shares of common stock in excess of 19.99% of the shares outstanding as of the date of the Purchase and Exchange Agreement. In the event the previous sentence restricts the Company’s ability to completely convert the Note, the Company will seek stockholder approval to allow the issuance shares of common stock in excess of 19.99% of the shares outstanding. For a period of ninety days after the closing, the Seller and Company shall not further amend the Note nor allow any payments to be made on account of the Note. In the event there has been a material adverse event with the Company or tother reasonable cause, upon fifteen (15) days written notice, the Seller may accelerate the termination of this period.

On December 13, 2024, the Company entered into a three-month promissory note with an accredited investor (the “Lender”) in the principal amount of $213,715 (the “Note”). An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in one lump sum payment of $155,625 on or before March 13, 2025. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender pursuant to the conversion rights referenced below. At any time after the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $1.73 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

On December 26, 2024, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $1,843,595.18 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price. In the event the Company’s market price decreases to or below $1.00 per share, then either the Company or SCC may declare a default. SCC has agreed that it will not become the beneficial owner of more than 4.99% of common stock of the Company at any point in time. Further, the Settlement Agreement provides that Settlement Shares may not be issued to SCC if such issuance would exceed 19.9% of the outstanding common stock as of the date of the Settlement Agreement, until such time as the Settlement Agreement is approved by the Company’s stockholders. The Settlement Agreement and the issuance of the Settlement Shares was approved by the Circuit Court of the Twelfth Judicial Circuit Court for Manatee County, Florida (the “Court”) on January 3, 2025 (Case No. 2024 CA 2116). The Court entered an Order confirming the fairness of the terms and conditions of the Settlement Agreement and the issuance of the Settlement Shares.

On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors (the “Lenders”) in the principal amounts of $617,100 (“Note 1”) and $123,420 (“Note 2”). An original issue discount of $117,100 was applied to Note 1 and $23,420 was applied to Note 2 on the issuance date and was paid through the issuance of 15,613 (Note 1) and 3,123 (Note 2) shares of the Company’s Series D Convertible Preferred Stock to the Lenders, resulting in net loan proceeds to the Company of $500,000 (Note 1) and $100,000 (Note 2). Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid on or before July 10, 2025 (a total payback to the Lender of $537,500 (Note 1) and $107,500 (Note 2)). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lenders, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender pursuant to the conversion rights referenced below. At any time after the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share, or upon the sale of common stock below $1.50 per share, the Lenders have the ability to convert the outstanding amounts of the Notes into shares of common stock at the lowest price sold prior to the registration of the common stock. Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, which may be issuable upon conversion of the Notes at all times.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and Interim Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and Interim Principal Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management has concluded that there is a material weakness in internal control over financial reporting due to deficiencies in the design and operation of internal controls. The material weakness resulted in material adjustments to the financial statements included in the Original Form 10-K for the years ended December 31, 2023 and 2022, which were driven by the following: (1) inadequate management reviews and (2) insufficient technical accounting competencies within the organization.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of December 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Controls

Other than the material weakness discussed above, there were no changes in the Company’s internal controls over financial reporting that occurred during the period ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company has agreements with related parties for services, notes payable and stock grants. See Notes to Financial Statements numbers 6, 8, 10 and 11.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by GBQ for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2023 and December 31, 2022. All services reflected in the following fee table for 2023 and 2022 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2023	December 31, 2022
Audit fees (1)	$137,500	$117,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$137,500	$117,500

The following table presents the fees for professional audit services rendered by the Company’s previous auditor, BF Borgers CPA, a professional corporation (“BF Borgers”) for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2023 and December 31, 2022 and fees billed for other services rendered by BF Borgers during those periods. All services reflected in the following fee table for 2023 and 2022 were pre-approved, respectively, in accordance with the policy of the Board.

Notes:

(1)	Audit fees consist of audit and review services filed with the SEC for fiscal year ended December 31, 2023.

	December 31, 2023	December 31, 2022
Audit fees (1)	$445,500	$136,600
Audit-related fees	-	-
Tax fees	-	-
All other fees(2)	-	219,000
Total Fees	$445,500	$355,600

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC for fiscal year ended December 31, 2023 and December 31, 2022.
(2)	Comfort letter and consent to use audited financial statements in additional filings related to underwritten public offering. Approximately $150,000 was paid to Champion’s independent PCAOB registered accounting firm to conduct Champion’s most recent two fiscal years of audit and interim review reports which was required for the acquisition of Champion. These fees were paid by the Company and the PCAOB registered accounting firm was BF Borgers.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Financial Statement Schedules

None.

(c)	Exhibits Index

2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 9, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	Description of Securities (Incorporated by reference to Exhibit 4.4 to Form 10-K filed on April 12, 2024)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4. 2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.8	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.9	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.10	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.11	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.12	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K ,filed on November 6, 2023)
4.13	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.14	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)

10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)
10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
14.2	Whistleblower Policy (Incorporated by reference to Exhibit 14.2 to Form 10-K filed on April 12, 2024)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 10-K filed on April 12, 2024)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#**	Certification of Interim Principal Accounting Officer and Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: January 29, 2025	By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Charles A. Ross, Jr.	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	January 29, 2025
Charles A. Ross, Jr.

/s/ Doug E. Grau	President (Interim Principal Accounting Officer)	January 29, 2025
Doug E. Grau

/s/ Corey Lambrecht	Chief Operating Officer and Director	January 29, 2025
Corey Lambrecht

/s/ C. Stephen Cochennet	Director	January 29, 2025
C. Stephen Cochennet

/s/ Michael Dean Smith	Director	January 29, 2025
Michael Dean Smith

/s/ Larry Sinks	Director	January 29, 2025
Larry Sinks

