Form 10-Q
period 2024-09-30
AMERICAN REBEL HOLDINGS INC
filed 2025-02-07
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of February 5, 2025 was 2,460,406.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets of American Rebel Holdings, Inc. at September 30, 2024 (Unaudited) and December 31, 2023 (Audited)	3

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	7

	Notes to the Condensed Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION		39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosure	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		51

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (Unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$127,688	$1,077,028
Accounts receivable, net	1,896,906	2,674,540
Prepaid expense	85,131	67,322
Inventory, net	5,320,800	5,574,371
Inventory deposits	-	21,968
Total Current Assets	7,430,525	9,415,229

Property and Equipment, net	285,698	360,495

OTHER ASSETS:
Lease deposits and other	35,656	25,360
Right-of-use lease assets	636,530	1,244,496
Intangible assets, net	462,500	500,000
Total Other Assets	1,134,686	1,769,856

TOTAL ASSETS	$8,850,909	$11,545,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$3,255,085	$2,041,370
Accrued expense and other	1,807,923	683,110
Loan – Officers – related party	507,300	74,664
Loans – Working capital, net	4,424,473	1,944,410
Line of credit	1,992,129	1,456,929
Right-of-use lease liability, current	220,584	669,002
Total Current Liabilities	12,207,494	6,869,485

Right-of-use lease liability, long-term	472,155	602,278

TOTAL LIABILITIES	12,679,649	7,471,763

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 222,144, and 175,000 issued and outstanding, respectively at September 30, 2024 and December 31, 2023	-	-
Preferred Shares A	125	125
Preferred Shares B	75	75
Preferred Shares D	22	-
Common Stock, $0.001 par value; 600,000,000 shares authorized; 9,399,283 and 5,879,920 issued and outstanding, respectively at September 30, 2024 and December 31, 2023, respectively	12,524	9,005
Additional paid in capital	53,342,589	51,546,448
Accumulated deficit	(57,184,075)	(47,481,836)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,828,740)	4,073,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,850,909	$11,545,580

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	2,337,786	3,345,552	9,637,016	11,418,222
Cost of goods sold	2,835,763	3,095,418	9,263,015	8,869,432
Gross margin	(497,977)	250,134	374,001	2,548,790

Expenses:
Consulting/payroll and other costs	478,371	1,039,273	1,475,450	2,915,377
Compensation expense – officers – related party	(425,000)	-	-	-
Compensation expense – officers – deferred comp – related party	(1,985,936)	-	492,189	-
Rental expense, warehousing, outlet expense	103,562	230,226	335,743	732,360
Product development costs	277,483	20,326	713,883	36,821
Marketing and brand development costs	624,509	517,345	1,189,219	942,687
Administrative and other	1,414,889	1,347,181	3,323,566	2,542,181
Depreciation and amortization expense	54,817	24,895	109,813	79,260
Total operating expenses	542,695	3,179,246	7,639,863	7,248,686
Operating loss	(1,040,672)	(2,929,112)	(7,265,862)	(4,699,896)

Other Income (Expense)
Interest expense	(649,216)	(95,330)	(2,128,357)	(250,877)
Interest expense – pre-emptive rights release	-	-	-	-
Interest income	348	3,203	1,059	3,203
Employee retention credit funds, net of costs to collect	-	-	-	1,107,672
Gain/(loss) on sale of equipment	4,088	-	3,426	1,400
Tangible asset valuation adjustment	-	-	-	-
Impairment adjustment – goodwill	-	-	-	-
Gain/(loss) on settlement of debt instrument	(62,505)	-	(312,505)	-
Gain on settlement of liability	-	227,569	-	227,569
Net loss before income tax provision	(1,747,957)	(2,793,670)	(9,702,239)	(3,610,929)
Provision for income tax	-	-	-	-
Net loss	(1,747,957)	(2,793,670)	(9,702,239)	(3,610,929)
Basic and diluted loss per share	(0.67)	(0.95)	(1.48)	(2.50)
Weighted average common shares outstanding - basic and diluted	2,594,057	2,930,700	6,550,790	1,442,600

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2024	5,879,920	9,005	333,334	333	53,967,072	(55,436,118)	(1,459,708)
Conversion of Series D Preferred Stock to Common Stock	2,232,143	2,232	(111,190)	(111)	786,064	-	788,186
Issuance of Common Stock	673,382	673	-	-	301,002	-	301,675
Compensation expense – officers – deferred comp – related party	-	-	-	-	(1,985,936)	-	(1,985,936)
Issuance of Common Stock in connection with the Amended Convertible Note Payable	223,214	223	-	-	99,777	-	100,000
Issuance of Common Stock in connection with Amended VGR working capital loan - August 2024	167,410	167	-	-	74,833	-	75,000
Issuance of Common Stock in connection with Amended VGR working capital loan - September 2024	223,214	223	-	-	99,777	-	100,000
Net loss	-	-		-	-	(1,747,957)	(1,747,957)
Balance – September 30, 2024	9,399,283	$12,524	222,144	$222	53,342,589	$(57,184,075)	$(3,828,740)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – June 30, 2023	748,720	749	175,000	175	47,929,533	(34,930,069)	13,000,388
Effect of reverse stock split round lot shares	1,488,615	1,488	-	-	(1,488)	-	-
Warrant inducement and exercise of 2,988,687 repriced common stock warrants at $1.10 per share	2,988,687	2,989	-	-	32,84,567	-	32,87,556
Warrant inducement offering costs and fees			-	-	(4,53,756)	-	(4,53,756)
Exercise of prefunded common stock warrants at $0.01 per share	6,15,000	615	-	-	5,535	-	6,150
Common stock issued as compensation	34,241	34	-	-	25,950	-	25,984
Net loss			-	-		(27,93,670)	(27,93,670)
Balance – September 30, 2023	58,75,263	$5,875	1,75,000	$175	5,07,90,341	$(3,77,23,739)	$1,30,72,652

	Common	Common Stock	Preferred	Preferred Stock	Additional Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Balance – December 31, 2023	5,879,920	9,005	200,000	200	51,546,448	(47,481,836)	4,073,817
Issuance of Common Stock	673,382	673	-	-	301,002	-	301,675
Compensation expense – officers – deferred comp – related party	-	-	-	-	492,189	-	492,189
Issuance of Common Stock in connection with the Amended Convertible Note Payable	223,214	223	-	-	99,777	-	100,000
Issuance of Common Stock in connection with Amended VGR working capital loan - August 2024	167,410	167	-	-	74,833	-	75,000
Issuance of Common Stock in connection with Amended VGR working capital loan - September 2024	223,214	223	-	-	99,777	-	100,000
Series D Convertible Preferred Stock issued in connection with two amended Revenue Interest Agreements and subsequently converted to Common Stock	2,232,143	2,233	22,144	22	728,563	-	730,818
Net loss	-	-		-	-	(9,702,239)	(9,702,239)
Balance – September 30, 2024	9,399,283	$12,524	222,144	$222	53,342,589	$(57,184,075)	$(3,828,740)

		Common		Preferred	Additional
	Common	Stock	Preferred	Stock	Paid-in	Accumulated
	Stock	Amount	Stock	Amount	Capital	Deficit	Total
Balance – December 31, 2022	677,221	677	175,000	175	45,465,077	(34,112,810)	11,353,119
Sale of common stock, net	71,499	71	-	-	312,381	-	312,452
Sale of 615,000 pre-funded common stock warrants $4.36 per share, exercise price of $0.01	-	-	-	-	2,681,400	-	2,681,400
Prefunded common stock warrant offering costs and fee	-	-	-	-	(529,324)	-	(529,324)
Effect of reverse stock split round lot shares	1,488,615	1,489	-	-	(1,489)	-	-
Warrant inducement and exercise of 2,988,687 repriced common stock warrants at $1.10 per share	2,988,687	2,989	-	-	3,284,567	-	3,287,556
Warrant inducement offering costs and fees	-	-	-	-	(453,756)		(453,756)
Exercise of prefunded common stock warrants at $0.01 per share	615,000	615	-	-	5,535	-	6,150
Common stock issued as compensation	34,241	34	-	-	25,950	-	25,984
Net loss	-	-	-	-	-	(3,610,929)	(3,610,929)
Balance – September 30, 2023	5,875,263	$5,875	175,000	$175	50,790,341	$(37,723,739)	$13,072,652

See Notes to Financial Statements and Note 1 regarding non-reliance on financial statements.

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	(9,702,239)	(3,610,929)
Depreciation and amortization	109,813	79,260
Gain on disposition of property	(3,426)	(1,400)
Compensation paid through issuance of common stock	-	25,984
Compensation paid through issuance of common stock – related parties	492,189	-
Loss on settlement of debt instrument	312,505	-
Adjustments to reconcile net loss to cash (used in) operating activities (net of acquired amounts from Champion):	-
Accounts receivable	777,634	(1,017,950)
Prepaid expense and other	(17,809)	40,915
Inventory	253,571	(1,089,198)
Inventory deposits	21,968	(41,074)
Lease deposits and other	(10,296)	-
Accounts payable and accrued expenses	2,640,204	(474,827)
Right-of-use lease liabilities	29,425	-
Net Cash (Used in) Operating Activities	(5,096,461)	(6,089,219)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion Entities	-	(275,000)
Disposition of property and equipment	5,910	1,402
Net Cash (Used in) Investing Activities	5,910	(273,598)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, prefunded warrants and warrant inducement, net of offering costs	-	5,298,330
Proceeds from warrant exercise	-	6,150
Proceeds from line of credit	535,200	1,700,000
Principal payments on line of credit, net	-	(10,837)
Proceeds from loans - officer - related party	432,636	95,332
Proceeds from working capital loans, net	3,173,375	1,000,000
Principal payments on working capital loan	-	(449,675)
Net Cash Provided by Financing Activities	4,141,211	7,639,300

CHANGE IN CASH	(949,340)	1,276,483

CASH AT BEGINNING OF PERIOD	1,077,028	356,754

CASH AT END OF PERIOD	127,688	1,633,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,148,957	$245,874
Income taxes	$-	$-

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 1 – PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The Company filed its Form 10-K/A with the reaudits of the years ended December 31, 2023 and 2022 with the SEC on January 29, 2025.

The Company has included the comparative three and nine months ended September 30, 2023 in this filing; however, these figures have not been restated due to the undue burden it would place on the Company. Additionally, the Company has not restated its Form 10-Qs for the periods ended March 31, 2024 and June 30, 2024 due to the undue burden this would also have on the Company. The impact of any adjustments to the quarters ended March 31, 2024 and June 30, 2024 have been included in the three months ended September 30, 2024. Accordingly, the accompanying consolidated statements of operations for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023, the consolidated statements of stockholders’ equity/(deficit) for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023, the consolidated statement of cash flows for the nine months ended September 30, 2023, and the accompanying notes for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2023 should not be relied upon.

NOTE 2 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations

The Company develops and sells branded products in the beverage, self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.) the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). The Company established American Rebel Beverages, LLC as a wholly-owned subsidiary to hold the licenses with respect to the beer business. American Rebel Beer launched regionally in 2024.

To varying degrees, the development of geopolitical conflicts, supply chain disruptions, government actions to slow rapid inflation in recent years and predictable sales cycles have produced varying effects on the business. The economic effects from these events over the long term cannot be reasonably estimated at this time. Accordingly, estimates used in the preparation of the financial statements, including those associated with the evaluation of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to the Company (through accounts receivable) and the estimations of certain losses assumed under warranty and other liability contracts, may be subject to significant adjustments in future periods.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Amended Annual Report filed on Form 10-K/A of the Company for the period ended December 31, 2023, and notes thereto contained, filed on January 29, 2025.

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

Inventory and Inventory Deposits

Inventory consists of beer, backpacks, jackets, safes, other storage products and accessories manufactured to the Company’s design and held for resale and are carried at the lower of cost (First-in, First-out Method) or net realizable value. The Company determines an estimate for the reserve of slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. The Company makes deposit payments on certain inventory to be manufactured that are carried separately until the manufactured goods are received into inventory.

Fixed Assets and Depreciation

Property and equipment are stated at cost, net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded using the straight-line method over the estimated useful life of the asset, which ranges from five to seven years.

Revenue Recognition

In accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. To achieve this core principle, the Company applies the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Percentage of revenue	2024	2023	2024	2023
Safes	97.5%	98.6%	98.2%	96.9%
Soft goods	1.6%	1.4%	1.6%	3.1%
Beverages	0.9%	0.0%	0.2%	0.0%
Total	100%	100%	100%	100%

Accounts receivable totaled $1,896,906, $2,674,540, and $1,372,234 as of September 30, 2024, December 31, 2023, and January 1, 2023, respectively.

The carrying amount of accounts receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was not material as of September 30, 2024 and December 31, 2023.

Advertising Costs

Advertising costs are expensed as incurred. Marketing costs, which we consider to be advertising costs, incurred were $624,509 and $517,345 for the three months ended September 30, 2024 and 2023, respectively, and $1,189,219 and $942,687 for the nine months ended September 30, 2024, and 2023, respectively.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024, and December 31, 2023, respectively. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, and accounts payable, and the line of credit. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260, Earnings per Share. Basic losses per common share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are negligible or immaterial as dilutive shares to be issued during net loss years were non-existent. For the three months and nine months ended September 30, 2024 and 2023, net loss per share was $(0.67) and $(1.48) (for 2024), and $(0.95) and $(2.50) (for 2023), respectively.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2024, and December 31, 2023, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company classifies tax-related penalties and net interest as income tax expense. For the three and nine-month periods ended September 30, 2024, and 2023, respectively, no income tax benefit has been recorded due to the recognition of a full valuation allowance.

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

Recent Pronouncements

The Company evaluated recent accounting pronouncements through September 30, 2024, and believes that none have a material effect on the Company’s financial statements.

Concentration Risks

The Company did not have any vendor or customer concentrations as of September 30, 2024 and December 31, 2023.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the nine months ended September 30, 2024, and 2023 of ($9,702,239) and ($3,610,929), respectively. The Company’s accumulated deficit was ($57,184,075) as of September 30, 2024, and ($47,481,836) as of December 31, 2023. The Company’s working capital deficit was $(4,776,970) as of September 30, 2024, compared to working capital of $2,545,744 as of December 31, 2023.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues and profitability.

Management believes that sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution to its existing stockholders. As indicated in the footnotes to the consolidated financial statements, most of the current debt instruments are charging high interest rates. These interest payments and/or premium repayments and prepayments may make it difficult for the Company to enter into new debt agreements. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay some of its business objectives and efforts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Inventory – raw materials	$1,970,586	$2,152,823
Inventory – finished goods	3,572,809	3,538,134
Less reserve for excess and obsolete inventory	(222,595)	(116,586)
Total Inventory	$5,320,800	$5,574,371

The Company accounts for excess or obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

Included in inventory – finished goods and work in progress is approximately $218,000 in finished products related to our American Rebel branded beer lager as of September 30, 2024. This inventory is immediately available to the consumer and for distribution. During the three and nine-month periods ended September 30, 2024 the Company wrote off approximately $180,000 and $180,000, respectively, of this finished product branded beer lager inventory.

When inventory is physically disposed of, the Company accounts for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. The valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. There were no other material write-offs or inventory reserves during the three and nine-months ended September 30, 2024 and 2023 other than what is described above with respect to our branded beer lager.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Plant, property and equipment	$502,244	$353,885
Vehicles	390,421	435,153
	892,665	789,038
Less: Accumulated depreciation	(606,967)	(428,543)
Net property and equipment	$285,698	$360,495

For the three months ended September 30, 2024 and 2023, the Company recognized $17,317 and $24,895 in depreciation expense, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $72,313 and $79,260 in depreciation expense, respectively.

NOTE 6 – RELATED PARTY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

Employment Agreements

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $86,154 and $60,000 plus stock awards (granted and issued) of $0 and $0, respectively for the three months ended September 30, 2024 and 2023 and $162,500 and $120,000 plus stock awards (granted and issued) of $0 and $0, respectively for the nine months ended September 30, 2024 and 2023.

Doug E. Grau serves as the Company’s President and Interim Principal Accounting Officer. Compensation for Mr. Grau was $70,000 and $30,000 plus stock awards (granted and issued) of $0 and $0, respectively for the three months ended September 30, 2024 and 2023 and $132,500 and $70,000 plus stock awards (granted and issued) of $0 and $0, respectively for the nine months ended September 30, 2024 and 2023.

Both Messrs. Ross and Grau serve as the Company’s Chief Executive Officer and President, respectively. Compensation for both, Messrs. Ross and Grau, includes a base salary and a bonus based upon certain performance measures approved by the board of directors. Three of the Company’s officers lent the Company approximately $260,793, net of repayments during the nine months ended September 30, 2024. The loans are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding.

Corey Lambrecht serves as the Company’s Chief Operating Officer. Mr. Lambrecht and the Company entered into an employment agreement on November 20, 2023. Mr. Lambrecht’s employment agreement provides for an initial annual base salary of $260,000, which may be adjusted by the board of directors of the Company. Mr. Lambrecht at this time continues as a director but ceased being an independent director of the Company. Mr. Lambrecht received approximately $130,000 and $0 for his services as an officer of the Company for the three months ended September 30, 2024, and $45,000 as an independent consultant for the Company for the three months ended September 30, 2023, respectively. Mr. Lambrecht received approximately $130,000 and $0 for his services as an officer of the Company for nine months ended September 30, 2024, and $45,000 as an independent consultant for the Company for the nine months ended September 30, 2023, respectively.

Series A Preferred Stock

The Company, in connection with its employment agreements, as amended, reserved for issuance of 62,500,000 shares of its common stock that are convertible under the Series A preferred stock conversion terms.

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on November 20, 2023 for Mr. Lambrecht recognized $625,000 as a total value for the share-award grant and $312,500 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the nine months ended September 30, 2024 the Company recognized an additional $117,188 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2024 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 6,250,000 of shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Mr. Ross’s amended employment agreement had an effective date of November 20, 2023.The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. On October 31, 2023, the Company recognized $1,250,000 as a total value for the share-award grant and recognized $250,000 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the nine months ended September 30, 2024 the Company recognized an additional $187,500 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2024 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 5,000,000 of shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Mr. Grau’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. On October 31, 2023, the Company recognized $1,250,000 as a total value for the share-award grant and recognized $250,000 in compensation expense for the 4th quarter of 2023 for the share award grant and respective earn-outs of the common stock equivalents underlying that share award. For the nine months ended September 30, 2024 the Company recognized an additional $187,500 in compensation expense attributable to the share award grant and respective earn-out.

Stock-based Compensation

The Company, in connection with various employment and independent directors’ agreements, is required to issue shares of its common stock as payment for services performed or to be performed. The value of the shares issued is determined by the fair value of the Company’s common stock that trades on the Nasdaq Capital Market. This value on the date of grant is afforded to the Company for the recording of stock compensation to employees and other related parties or control persons and the recognition of this expense over the period in which the services were incurred or performed. Most of the Company’s agreement for stock compensation provide for services performed to have been satisfied by the initial grant, thereby incurring the cost immediately from the grant.

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. Stock-based compensation expense totaled approximately $492,000 for the nine months ended September 30, 2024. Estimated future compensation expense related to the Series A preferred stock awards is approximately $164,000 for the three months ended December 31, 2024 and $653,000, $500,000 and $500,000 for the years ended December 31, 2025, 2026 and 2027, respectively.

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

Director’s Note

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note are to be utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of September 30, 2024, the note remained outstanding.

NOTE 7 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America (“LOC”). The LOC accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at September 30, 2024 and December 31, 2023 for the Company was 7.25% and 7.48%, respectively), and is secured by all the assets of the Champion Entities. The LOC originally expired February 28, 2024, and was extended to April 30, 2024. The following table shows outstanding amounts due under the LOC:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Line of credit from a financial institution.	$1,992,129	$1,456,929

Total recorded as a current liability	$1,992,129	$1,456,929

As of September 30, 2024 and December 31, 2023 the total balance due of $1,992,129 and $1,456,929 is reported as current as the LOC was to be repaid within one year, with subsequent drawdowns as needed by the Company. Upon inception the Company paid a one-time loan fee equal to 0.1% of the LOC amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus an additional 2.05% rate.

The balance at the maturity was approximately $1.9 million and access to the line of credit with Bank of America was terminated. The Company, through its wholly-owned subsidiary Champion, and Bank of America have continued meaningful dialogue and the Company is working with Bank of America regarding term loan repayment options for the original LOC.

On July 25, 2024, the Company received a notice of default and demand for payment from Bank of America regarding the Company’s Line of Credit. The Company is currently negotiating a forbearance or other cure to the default and a plan for repayment of the credit facility within 60 to 90 days with its assigned relationship manager at the bank.

NOTE 8 – NOTES PAYABLE – WORKING CAPITAL

The Company has several working capital loan agreements in place, which are described in detail below.

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Working capital loans with an irrevocable trust established in the state of Georgia, which assumed a previous loan held by a different limited liability company in the amount of $600,000 made on or about June 30, 2022. The two working capital loans are demand loans and accrue interest at 12% per annum with interest only payments that are due by the last day of the quarter. The 1st loan in the amount of $150,000 was due and payable on December 31, 2023 was partially repaid with the remaining $75,000 due on June 30, 2024, the 2nd loan in the amount of $300,000 is due and payable on June 30, 2024.	$100,000	$450,000
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $162,667.20 on June 30, 2024 with six (6) additional payments of $18,074.14 on the 30th of each month following funding. The working capital loan is due and payable on December 31, 2024. The working capital loan has an effective interest rate of 35.4% without taking into account the 15% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1).	51,592	-
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $13,881.78 on June 30, 2024 with eight (8) additional payments of $13,881.78 on the 30th of each month following funding. The working capital loan is due and payable on February 28, 2025. The working capital loan has an effective interest rate of 18.8% without taking into account the 12% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1).	66,673	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $10,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $140,000, the repurchase price after June 1, 2024 is 154% or $154,000, plus payments of $10,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 5.15% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	100,000	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $10,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $140,000, the repurchase price after June 1, 2024 is 154% or $154,000, plus payments of $10,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 5.15% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	100,000	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $10,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $140,000, the repurchase price after June 1, 2024 is 154% or $154,000, plus payments of $10,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 5.15% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	100,000	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with an individual domiciled in the state of California. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $7,500 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $105,000, the repurchase price after June 1, 2024 is 154% or $115,500, plus payments of $7,500 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 3.86% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	75,000	-
Working capital loan agreement structured as a Revenue Interest Purchase Agreement (“revenue participation interest”) with a limited liability company domiciled in the state of Colorado. The working capital loan provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments of $30,000 per month (beginning on July 5, 2024) until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price prior to May 31, 2024 is 140% or $420,000, the repurchase price after June 1, 2024 is 154% or $462,000, plus payments of $30,000 per month due on the fifth calendar day of each month until repurchased in its entirety. The repurchase price after June 1, 2024 is reduced by any amounts paid by the Company to the lender prior to that date. The Revenue Interest Purchase Agreement also requires the Company to make payments commencing after June 1, 2024 equal to 15.45% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately.	300,000	-

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

	500,000	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $26,000 each for 64 weeks on the Friday following funding. The working capital loan is due and payable on June 20, 2025 with a final payment of $26,000. Interest rate approximates 40.95% per annum if the Company does not prepay the working capital loan prior to June 20, 2025.	870,064	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $11,731 each for 62 weeks on the Friday following funding. The working capital loan was due and payable on December 27, 2024 with a final payment of $11,731.	-	500,000
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross (Secured Loan #1). The working capital loan requires payments of $20,000 each for 64 weeks on the Friday following funding. The working capital loan was due and payable on July 5, 2024 with a final payment of $20,000.	-	494,410
On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note are to be utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note is due on September 30, 2024, with a repayment amount of $520,000. The Company may reduce the repayment amount to $500,000 if the Note is repaid on or before August 31, 2024.	400,000	-
Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.	161,968	-
Working Capital loan agreement with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,312,500 which principal and interest (of $577,500) is due on January 20, 2025. Commencing July 15, 2024, the Company is required to make weekly payments of $67,500 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default. In connection with the loan, the holder was issued a subordinated secured promissory note, dated July 8, 2024, in the principal amount of $1,312,500 which note is secured by all of the borrower’s assets, including receivables, subject to certain outstanding liens and agreements.	986,367	-
On September 4, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). A one-time interest charge of 12% ($36,000) was applied to the Note upon issuance. Further, an original issue discount of $45,000, $75,436.02 was utilized to repay a June 2024 note with the Lender, commissions to a broker dealer of $8,000, and fees of $10,000 were applied on the issuance date, resulting in net loan proceeds to us of $161,563.98. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in eight payments; the first payment shall be in the amount of $37,333.33 and is due on September 30, 2024 with seven (7) subsequent payments each in the amount of $37,333.33 due on the last day of each month thereafter (a total payback to the Lender of $336,000.00).	300,000	-
On August 9, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $179,400.	179,400	-
On September 11, 2024, the Company entered into an agreement with Dallas C. Salazar for a principal amount of $115,000.	115,000	-
On September 12, 2024, the Company entered into an agreement with Dallas C. Salazar for a principal amount of $57,500.	57,500	-
On September 13, 2024, the Company entered into an agreement with Dallas C. Salazar for a principal amount of $57,500.	57,500	-
On August 27, 2024, the Company entered into an agreement with Kingdom Building, Inc. for a principal amount of $115,000.	115,000	-
Less: note discount	(211,591)	-
Total recorded as a current liability	$4,424,473	$1,944,410

At September 30, 2024, and December 31, 2023, the outstanding balance due on all of the working capital notes payable was $4,424,473 and $1,944,410, respectively.

Accrued expenses and other in the accompanying consolidated balance sheets includes approximately $1.2 million of accrued interest at September 30, 2024. Accrued interest was not material at December 31, 2023.

NOTE 9 – GOODWILL AND ACQUISITION OF THE CHAMPION ENTITIES

Goodwill

Goodwill is not amortized, but rather is subject to impairment testing annually (on the first day of the fourth quarter), or between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. The Company first performs a qualitative assessment to evaluate goodwill for potential impairment. If based on that assessment, it is more likely than not that the fair value of the reporting unit is below its carrying value, a quantitative impairment test is necessary. The quantitative impairment test requires determining the fair value of the reporting unit. The Company uses the income approach, whereby the fair value is calculated based on the present value of estimated future cash flows using a discount rate that approximates the weighted average cost of capital. The process of evaluating the potential impairment of goodwill is subjective and requires significant estimates and assumptions about the future such as sales growth, gross margins, employment costs, capital expenditures, inflation and future economic and market conditions. Actual future results may differ from those estimates. If the carrying value of the reporting unit’s assets and liabilities, including goodwill, exceeds its fair value, impairment is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

As of September 30, 2024 and December 31, 2023, the Company had intangible assets, representing a trade name subject to amortization over a 10-year life, of $462,500 and $500,000, respectively, directly related to the 2022 acquisition of the Champion Entities. The Company recognized amortization expense related to intangible assets of $37,500 and $0 for the three months ended September 30, 2024 and 2023, respectively. The Company recognized amortization expense related to goodwill of $37,500 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

The Company will review its intangible assets for impairment periodically (based on economic conditions) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charges were recognized during the three months and nine months ended September 30, 2024 and 2023.

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. At September 30, 2024, the 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 125,000 shares issued and outstanding of its Series A convertible preferred stock, 350,000 shares authorized and 75,143 shares issued and outstanding of its Series B convertible preferred stock, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock, and 500,000 shares authorized and 133,334 shares issued and outstanding of its Series D convertible preferred stock.

On June 27, 2023, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25. The share numbers and pricing information in this report are adjusted to reflect the reverse stock split for the 2023 comparative periods presented.

During July 2023, approximately 1,493,272 shares of the Company’s common stock were issued pursuant to the 100-share lot roundup caused by the reverse stock split on June 27, 2023. The Depository Trust and Clearing Corporation (the “DTCC”), which handles the clearing and settlement of virtually all broker-to-broker equity, listed corporate and municipal bond and unit investment trust (UIT) transactions in the U.S. equities markets submitted numerous requests for share allocations. In connection with the Company’s June 27, 2023 1-for-25 reverse split, DTCC made these requests. An additional 1.488 million shares of the Company’s common stock were issued and added to its post-reverse stock split numbers. As described in the Company’s Information Statement filed on Schedule 14C dated December 14, 2022, shareholders holding at least a “round lot” (100 shares or more) prior to the reverse stock split shall have no less than one round lot (100 shares) after the reverse stock split.

On June 27, 2023, the Company entered into a PIPE transaction with Armistice Capital for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 71,499 shares of common stock at $4.37 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 615,000 shares of common stock (the “ 2023 Prefunded Warrant Shares”) at $4.37 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 686,499 shares of common stock at an initial exercise price of $4.24 per share and will expire five years from the date of issuance.

On August 21, 2023. 245,000 of the 2023 Prefunded Warrants were exercised. 245,000 shares of common stock were issued for a total payment of $2,450,000.

On September 8, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with Armistice Capital, the holders of existing common stock purchase warrants, to purchase shares of common stock of the Company. The existing common stock purchase warrants were issued on July 8, 2022 and June 28, 2023 and had an exercise price of $4.37 and $4.24, respectively per share.

Pursuant to the Inducement Letter, Armistice Capital agreed to exercise for cash their existing common stock purchase warrants to purchase an aggregate of 2,988,687 shares of the Company’s common stock at a reduced exercise price of $1.10 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”) to purchase up to 5,977,374 shares of the Company’s common stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of $3,287,555.70 from the exercise of the existing common stock purchase warrants by Armistice Capital. Armistice Capital received 2 New Warrants for each existing common stock purchase warrant exercised. No compensation or expense was recognized as the repricing of the existing common stock purchase warrants was in excess of the current market price of the Company’s common stock, and the New Warrants were not compensatory as well due to the market conditions. The Company issued 2,988,687 shares of the Company’s common stock, of which 2,242,000 shares of common stock are held in reserve by the Company’s transfer agent. Armistice Capital Fund Ltd. is limited to total ownership at one time to be no more than 9.99% of the Company’s issued and outstanding common stock. Armistice Capital took ownership and possession of 356,687 shares of common stock (September 21st) and 390,000 shares of common stock (September 12th), representing less than 9.99% ownership interest by Armistice Capital on such dates.

On September 8, 2023, 370,000 of the 2023 Prefunded Warrants were exercised. 370,000 shares of common stock were issued for a total payment of $3,700,000.

On September 19, 2023, the Company issued 6,391 shares of common stock pursuant to the Company’s 2021 LTIP equity plan. The shares were valued at $4,984.98 with a per share value of $0.78 which was the Company’s common stock closing market price on the grant date and date of issuance. Under the 2021 LTIP equity plan 3,954 shares of common stock were issued to Mr. Ross and 2,237 shares of common stock were issued to Mr. Grau.

Additionally, on September 19, 2023, 3,721 shares of common stock were granted and issued to a vendor associated with one of the Company’s current working capital loans. The shares were valued at $2,902.38 with a per share value of $0.78.

On September 20, 2023, the Company issued 24,129 shares of common stock pursuant to the Company’s board compensation plan for its independent directors. The shares were valued at $18,096.75 with a per share value of $0.75, which was the Company’s common stock closing market price on the grant date as well as issuance date. The Company recognized approximately $228,000 in gain on settlement of debt through the issuance of 24,129 shares of common stock to its independent directors on this date.

Shares Reserved for Issuance Pursuant to Certain Executive Employment Agreements

The Company in connection with its employment agreement with Messrs. Ross, Grau and Lambrecht reserved for issuance 124,812,000 shares of its common stock that are convertible under the Series A preferred stock.

New Preferred Stock Series and Designations and Reg. A+ Offering

On November 3, 2023, the Company’s board of directors approved the designation of a new Series C Convertible Cumulative Preferred Stock (the “Series C Designation”).

The Company filed a registration statement on Form 1-A offering up to 2,666,666 shares of Series C Preferred Stock, at an offering price of $7.50 per share, for a maximum offering amount of $19,999,995. There is a minimum initial investment amount per investor of $300.00 for the Series C Preferred Stock and any additional purchases must be made in increments of at least $7.50. No Series C Preferred Stock was issued and outstanding at September 30, 2024 and December 31, 2023.

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

Conversion of Revenue Interest Loan for Preferred Stock Series D and Potential Issuance of Common Stock Equivalents from the Conversion of Series D

On May 13, 2024 the Company and the holder of one of the Revenue Interest Loans entered into a settlement and conversion agreement (“Securities Exchange Agreement”), whereby the Company is to issue a certain number of shares of Series D convertible preferred stock as full satisfaction for the revenue participation interest agreement or loan. The Series D convertible preferred stock was purchased at $7.50 per share. Total loan balance and premium payment for inducement for this Revenue Interest Loan on the date of settlement and conversion was $1,000,005. The Series D convertible preferred stock is convertible at the option of the holder into common stock of the Company at a fixed price per share of $1.50 per share.

The Company issued 133,334 shares of the Series D Preferred Stock. The Securities Exchange Agreement is intended to be effected as an exchange of securities issued by the Company pursuant to Section 3(a)(9) of the Securities Act. For the purposes of Rule 144, the Company acknowledges that the holding period of the Securities Exchange Agreement (and upon conversion thereof, if any, into shares of the Company’s common stock) may be tacked onto the holding period of the Series D Preferred Stock received by the holder. The Company agrees not to take a position contrary to this unless required by regulatory authorities and their determination to the contrary.

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

At September 30, 2024 and December 31, 2023, there were 9,399,283 and 5,879,920 shares of common stock issued and outstanding, respectively; and 75,143 and 75,143 shares of Series B preferred stock issued and outstanding, respectively, and 125,000 and 125,000 shares of its Series A preferred stock issued and outstanding, respectively; and 222,144 and 0 shares of its Series D preferred stock issued and outstanding, respectively. No Series C preferred stock was issued or outstanding at September 30, 2024 or December 31, 2023.

NOTE 11 – LEASES AND LEASED PREMISES

Rental Payments under Non-cancellable Operating Leases and Equipment Leases

The Company, through its purchase of Champion, acquired several long-term leases for two manufacturing facilities, three office spaces, five distribution centers, and five retail spaces. Four of its distribution centers also have retail operations for which it leases its facilities. Lease terms on the various spaces’ range from a month-to-month lease (30 days) to a long-term lease expiring in September of 2028.

Rent expense for operating leases totaled $103,562 and $230,226 and $335,743 and $732,360 for the three and nine months ended September 30, 2024, and 2023, respectively. These amounts are included in the condensed consolidated statement of operations within Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of products.

Right of Use Assets and Lease Liabilities

Lease expense for operating leases consists of the lease payments plus any initial direct costs, net of lease incentives, and is recognized on a straight-line basis over the lease term.

The Company’s operating leases are comprised primarily of facility leases. and as such we have no finance leases for our vehicles or equipment currently at this time. The Company added approximately $1,000,000 in right-of-use lease assets offset by right-of-use lease liabilities during the 4th quarter for the year ended December 31, 2023, this included multiple leases that were increased in size and as well as several leases that were extended or options to extend were added in the lease terms.

Balance sheet information related to our leases is presented below:

	Balance Sheet location	September 30, 2024	December 31, 2023
		(Unaudited)	(Audited)
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$636,530	$1,244,496
Right-of-use lease liability, current	Other current liabilities	220,584	669,002
Right-of-use lease liability, long-term	Right-of-use operating lease liability	472,155	602,278

As of September 30, 2024, weighted-average remaining lease term and discount rate were as follows:

September 30, 2024
(Unaudited)
Weighted Average Remaining Lease Term:
Operating leases	2.6 years
Weighted Average Discount Rate:
Operating leases	10.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
October 1, 2024 – September 30, 2025	$297,006
October 1, 2025 – September 30, 2026	199,924
October 1, 2026 – September 30, 2027	175,937
October 1, 2027 – September 30, 2028	180,233
October 1, 2028 – September 20, 2029	-
Thereafter	-
Total future minimum lease payments, undiscounted	853,100
Less: Imputed interest	(160,361)
Present value of future minimum lease payments	$692,739

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company from time-to-time.

On July 23, 2024, the Company received notice of a complaint filed in the U.S. District Court for the District of Utah by Liberty Safe and Security Products, Inc. (“Liberty”), in connection with the marketing and sale of the Company’s and its subsidiaries, Champion Safe Company, Inc., line of safe products. As of the date of this Report, the complaint has not been served on the Company or Champion Safe. In the complaint, Liberty alleges trademark infringement as a result of the purported use of the term “Freedom” in the sale of safes, federal false designation of origin and unfair competition, violation of Utah deceptive trade practices, Utah unfair competition, and damages to Liberty. Management believes that this lawsuit is without merit; however has initiated settlement discussions with Liberty and anticipates an amicable settlement to be forthcoming. At this time, Management does not believe a settlement with Liberty will have a material effect on its business or financial condition.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of September 30, 2024 and December 31, 2023 there were no outstanding letters of credit issued during the normal course of business. These letters of credit could reduce the Company’s available borrowings. During the nine months ended September 30, 2024 the Company continues to hold a line of credit with a major financial institution. The amount due on the line of credit as of September 30, 2024 was $1,992,129. The Company is currently not in compliance with its terms and covenants; however, it intends on renegotiating the terms and covenants of the line of credit.

Nasdaq Compliance

On April 23, 2024, the Company received notice from Nasdaq indicating that, while the Company has not regained compliance with the Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until October 21, 2024, to regain compliance. On October 16, 2024, the Company received a written notification from Nasdaq indicating that, as of October 15, 2024, the Company had regained compliance with the Bid Price Requirement.

On February 28, 2024 the Registrant received a written notice from the Listing Qualifications department of The Nasdaq Stock Market stating that because the Company has not yet held an annual meeting of shareholders within 12 months of the end of the Company’s 2022 fiscal year end, it no longer complies with Nasdaq Listing Rule 5620(a) for continued listing on The Nasdaq Capital Market. The Company had until April 15, 2024, which was 45 days from the date of the notice, to submit a plan to regain compliance and, if Nasdaq accepted the plan, it may grant an exception of up to 180 calendar days from the fiscal year end, or until June 28, 2024, to regain compliance. The Company held its annual meeting of stockholders on June 27, 2024, thereby regaining compliance with the Nasdaq annual meeting requirement.

On November 22, 2024, the Company received a notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the Company is not in compliance with Nasdaq Listing Rules which require timely filing of periodic reports with the SEC. Pursuant to the Nasdaq Listing Rules, the Company has until January 21, 2025 to submit a plan to regain compliance. If the plan is accepted, an extension may be granted of up to 180 calendar days from the due date of the Initial Delinquent Filing, or May 19, 2025, to regain compliance. The Company submitted a compliance plan on January 20, 2025 and will satisfy the delinquency through the filing of this Report.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2024, through the date the financial statements were issued and determined that there were the following subsequent events:

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

On December 26, 2024, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $1,843,595.18 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price. In the event the Company’s market price decreases to or below $1.00 per share, then either the Company or SCC may declare a default. SCC has agreed that it will not become the beneficial owner of more than 4.99% of common stock of the Company at any point in time. Further, the Settlement Agreement provides that Settlement Shares may not be issued to SCC if such issuance would exceed 19.9% of the outstanding common stock as of the date of the Settlement Agreement, until such time as the Settlement Agreement is approved by the Company’s stockholders. The Settlement Agreement and the issuance of the Settlement Shares was approved by the Circuit Court of the Twelfth Judicial Circuit Court for Manatee County, Florida (the “Court”) on January 3, 2025 (Case No. 2024 CA 2116). The Court entered an Order confirming the fairness of the terms and conditions of the Settlement Agreement and the issuance of the Settlement Shares. On January 6, 2025, SCC requested the issuance of 78,000 shares of Common Stock to SCC, representing a payment of approximately $99,645, plus 15,000 shares of Common Stock as a settlement fee. On January 13, 2025, SCC requested the issuance of 70,000 shares of Common Stock to SCC, representing a payment of approximately $99,750. On January 15, 2025, SCC requested the issuance of 103,500 shares of Common Stock to SCC, representing a payment of approximately $147,487.50. On January 24, 2025, SCC requested the issuance of 110,000 shares of Common Stock to SCC, representing a payment of approximately $133,200. On February 3, 2025, SCC requested the issuance of 115,000 shares of Common Stock to SCC, representing a payment of approximately $99,187.50.

On January 10, 2025, the Company authorized the issuance of 55,000 shares of common stock to a consultant pursuant to the terms of an amendment to a current consulting agreement.

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

On January 14, 2025, the Company authorized the issuance of 43,335 shares of Series D Convertible Preferred Stock to seven service providers to the Company and its subsidiaries.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include, but are not limited to, the following:

●	our ability to maintain compliance with the continued listing standards of Nasdaq;
●	the effect of new tariffs on our business and financial condition;
●	we consummated the purchase of our safe manufacturer and sales organizations, and future acquisitions and operations of new manufacturing facilities and/or sales organizations might prove unsuccessful and could fail;
●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;
●	our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows;
●	our success depends on our ability to introduce new products that track customer preferences;
●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;
●	as a significant portion of our revenues are derived by demand for our safes and the personal security products for firearms storage, we depend on the availability and regulation of ammunition and firearm storage;
●	as we continue to integrate the purchase of our safe manufacturer and sales organization, any compromised operational capacity may affect our ability to meet the demand for our safes, which in turn may affect our generation of revenue;
●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;
●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;
●	our inability to effectively meet our short- and long-term obligations;
●	given our limited corporate history, it is difficult to evaluate our business and future prospects, and increases the risks associated with an investment in our securities;
●	our inability to raise additional financing for working capital;
●	our ability to generate sufficient revenue in our targeted markets to support operations;
●	significant dilution resulting from our financing activities;
●	the actions and initiatives taken by both current and potential competitors;
●	our ability to diversify our operations;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	the deterioration in general of global economic, market and political conditions;
●	the inability to efficiently manage our operations;
●	the inability to achieve future operating results;
●	the unavailability of funds for capital expenditures;
●	the inability of management to effectively implement our strategies and business plans; and
●	the other risks and uncertainties detailed in this report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read along with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). As described in Note 1 to the Financial Statements, the Company has included the comparative three and nine months ended September 30, 2023 in this filing; however, these figures have not been restated due to the undue burden it would place on the Company. Additionally, the Company has not restated its Form 10-Qs for the periods ended March 31, 2024 and June 30, 2024 due to the undue burden this would also have on the Company. The impact of any adjustments to the quarters ended March 31, 2024 and June 30, 2024 have been included in the three months ended September 30, 2024. Accordingly, the accompanying consolidated statements of operations for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023, the consolidated statements of stockholders’ equity/(deficit) for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2023, the consolidated statement of cash flows for the nine months ended September 30, 2023, and the accompanying notes for the three months ended September 30, 2024 and 2023 and nine months ended September 30, 2023, including references thereon within Management’s Discussion and Analysis, should not be relied upon.

Apart from the matter above, the Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Description of Our Business

Overview

We are boldly positioning ourselves as America’s Patriotic Brand. We have identified the market opportunity to design, manufacture, and market beverages and innovative concealed carry products and safes. We access our market uniquely through our positioning as America’s Patriotic Brand and the appeal of our products as well as through the profile and public persona of our founder and Chief Executive Officer, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest-growing bow company in 2007 and 2008. Andy has released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed by over 2 million times. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

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

We believe that we have the potential to continue to create a brand community presence around the core ideals and beliefs of America, in part through Andy Ross, who has written, recorded and performs a number of songs about the American spirit of independence. We believe our customers identify with the values expressed by our Chief Executive Officer through the “American Rebel” brand.

Through our growing network of dealers, we promote and sell our products in select regional retailers and local specialty safe, sporting goods, hunting and firearms stores, as well as online, including our website and e-commerce platforms such as Amazon.com.

American Rebel is boldly positioning itself as “America’s Patriotic Brand” in a time when national spirit and American values are being rekindled and redefined. American Rebel is an advocate for the 2nd Amendment and conveys a sense of responsibility to teach and preach good common practices of gun ownership. American Rebel products keep you concealed and safe inside and outside the home. American Rebel Safes protect your firearms and valuables from children, theft, fire and natural disasters inside the home; and American Rebel Concealed Carry Products provide quick and easy access to your firearm utilizing American Rebel’s Proprietary Protection Pocket in its backpacks and apparel outside the home. The initial company product releases embrace the “concealed carry lifestyle” with a focus on concealed carry products, apparel, personal security and defense. “There’s a growing need to know how to protect yourself, your family, your neighbors or even a room full of total strangers,” says Andy Ross. “That need is in the forethought of every product we design.”

The “concealed carry lifestyle” refers to a set of products and a set of ideas around the emotional decision to carry a gun everywhere you go. The American Rebel brand strategy is similar to the successful Harley-Davidson Motorcycle philosophy, referenced in this quote from Richard F. Teerlink, Harley’s chairman and former chief executive, “It’s not hardware; it is a lifestyle, an emotional attachment. That’s what we have to keep marketing to.” As an American icon, Harley has come to symbolize freedom, rugged individualism, excitement and a sense of “bad boy rebellion.” American Rebel – America’s Patriotic Brand has significant potential for branded products as a lifestyle brand. Its innovative Concealed Carry Product line and Safe line serve a large and growing market segment; but it is important to note we have product opportunities beyond Concealed Carry Products and Safes. One such opportunity is American Rebel Light Lager. American Rebel Light Beer is “America’s Patriotic, God-Fearing, Constitution-Loving, National Anthem-Singing, Stand Your Ground Beer.” Management believes a significant opportunity exists to enter the $110+ billion-dollar beer industry with a premium domestic beer. Current distribution agreements are in place for the states of Kansas and Tennessee and portions of Ohio and Connecticut.

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

American Rebel produces large floor safes in a variety of sizes as well as small portable keyed safes. Additional opportunities exist for us to develop Wall Safes and Handgun Boxes.

Reasons gun owners should own a gun safe:

●	If you are a gun owner and you have children, many states have a law in place that require you to store your gun locked in a safe, away from children. This will prevent your children from getting the gun and hurting themselves or someone else.

●	Some states have a law in place that require you to keep your gun locked away when it is not in use, even if you don’t have children in your home. California has a law that requires you to have your gun locked in a firearms safety device that is considered safe by the California Department of Justice (DOJ). When you buy a safe, you should see if it has approval from the California DOJ.

●	Many gun owners own more guns than insurance will cover. Many insurance companies only cover $3,000 worth of guns. Are your weapons worth more? If so, you should invest in a gun safe to make sure your guns are protected from fire, water, and thieves.

●	Many insurance companies may give you a discount if you own a gun safe. If you own a gun safe or you purchase one, you should see if your insurance company is one that offers a discount for this. A safe can protect your guns and possibly save you money.

●	Do people know you own guns? You might not know that many burglaries are carried out by people they know.

●	If a person you know breaks into your home, steals your gun, and murders someone, you could be charged with a crime you didn’t commit, or the victim’s family could sue you.

●	Gun safes can protect your guns in the event your home goes up in flames. When buying a safe, you should see if it will protect your firearm or any other valuables from fire damage.

●	You might be the type of person that has a gun in your home for protection. A gun locked in a safe can still offer you protection. There are quick access gun safes on the market. With a quick access gun safe, you can still retrieve your gun in a few seconds, but when it is not needed, it will be protected.

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

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry wide conditions

Recent Developments

Establishment of American Rebel Beer

On August 9, 2023, we entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer will launch regionally in 2024. We paid a setup fee and security deposit to Associated Brewing. We established American Rebel Beverages, LLC as a wholly-owned subsidiary specifically to hold our alcohol licenses and conduct operations for our beer business.

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

Results of Operations

From inception through September 30, 2024, we have generated an accumulated deficit of $53,991,446. We expect to incur additional losses during fiscal year ending December 31, 2024, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Revenue	2,337,786	3,345,552
Cost of goods sold	2,835,763	3,095,418
Gross margin	(497,977)	250,134

Expenses:
Consulting/payroll and other costs	478,371	1,039,273
Compensation expense – officers – related party	(425,000)	-
Compensation expense – officers – deferred comp – related party	(1,985,936)	-
Rental expense, warehousing, outlet expense	103,562	230,226
Product development costs	277,483	20,326
Marketing and brand development costs	624,509	517,345
Administrative and other	1,414,889	1,347,181
Depreciation and amortization expense	54,817	24,895
Total operating expenses	542,695	3,179,246
Operating loss	(1,040,672)	(2,929,112)

Other Income (Expense)
Interest expense	(649,216)	(95,330)
Interest income	348	3,203
Gain/(loss) on sale of equipment	4,088	-
Gain/(loss) on settlement of debt instrument	(62,505)	-
Gain on settlement of liability	-	227,569
Net loss before income tax provision	(1,747,957)	(2,793,670)
Provision for income tax	-	-
Net loss	(1,747,957)	(2,793,670)

For the three months ended September 30, 2024, we reported Revenues of $2,337,786 compared to Revenues of $3,345,552 for the three months ended September 30, 2023. The decrease in Revenues of $1,007,766 (or -30% period over period) for the current period compared to the three months ended September 30, 2023, is attributable to slower sales for 2024 and current market conditions. For the three months ended September 30, 2024, we reported Cost of Goods Sold of $2,835,763, compared to Cost of Goods Sold of $3,095,418 for the three months ended September 30, 2023. The decrease in Cost of Goods Sold of $259,655 (or -8% period over period) for the current period is primarily attributable to of the decrease in revenue. For the three months ended September 30, 2024, we reported Gross Margin of $(497,977), compared to Gross Margin of $250,134 for the three months ended September 30, 2023. The decrease in Gross Margin of $748,111 (or -299% period over period) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentages for the three months ended September 30, 2024 was -18% compared to 8% for the three months ended September 30, 2023. We expect our Gross Margin percentages for this time of year to be consistently in the 20% range. If not within this range we will try to increase our sales volume to in order to increase our margins, with better pricing power, better buying power on costs of goods, inventory and of course inventory management. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the three months ended September 30, 2024 were $542,695 compared to $3,179,246 for the three months ended September 30, 2023 as further described below. Overall, we experienced a $2,636,551 decrease in operating expenses or a -83% period over period decrease in operating expenses from the prior year comparable period. This decrease is primarily due to an adjustment in the deferred compensation expense.

For the three months ended September 30, 2024, we incurred consulting/payroll and other costs (along with officer compensation) of $(1,932,565) compared to consulting/payroll and other costs (along with officer compensation) of $1,039,273 for the three months ended September 30, 2023. The decrease in consulting/payroll and other costs of $(2,971,838) was due to the adjustment in the deferred compensation expense due to common stock equivalents on our Series A preferred stock. The Company expects to try and maintain its consulting/payroll and other costs as we endeavour to further expand our sales volume.

For the three months ended September 30, 2024, we incurred rental expense, warehousing, outlet expense of $103,562, compared to rental expense, warehousing, outlet expense of $230,226 for the three months ended September 30, 2023. The decrease in rental expense, warehousing, outlet expense of $126,664 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term. The Company may look to consolidate some of its space as needed as it fine tunes the Champion business.

For the three months ended September 30, 2024, we incurred product development expenses of $277,483, compared to product development expenses of $20,326 for the three months ended September 30, 2023. The increase in product development expenses of $257,157 is due to some of the Company’s current product development expenses in the three months ended September 30, 2023 period being included in consulting/payroll and other costs accounts which we believe provides for a better presentation of our historical business expenses than pure product development expense. For the three months ended September 30, 2024, we have incurred expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended September 30, 2024, we incurred marketing and brand development expenses of $624,509, compared to marketing and brand development expenses of $517,345 for the three months ended September 30, 2023. The increase in marketing and brand development expenses of $107,164 (or 21% period over period) relates primarily to initial market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended September 30, 2024, we incurred administrative and other expense of $1,414,889, compared to administrative and other expense of $1,347,181 for the three months ended September 30, 2023. The decrease in administrative and other expense of $67,708 (or 5% period over period) relates directly to decreased professional fees that we incurred in our registered public offerings and capital raising efforts, along with additional expenses picked up from our acquisition of Champion. The Company believes as it grows its sales base it will also increase its administrative and other expense commensurate with the increased profits for the future.

For the three months ended September 30, 2024, we incurred depreciation and amortization expense of $54,817, compared to depreciation and amortization expense of $24,895 for the three months ended September 30, 2023. The increase primarily relates to amortization related to goodwill.

Other income and expenses

For the three months ended September 30, 2024, we incurred interest expense of $649,216, compared to interest expense of $95,330 for the three months ended September 30, 2023. The increase in interest expense of $553,886 is due to a significant number of notes being paid during 2023 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, in excess of 18% on our existing working capital notes payable, and more than 40% per annum on our new working capital notes payable. We believe we will manage and maintain our interest expense exposure despite the increase in interest rates for this year over last year, as well keeping our debt obligations to a reasonable amount as we grow the business and its sales volume.

Net Loss

Net loss for the three months ended September 30, 2024 amounted to $1,747,957, resulting in a loss per share of $(0.67), compared to a net loss of $2,793,670 for the three months ended September 30, 2023, resulting in a loss per share of $(0.95). The decrease in the net loss from the three months ended September 30, 2023 to the three months ended September 30, 2024 is primarily due to adjustments made to deferred compensation expense in connection with the Series A Preferred shares partially offset by a myriad of expenses that the Company incurred in the quarter, such as professional and legal fees, increased costs in marketing, and the softening of gross margin on sales.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Revenue	9,637,016	11,418,222
Cost of goods sold	9,263,015	8,869,432
Gross margin	374,001	2,548,790

Expenses:
Consulting/payroll and other costs	1,475,450	2,915,377
Compensation expense – officers – related party	-	-
Compensation expense – officers – deferred comp – related party	492,189	-
Rental expense, warehousing, outlet expense	335,743	732,360
Product development costs	713,883	36,821
Marketing and brand development costs	1,189,219	942,687
Administrative and other	3,323,566	2,542,181
Depreciation and amortization expense	109,813	79,260
Total operating expenses	7,639,863	7,248,686
Operating income (loss)	(7,265,862)	(4,699,896)

Other Income (Expense)
Interest expense	(2,128,357)	(250,877)

Interest income	1,059	3,203
Employee retention credit funds, net of costs to collect	-	1,107,672
Gain/(loss) on sale of equipment	3,426	1,400

Gain/(loss) on settlement of debt instrument	(312,505)	-
Gain on settlement of liability	-	227,569
Net income (loss) before income tax provision	(9,702,239)	(3,610,929)
Provision for income tax	-	-
Net income (loss)	(9,702,239)	(3,610,929)

For the nine months ended September 30, 2024, we reported Revenues of $9,637,016 compared to Revenues of $11,418,222 for the nine months ended September 30, 2023. The decrease in Revenues of $1,781,206 (or -16% period over period) for the current period compared to the nine months ended September 30, 2023 is attributable to slower sales for 2024 and current market conditions. For the nine months ended September 30, 2024, we reported Cost of Goods Sold of $9,263,015, compared to Cost of Goods Sold of $8,869,432 for the nine months ended September 30, 2023. The increase in Cost of Goods Sold of $393,583 (or 4% period over period) for the current period is primarily attributable to a marginal decrease in sales along with higher costs of goods sold for the period. For the nine months ended September 30, 2024, we reported Gross Margin of $374,001 compared to Gross Margin of $2,548,790 for the nine months ended September 30, 2023. The decrease in Gross Margin of $2,174,789 (or -85% period over period) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentages for the nine months ended September 30, 2024 was 4% compared to 29% for the nine months ended September 30, 2023. We expect our Gross Margin percentages for this time of year to be consistently in the 20% range. If not within this range we will try to increase our sales volume to in order to increase our margins, with better pricing power, better buying power on costs of goods, inventory and of course inventory management. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2024 were $7,639,863 compared to $7,248,686 for the nine months ended September 30, 2023 as further described below. Overall, we experienced a $391,177 increase in operating expenses or a 5% period over period increase in operating expenses from the prior year comparable period due to a myriad of professional service expenses incurred

For the nine months ended September 30, 2024, we incurred consulting/payroll and other costs (along with officer compensation) of $1,967,639 compared to consulting/payroll and other costs (along with officer compensation) of $2,915,377 for the nine months ended September 30, 2023. The decrease in consulting/payroll and other costs of $947,738 was due to cost controls put in place on the post-acquisition of the Champion Entities and an adjustment to compensation costs due to common stock equivalents on our Series A preferred stock. We expect to try and maintain our consulting/payroll and other costs as we endeavour to further expand our sales volume.

For the nine months ended September 30, 2024, we incurred rental expense, warehousing, outlet expense of $335,743 compared to rental expense, warehousing, outlet expense of $732,360 for the nine months ended September 30, 2023. The decrease in rental expense, warehousing, outlet expense of $396,617 is due to cost cutting on leases and properties that we rent to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place. Prior to the Champion business acquisition, we included lease expense in the Administrative and other account. With the significant number of leases and properties that we rent to conduct the Champion business, we believe this is a better presentation of the expenses. We expect to maintain this level of expense on a go-forward basis with our leases and rented properties for the near term. We may look to consolidate some of our space as needed as we fine tune the Champion business.

For the nine months ended September 30, 2024, we incurred product development expenses of $713,883, compared to product development expenses of $36,821 for the nine months ended September 30, 2023. The increase in product development expenses of $677,062 (or 1,839% period over period) is due to some of the Company’s current product development expenses being reclassed from consulting/payroll and other costs account, which we believe provides for a better presentation of our historical business expenses than pure product development expense. For the nine months ended September 30, 2024, we have incurred expenses that are attributable to our private label brewery efforts and should be separated and identified. The Company expects to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the nine months ended September 30, 2024, we incurred marketing and brand development expenses of $1,189,219 compared to marketing and brand development expenses of $942,687 for the nine months ended September 30, 2023. The increase in marketing and brand development expenses of $246,532 (or 26% period over period) relates primarily to an increase of activities related to the launch of American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the nine months ended September 30, 2024, we incurred administrative and other expense of $3,323,566 compared to administrative and other expense of $2,542,181 for the nine months ended September 30, 2023. The increase in administrative and other expense of $781,385 (or 31% period over period) relates directly to increased legal and other professional fees that we incurred in our registered public offerings and capital raising efforts, along with additional expenses picked up from our acquisition of Champion. We believe as we grow our sales base, we will also increase our administrative and other expense commensurate with the increased profits for the future.

For the nine months ended September 30, 2024, we incurred depreciation and amortization expense of $109,813 compared to depreciation and amortization expense of $79,260 for the nine months ended September 30, 2023. The increase in depreciation and amortization expense primarily relates to the amortization expense of goodwill.

Other income and expenses

For the nine months ended September 30, 2024, we incurred interest expense of $2,128,357 compared to interest expense of $250,877 for the nine months ended September 30, 2023. The increase in interest expense of $1,877,480 is due to a significant number of notes being paid during 2023 that were able to be paid in full from the various financings, offset by the increased borrowing costs that we have on our working capital notes payable and line of credit. We are currently paying an interest rate of approximately 7% on our line of credit, in excess of 18% on our existing working capital notes payable, and more than 40% per annum on our new working capital notes. We believe that we will manage and maintain our interest expense exposure despite the increase in interest rates for this year over last year, as well as keeping our debt obligations to a reasonable amount as we grow the business and its sales volume.

Net Loss

Net loss for the nine months ended September 30, 2024 amounted to $9,702,239, resulting in a loss per share of $(1.48), compared to a net loss of $3,610,929 for the nine months ended September 30, 2023, resulting in a loss per share of $(2.50). The increase in the net loss from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 is from a myriad of expenses that the Company incurred in the quarter, such as professional and legal fees, increased costs in marketing, and the softening of gross margin on sales. The Company’s management believes with increasing sales volume from the launch of new products, strict adherence to cost cutting measures in its legacy business, and best practices that net positive income can be achieved for the business.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital decreased by $7,322,713 period over period where we had a working capital balance of $2,545,744 at December 31, 2023 compared to a working capital deficit balance of $(4,776,970) at September 30, 2024. This working capital decrease was due to increased expenses launching new products and slowing sales in its legacy business. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the nine months ended September 30, 2024, we raised net cash of approximately $0 through the issuance of equity, as compared to approximately $5,304,000 for the nine months ended September 30, 2023 (which included the inducement to accelerate the conversion of certain warrants into equity). During the nine months ended September 30, 2024, we raised net cash of approximately $3,500,000 through the issuance of notes payable and maintaining a line of credit with a national financial institution secured by inventory and other assets, as compared to approximately $2,386,000 for the nine months ended September 30, 2023.

As we continue with the launch of American Rebel Beer and continue to maintain the American Rebel branded safes and concealed carry product line, as well our Champion line of products, we expect to continue to devote significant resources in the areas of capital expenditures, marketing, sales, and operational expenditures. We may from time to time incur significant capital needs for these expenditures and for our business. We cannot fully predict what those needs will be and the impact to our business.

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

Promissory Notes – Working Capital

Over the past twelve months we entered into the following:

On April 14, 2023, the Company entered into a $1,000,000 Business Loan and Security Agreement (the “Secured Loan #1”) with an accredited investor lending source. Under the Secured Loan #1, the Company received the loan net of fees of $20,000. The Secured Loan #1 requires 64 weekly payments of $20,000 each, for a total repayment of $1,280,000. The Secured Loan #1 bears interest at 41.4%. The Secured Loan #1 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #1. The Secured Loan #1 provides for a default fee of $15,000 for any late payments on the weekly payments. No prepayment of the loan is allowed as well as any default by the Company allows the lender to take necessary actions to secure its collateral and recovery of funds. The Company was required to pay a fee associated with the lender and its introduction to the Company of $80,000 to be made in equity of the Company at the time the loan was entered into. The Company issued 3,721 post-reverse stock split shares, which on the date of issuance had a value of approximately $2,900. Since the number of shares had been established upon consummation of the loan but not valued or recorded on the books at the time, because of the leeway on grant date; total cost to the Company for the issuance of the 3,721 shares of common stock on the grant date was $2,900, which was recorded to interest expense and attributable to the loan.

On July 1, 2023, the Company received a release from the lender of the working capital loans that were in default since June 30, 2023, and the accredited lender of the new working capital loans paid the holder of the old working capital loans $450,000 which required no additional working capital outlay from the Company. The terms of the new loan are 12% per annum and interest only payments that are due by last day of the quarter based on a calendar year. This reduces the Company’s interest payments on the working capital loans (old) of $600,000 from $18,000 per quarter to $13,500 per quarter (for quarter ended December 31, 2023) and $9,000 per quarter thereafter (for three and nine months ended September 30, 2024).

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

On March 21, 2024, the Company entered into a securities purchase agreement with an accredited investor lending source, pursuant to which the lender made a loan to the Company, evidenced by a promissory note in the principal amount of $235,750 (“Promissory Note #1). A one-time interest charge or points amounting to 15.0% (or $35,362) and fees of $5,000 were applied at the issuance date, resulting in net proceeds to the Company of $200,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments; the first payment shall be in the amount of $162,667.20 and is due on June 30, 2024 with six (6) subsequent payments each in the amount of $18,074.14 due on the 30th of each month thereafter (total repayment of $271,112 on or by December 31, 2024). the Company has the right to prepay the note within one hundred eighty days at a discount of 5%.

On March 22, 2024, the Company entered into another Revenue Interest Purchase Agreement (the “Revenue Interest Loan #2”) with an individual accredited investor lending source, in the amount of $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company, pursuant to the terms of the Revenue Interest Loan #2, the holder has a right to receive $10,000 per month from the Company generated from its operating subsidiaries. Furthermore, the Company is obligated to provide for 5.15% of the Reg. 1-A offering proceeds to the holder of the Revenue Interest Loan #2 as payment towards the amounts due. The Revenue Interest Loan #2 may be repurchased by the Company at any time. The repurchase price for the Revenue Interest Loan #2 prior to May 31, 2024 is 140% or $140,000, the repurchase price for the Revenue Interest Loan #2 after May 31, 2024 and prior to July 5, 2024 is 154 % or $154,000, thereafter the repurchase price of the Revenue Interest Loan #2 is $154,000 plus monthly payments of $10,000 due and payable on the fifth calendar day until repurchased by the Company in its entirety.

On March 27, 2024, the Company entered into a $1,300,000 Business Loan and Security Agreement (the “Secured Loan #3”) with an accredited investor lending source. Under the Secured Loan #3, the Company received the loan net of fees of $26,000. The Company repaid two outstanding secured notes payable (Secured Loan #1 and Secured Loan #2) to affiliates of the lender totalling $769,228, resulting in net proceeds to the Company of $504,772. The Secured Loan #3 requires 64 weekly payments of $26,000 each, for a total repayment of $1,664,000. The Secured Loan #3 is secured by all of the assets of the Company and its subsidiaries second to a first priority lien secured the holder of the Line of Credit. Furthermore, the Company’s Chief Executive Officer, provided a personal guaranty for the Secured Loan #3. The Secured Loan #3 provides for a default fee of $15,000 for any late payments on the weekly payments. As long as the Secured Loan #3 is not in default, the Company may prepay the Secured Loan #3 pursuant to certain prepayment amounts set forth in the Secured Loan #3. Further, any default by the Company allows the lender to take necessary actions to secure its collateral and recovery of funds.

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

On July 2, 2024, the Company, entered into a Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, the Company sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues equal to $357,500 for $250,000, less origination and other fees of $12,500. The Company agreed to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by the Company’s Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.

On July 8, 2024, the Company entered into a subordinated business loan and security agreement (“Loan”) with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,312,500 which principal and interest (of $577,500) is due on January 20, 2025. Commencing July 15, 2024, the Company is required to make weekly payments of $67,500 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default. In connection with the loan, the holder was issued a subordinated secured promissory note, dated July 8, 2024, in the principal amount of $1,312,500 which note is secured by all of the borrower’s assets, including receivables, subject to certain outstanding liens and agreements.

On July 10, 2024, the Company entered into a Conversion Agreement (the “Conversion Agreement”) with Series D convertible preferred stock holder, pursuant to which the holder agreed to convert the 133,334 shares of Series D convertible preferred stock it held into 2,232,143 shares of common stock, par value $0.001 per share, of the Company. The shares of common stock underlying the Series D convertible preferred stock were reduced and repriced from $1.50 per share to $0.448 per share (which this price represents the closing price for the Company’s common stock on NASDAQ for the day immediately preceding the date of the Conversion Agreement).

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

Line of Credit

During February 2023, the Company entered into a $2 million line of credit facility (the “Line of Credit”). The Line of Credit accrues interest at a rate determined by BSBY Daily Floating Rate plus 2.05 percentage points (which was 7.25% as of September 30, 2024), and is secured by all of the assets of the Champion Entities. The maturity date on the line of credit was initially extended by Bank of America to April 30, 2024. The balance at the maturity date was approximately $1.9 million and access to the line of credit with Bank of America was terminated. Subsequent to quarter end, Bank of America put the Company on notice that the Line of Credit is in default; however, Champion and Bank of America have continued dialogue and the Company is currently negotiating a forbearance or other cure to the default and a plan for repayment of the Line of Credit within sixty (60) to ninety (90) days with its assigned relationship manager at the bank.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. Management has determined that the Company has no critical accounting estimates.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of September 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above, there were no changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II: Other Information

Item 1 - Legal Proceedings

On July 23, 2024, we received notice of a complaint filed in the U.S. District Court for the District of Utah by Liberty Safe and Security Products, Inc. (“Liberty”), in connection with the marketing and sale of our and our subsidiary’s, Champion Safe Company, Inc., line of safe products. As of the date of this Quarterly Report, the complaint has not been served on us or Champion Safe. In the complaint, Liberty alleges trademark infringement as a result of the purported use of the term “Freedom” in the sale of safes, federal false designation of origin and unfair competition, violation of Utah deceptive trade practices, Utah unfair competition, and damages to Liberty. Management believes that this lawsuit is without merit; however has initiated settlement discussions with Liberty and anticipates an amicable settlement to be forthcoming. At this time, Management does not believe a settlement with Liberty will have a material effect on its business or financial condition. Other than the Liberty dispute, we are currently not involved in any material litigation that we believe could have a material adverse effect on our financial condition or results of operations.

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

Item 1a – Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Amended Annual Report on Form 10-K/A for the year ended December 31, 2023. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

The following additional risk factors update or expand on those set forth in our Form 10-K/A for the year ended December 31, 2023:

Our financial results may be affected by new tariffs or border adjustment taxes or other import restrictions.

A material percentage of our safes are built in Mexico, along with a majority of our soft goods. We also depend on imports from Canada and other parts of the world. The imposition of tariffs or border adjustment taxes may affect our financial results. The current political climate is hostile to companies manufacturing goods outside of the U.S. Restrictions on trade with foreign countries, imposition of customs duties or further modifications to U.S. international trade policy have the potential to disrupt our supply chain or the supply chains of our customers and to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof, potentially leading to negative effects on our business and financial condition. Significant changes to the U.S. federal government’s trade policies, including new tariffs or the renegotiation or termination of existing trade agreements and/or treaties, may adversely affect our financial performance. In recent years, the U.S. federal government has altered U.S. international trade policy and has indicated its intention to renegotiate or terminate certain existing trade agreements and treaties with foreign governments. The U.S. federal government’s decision to implement new trade agreements, and/or withdraw or materially modify other existing trade agreements or treaties may adversely impact our business, customers and/or suppliers by disrupting trade and commercial transactions and/or adversely affect the U.S. economy or specific portions thereof.

We have identified several material weaknesses in our internal control over financial reporting. If we are unable to remediate these weaknesses, or otherwise fail to maintain proper and effective internal controls, our ability to produce timely and accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business, our stock price and access to the capital markets.

We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2023 or for the nine months ended September 30, 2024. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. As disclosed in more detail under Item 4, “Controls and Procedures” above, we have identified material weaknesses as of December 31, 2023 and for the nine months ended September 30, 2024 in our internal control over financial reporting. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2023 and for the nine months ended September 30, 2024.

Failure to have effective internal control over financial reporting and disclosure controls and procedures can impair our ability to produce accurate financial statements on a timely basis and has led and could again lead to a restatement of our financial statements. For example, the identified material weaknesses resulted in material adjustments to the consolidated financial statements for the years ended December 31, 2022 and 2023, and for the nine months ended September 30, 2024. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.

Our management has taken action to begin remediating the material weaknesses; however, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to implement our remediation plans throughout the fiscal year ending December 31, 2025, we cannot be certain as to when remediation will be fully completed. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If we fail to remediate these material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or additional late reporting of our financial results, as well as delays or the inability to meet our future reporting obligations or to comply with SEC rules and regulations. This could result in claims or proceedings against us, including by stockholders or the SEC. The defense of any such claims could cause the diversion of the Company’s attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

We restated certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.

As discussed in Footnote 1 to the financial statements included in this quarterly report on Form 10-Q, we reached a determination to restate our consolidated financial statements and related disclosures for the years ended December 31, 2023 and 2022. The restatement also included other adjustments to historical periods. As a result, we have incurred unanticipated costs for accounting, professional and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

Absent relief, as a result of our failure to timely file a periodic report with the SEC, we are currently ineligible to continue to use or file short form shelf registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a registration statement on Form S-3. The ability to newly register securities for resale may also be limited as a result of the loss of Form S-3 eligibility with respect to such registrations.

As a result of our failure to timely file a periodic report with the SEC in connection with our reaudit of the years ended December 31, 2023 and 2022, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to use or file new short form registration statements on Form S-3. In the event of the absence of a waiver, our inability to use or file new registration statements on Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our business and product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to file a new registration statement on Form S-3, we may be required to publicly disclose a proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement, and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under Nasdaq rules, or seek other sources of capital. In addition, we will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

Our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows.

As previously publicly disclosed, we have failed to timely file our quarterly report for the nine months ended September 30, 2024.

Also as previously publicly disclosed, we have restated previously issued financial statements for the years ended December 31, 2023 and 2022.

Our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to, and pose significant risk to, our business, which could materially and adversely affect our business, our financial condition, our results of operations and our cash flows. These adverse consequences include, but are not limited to, the potential delisting of our Common Stock on the Nasdaq Stock Exchange (“Nasdaq”), stockholder litigation, SEC investigations, stockholder activism, violations of our obligations under our existing material arrangements, including our credit agreements and the terms of our other financing agreements, our ability to raise capital on attractive terms, or at all, significant fluctuations in the value of our Common Stock, among others.

Our failure to timely file the September 30, 2024 Form 10-Q with the SEC and our prior restatements may subject us to stockholder litigation or governmental or regulatory investigations. We have incurred, and may be required in future to incur further, significant accounting, consulting, professional and legal fees and other expenses related to the late filing and the restatements.

We also may fail to be timely on our future filings, which, in addition to the risks and consequences described above, may create further harm to us. For example, we may incur penalty or other default fees owed to holders of our debt instruments as a result of our failure to timely file our periodic reports. In addition, the holders of these debt instruments may raise additional claims resulting from the Company’s inability to timely and accurately report its financial information, which could cause further harm to the Company and its stockholders, all of which could materially and adversely affect to our business, our financial condition, results of operations and cash flows.

Our Common Stock may be delisted from Nasdaq, which could significantly adversely affect us, our business, and the value and liquidity of our Common Stock.

Our Common Stock is currently listed on Nasdaq. As previously disclosed, on April 23, 2024, the Company received notice from Nasdaq indicating that, while the Company had not regained compliance with the Bid Price Requirement, Nasdaq had determined that the Company was eligible for an additional 180-day period, or until October 21, 2024, to regain compliance. On October 2, 2024, the Company effectuated a 1-for-9 reverse stock split, which resulted in its stock price increasing above the Bid Price Requirement. On October 16, 2024, the Company received a written notification from Nasdaq indicating that, as of October 15, 2024, the Company had regained compliance with the Bid Price Requirement.

On February 28, 2024 the Company received a written notice from Nasdaq stating that because the Company has not yet held an annual meeting of shareholders within 12 months of the end of the Company’s 2022 fiscal year end, it no longer complies with Nasdaq Listing Rule 5620(a) for continued listing on The Nasdaq Capital Market. The Company had until April 15, 2024, which was 45 days from the date of the notice, to submit a plan to regain compliance and, if Nasdaq accepted the plan, it may grant an exception of up to 180 calendar days from the fiscal year end, or until June 28, 2024, to regain compliance. The Company held its annual meeting of stockholders on June 27, 2024, thereby regaining compliance with the Nasdaq annual meeting requirement.

On November 22, 2024, the Company received a notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the Company is not in compliance with Nasdaq Listing Rules which require timely filing of periodic reports with the SEC. Pursuant to the Nasdaq Listing Rules, the Company has until January 21, 2025 to submit a plan to regain compliance. If the plan is accepted, an extension may be granted of up to 180 calendar days from the due date of the Initial Delinquent Filing, or May 19, 2025, to regain compliance. The Company submitted a compliance plan on January 20, 2025 and will satisfy the delinquency through the filing of this quarterly report on Form 10-Q.

There can be no assurance as to whether the Company will remain compliant with the Nasdaq Listing Rules. A delisting of our Common Stock from Nasdaq (whether or not our Common Stock is subsequently listed on any of the marketplaces of the OTC Markets Group (the “OTC Markets”) thereafter) could have significant adverse impacts on our business, financial condition, results of operations and cash flows by, among other things: reducing the liquidity, public float and market price of our Common Stock; reducing the number of investors, including institutional investors, willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity; decreasing the amount of news and analyst coverage relating to us; limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and impacting our reputation and, as a consequence, our ability to attract new business. In addition, the delisting of our Common Stock from Nasdaq could constitute a breach of many of our existing material arrangements (whether or not our Common Stock is subsequently listed on any of the OTC Markets), including the terms of our credit facilities and the terms of our various debt instruments. If a delisting of our Common Stock were to cause us to violate our obligations under our credit facilities or debt instruments, such occurrence could trigger an event of default, which could have significant adverse impacts on our business, financial condition, results of operations, and cash flows.

If our Common Stock were to be delisted from Nasdaq, we intend to take actions to apply for listing the Company’s Common Stock on one of the OTC Markets. However, we understand that to be eligible for quotation on certain of the OTC Market, issuers must remain current in their filings with the SEC. In addition, even if our Common Stock is listed on the OTC Markets, the OTC Markets are generally regarded as a less efficient trading market than Nasdaq, and being listed on the OTC Markets may not resolve any breaches that may arise under our existing material arrangements, and thus many of the same risks described above would still apply.

Item 2 - Unregistered Sales of Equity Securities

On July 10, 2024, the Company, and the holder of 133,334 shares of Series D Convertible Preferred Stock, entered into a conversion agreement, whereby the Company agreed to issue the accredited investor holder 2,232,143 shares of common stock in exchange for the shares of preferred stock. The shares of common stock were priced at $0.448 per share (which price represents the closing price for our common stock on NASDAQ for the day immediately preceding the date of the conversion agreement).

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

On September 4, 2024, the Company entered into a $300,000 Note with a third-party Lender and concurrently entered into a conversion agreement (the “Conversion Agreement”), whereby the Lender converted $49,500 of its June 2024 note into 6,600 shares of the Company’s Series D Convertible Preferred Stock. Pursuant to the Conversion Agreement and Securities Purchase Agreement, the Company granted piggyback registration rights to the Lender on the shares of common stock underlying the preferred shares and the shares of common stock potentially issuable upon default of the Note.

On September 19, 2024, the Company authorized the issuance of 669,643 shares of common stock, valued at $0.448 per share, to a vendor pursuant to the terms of a settlement agreement.

On September 27, 2024, the Company authorized the issuance of 360,000 shares of common stock, valued at $0.448 per share, to a consultant pursuant to the terms of a consulting agreement.

Subsequent Issuances after Quarter End

On October 1, 2024, the Company issued 53,334 shares of Series D Convertible Preferred stock, valued at $7.50 per share, to a lender pursuant to the terms of a settlement agreement.

On October 1, 2024, the Company sold 31,500 shares of Series D Convertible Preferred Stock, for $7.50 per share for total proceeds to the Company of $236,250, to two accredited investors.

On October 2, 2024, the Company effectuated a 1-for-9 reverse stock split.

On October 23, 2024, the Company issued 57,000 shares of common stock, valued at $2.75 per share, and a three-year pre-funded warrant to purchase 486,030 shares of common stock at $0.01 per share, valued at $2.74 per share to the Investor pursuant to the terms of a securities exchange agreement.

On October 14, 2024, the Company issued 60,670 shares of common stock upon conversion of 12,134 shares of Series D Convertible Preferred Stock to an accredited investor.

On October 30, 2024, the Company entered into a $420,000 Note with a third-party Lender. In addition to the Note, the Company issued the Lender a five-year common stock purchase warrant to purchase up to 72,165 shares of Common Stock at $5.82 per share. The Company granted piggyback registration rights to the Lender on the shares of common stock underlying the warrant and the shares of common stock potentially issuable upon default of the Note. On December 31, 2024, the Company and Lender entered into an amendment to the Note, which included a provision to reduce the exercise price of the warrant to $3.50 per share.

On November 1, 2024, the Company authorized the issuance of 56,778 shares of common stock to an accredited investor upon the partial exercise of a prefunded warrant on a cashless basis.

On November 7, 2024, the Company authorized the issuance of 71,783 shares of common stock to an accredited investor upon the partial exercise of a prefunded warrant on a cashless basis.

On November 11, 2024, the Company exchanged $150,469.11 of an assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange.

On November 11, 2024, the Company entered into a $400,000 twelve-month promissory note with an accredited investor. An original issue discount of $80,000 was applied on the issuance date and was paid through the issuance of 26,756 shares of the Company’s common stock, resulting in net loan proceeds to the Company of $320,000.

On November 11, 2024, the Company authorized the issuance of 44,000 shares of common stock to Charles A. Ross, Jr., the Company’s CEO and Chairman, upon the conversion of 88 shares of Series A Convertible Preferred Stock.

On December 13, 2024, the Company entered into a three-month promissory note with an accredited investor in the principal amount of $213,715. An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock, resulting in net loan proceeds to the Company of $150,000.

On December 13, 2024, the Company entered into a $231,715 three-month promissory note with an accredited investor. An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock, resulting in net loan proceeds to the Company of $150,000.

On December 29, 2024, the Company authorized the issuance of 50,000 shares of common stock to Corey Lambrecht, the Company’s COO and a director, upon the conversion of 100 shares of Series A Convertible Preferred Stock.

On December 26, 2024, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $1,843,595.18 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price. On January 6, 2025, SCC requested the issuance of 78,000 shares of Common Stock to SCC, representing a payment of approximately $99,645, plus 15,000 shares of Common Stock as a settlement fee.

On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors in the principal amounts of $617,100 (“Note 1”) and $123,420 (“Note 2”). An original issue discount of $117,100 was applied to Note 1 and $23,420 was applied to Note 2 on the issuance date and was paid through the issuance of 15,613 (Note 1) and 3,123 (Note 2) shares of the Company’s Series D Convertible Preferred Stock, resulting in net loan proceeds to the Company of $500,000 (Note 1) and $100,000 (Note 2).

On January 10, 2025, the Company authorized the issuance of 55,000 shares of common stock to a consultant pursuant to the terms of an amendment to a current consulting agreement.

On January 13, 2025, SCC requested the issuance of 70,000 shares of Common Stock to SCC, representing a payment of approximately $99,750.

On January 14, 2025, the Company authorized the issuance of 43,335 shares of Series D Convertible Preferred Stock to seven service providers to the Company and its subsidiaries.

On January 15, 2025, SCC requested the issuance of 103,500 shares of Common Stock to SCC, representing a payment of approximately $147,487.50.

On January 24, 2025, SCC requested the issuance of 110,000 shares of Common Stock to SCC, representing a payment of approximately $133,200.

On February 3, 2025, SCC requested the issuance of 115,000 shares of Common Stock to SCC, representing a payment of approximately $99,187.50.

All of the above-described issuances (if any) were exempt from registration pursuant to Section 4(a)(2), Section 3(a)(9), Section 3(a)(10) and/or Regulation D of the Securities Act as transactions not involving a public offering. With respect to each transaction listed above, no general solicitation was made by either the Company or any person acting on its behalf. All such securities issued pursuant to such exemptions are restricted securities as defined in Rule 144(a)(3) promulgated under the Securities Act, appropriate legends have been placed on the documents evidencing the securities, and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2024.

Item 3 – Defaults upon Senior Securities

Bank of America

As reported by the Company in the Form 8-K dated August 7, 2024, during February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America. The credit facility is secured by all the assets of the Company’s Champion subsidiaries and guaranteed by the Company, the Champion subsidiaries and the Company’s CEO. The Line of Credit expired on February 28, 2024, but the Company and Champion Safe Company have been actively working with the bank to extend or modify the credit facility. Despite being current on all payments under the credit facility and actively working with the bank for a long-term solution to repay the credit facility, on July 25, 2024, Champion Safe Company received a notice of default and demand for payment from the bank. On October 25, 2024, the Company received an updated payoff statement from the bank showing the current balance owing as $2,021,581.35 and interest is accruing at $712.09 per day. The Registrant is currently negotiating a forbearance or other cure to the default and a plan for repayment of the credit facility within thirty (30) to sixty (60) days with its assigned relationship manager at the bank.

Altbanq

During March of 2023, the Company entered into a Business Loan and Security Agreement with Altbanq Lending LLC. The loan is secured by a second lien on all the assets of the Company and its Champion subsidiaries and guaranteed by the Company, the Champion subsidiaries and the Company’s CEO.

Despite being current on all payments under the loan and actively working with the lender on a solution to repay the loan, the Company has been put on notice of default because of claimed stacking of other debts and the lender has made demand for immediate repayment of the loan. Further, the lender has been sending UCC lien notices to the Company’s and its subsidiaries lenders, customers, vendors and other financing sources. The current balance owing to the lender is $1.043 million and additional attorney’s fees are in dispute which would increase the balance to approximately $1.3 million.

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

Due to our delinquency in filing our Form 10-Q for the quarter ended September 30, 2024, the Purchaser has been unable to convert additional portions of the Note.

Coventry

On September of 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“Coventry”), pursuant to which Coventry made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). The Note required eight $37,333.33 monthly payments, with the first payment due on September 30, 2024 with seven (7) subsequent payments due on the last day of each month thereafter. The Company has been put on notice from Coventry that it is in default of the Note, for failure to make the full payment due as of September 30, 2024. The Company is currently working to remedy the Coventry default and has made a half payment to Coventry. Coventry has notified the Company it is reserving all rights afforded to it under the Note and ancillary agreements.

Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights under the Note.

If the Company is unable to cure the default, or payoff the Note, it would have a material impact on the Company’s working capital needs. In addition, the Company having to raise equity or debt financing to repay the Note or obtaining a new loan may be on substantially worse terms than the Note.

Other Debts

The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses from operations and cash flow difficulties. The Company’s accumulated deficit was ($57,184,075) as of September 30, 2024, and ($47,481,836) as of December 31, 2023. The Company has experienced cash flow restraints and has missed payments due under several financing agreements. To date, the majority of lenders have been working with the Company towards amenable solutions to remedy any issues related to such agreements.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues and profitability. The Company had previously had an effective Reg. A+ offering seeking to raise approximately $20.0 million; however, due to the termination of its prior PCAOB accountants and the requirement to re-audit its financial statements for the past two years for inclusion in the Reg. A+ offering documents the Company is unable to access any capital under the offering. Until the time the financial statements are re-audited and opined on by its new PCAOB accountants it is not able to intake any of the proceeds committed to the Reg. A+ offering or any other financing agreement requirement a registration statement be filed under the 1933 Act.

Management believes that sufficient funding can be secured through the obtaining of loans, as well as future offerings of its preferred and common stock. However, no assurance can be given that the Company will obtain this additional working capital, or if obtained, that such funding will not cause substantial dilution to its existing stockholders. Most of the Company’s current debt instruments are charging high interest rates. These interest payments and/or premium repayments and prepayments may make it difficult for it to enter into new debt agreements. If the Company is unable to secure such additional funds from these sources, it may be forced to change or delay some of its business objectives and efforts. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Press Release

On January 23, 2025, the Company issued a press release titled “Nashville’s Iconic Tootsie’s World Famous Orchid Lounge is Now Serving America’s Patriotic Beer - American Rebel Light!” A copy of the press release is attached hereto as Exhibit 99.16.

On February 5, 2025, the Company issued a press release titled “American Rebel CEO Andy Ross to Appear on ABC-TV Tampa Weekday Morning Show Morning Blend.” A copy of the press release is attached hereto as Exhibit 99.17.

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

The information in Item 5 of this Quarterly Report on Form 10-Q relating to the press releases are being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, except as shall be expressly set forth by specific reference to Item 5 of this Quarterly Report on Form 10-Q in such a filing.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation effectuating 1-for-9 Reverse Stock Split effective October 2, 2024 (Incorporated by references to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.8	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.9	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.10	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.11	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.12	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 6, 2023)
4.13	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.14	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
4.15	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)

10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
10.25	$500,000 Revenue Interest Purchase Agreement dated April 19, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on April 25, 2024)
10.26	KBI Securities Exchange Agreement dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2024)
10.27	1800 Diagonal Note dated May 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2024)
10.28	1800 Diagonal Securities Purchase Agreement dated May 28, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 4, 2024)
10.29	Coventry Enterprises, LLC Note dated June 14, 2024 (Incorporated by reference to Exhibit 10.29 to Form 10-Q filed on June 14, 2024)
10.30	Coventry Enterprises, LLC Securities Purchase Agreement dated June 14, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-Q filed on June 14, 2024)
10.31	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.32	Parkview Advance Futures Receivables Sale and Purchase Agreement dated July 2, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 11, 2024)
10.33	Agile Lending Subordinated Business Loan and Security Agreement dated July 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 11, 2024)
10.34	KBI Conversion Agreement dated July 10, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 11, 2024)
10.35	Securities Exchange and Amendment Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2024)
10.36	Securities Exchange and Amendment Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 7, 2024)

10.37	$100,000 Amended RIP Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 7, 2024)
10.38	$100,000 Amended RIP Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 7, 2024)
10.39	$300,000 Amended RIP Agreement No. 3 effective August 5, 2024 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 7, 2024)
10.40	1800 Diagonal Note dated August 8, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 13, 2024)
10.41	1800 Diagonal Securities Purchase Agreement dated August 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 13, 2024)
10.42	Coventry Enterprises Note dated September 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 9, 2024)
10.43	Coventry Enterprises Securities Purchase Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated September 9, 2024)
10.44	Coventry Enterprises Conversion Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated September 9, 2024)
10.45	1800 Diagonal Note dated October 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 8, 2024)
10.46	1800 Diagonal Securities Purchase Agreement dated October 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 8, 2024)
10.47	Investor Securities Exchange Agreement dated October 23, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2024)
10.48	Alumni Capital Note dated October 30, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 1, 2024)
10.49	Alumni Capital Securities Purchase Agreement dated October 30, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 1, 2024)
10.50	Alumni Capital Warrant dated October 30, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated November 1, 2024)
10.51	1800 Diagonal Note dated November 6, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2024)
10.52	1800 Diagonal Securities Purchase Agreement dated November 6, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 8, 2024)
10.53	Purchase and Exchange Agreement dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 13, 2024)
10.54	$400,000 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 13, 2024)
10.55	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 6, 2025)
10.56	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.57	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.58	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.59	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	HC Wainwright Global Investment Conference Press Release dated September 5, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K dated September 9, 2024)
99.2	Reverse Stock Split Press Release dated September 27, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 27, 2024)
99.3	Nasdaq Notice of Compliance for Minimum Bid Price Press Release dated October 17, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 17, 2024)
99.4	Champion Safe Company New Safes Press Release dated October 28, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed October 30, 2024)
99.5#	Clark Distributing Press Release dated October 30, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed November 1, 2024)
99.6	Toy Parade Press Release dated November 5, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed November 8, 2024)
99.7	American Rebel Light in the Local Nashville and Hendersonville Press Release dated November 12, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed November 13, 2024)
99.8	Nasdaq Delinquent Filing Press Release dated November 27, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed November 27, 2024)
99.9#	American Rebel Light Placements of Multi-Case Product Displays press release dated December 16, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 6, 2025)
99.10	Kid Rock’s Launch Party Press Release dated January 7, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 13, 2025)
99.11	Kentucky Distributor Press Release dated January 10, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed January 13, 2025)
99.12	Whiskey Jam Press Release dated January 13, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 15, 2025)
99.13	Champion Safe 2025 Estate Series Safes Press Release dated January 15, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed January 15, 2025)
99.14	Pro Superstar Shootout Press Release dated January 16, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 16, 2025)
99.15	Tramont Distributing Press Release dated January 17, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 17, 2025)
99.16#	American Rebel Light Available at Tootsie’s Press Release dated January 23, 2025
99.17#	Andy Ross ABC Morning Show Appearance Press Release dated February 5, 2025
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: February 7, 2025

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

