Form 10-K
period 2024-12-31
AMERICAN REBEL HOLDINGS INC
filed 2025-04-09
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2,015,112.39 on June 30, 2024 based on the closing price per common share of $0.349 on that date.

The number of shares of the registrant’s common stock issued and outstanding as of April 8, 2025, was 1,026,767 shares.

Documents incorporated by reference: None

AMERICAN REBEL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;
●	our ability to efficiently manage and repay our debt obligations;
●	our ability to maintain compliance with the continued listing standards of Nasdaq;
●	the effect of new tariffs on our business and financial condition;
●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;
●	our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows;
●	the outcome of current litigation;
●	future acquisitions and operations of new manufacturing facilities and/or sales organizations might prove unsuccessful and could fail;
●	our inability to raise additional financing for working capital, especially related to purchasing critical inventory;
●	our ability to generate sufficient revenue in our targeted markets to support operations;
●	significant dilution resulting from our financing activities:
●	actions and initiatives taken by both current and potential competitors;
●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;
●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;
●	our success depends on our ability to introduce new products that track customer preferences;
●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;
●	as a significant portion of our revenues are derived by demand for our safes and the personal security products for firearms storage, we depend on the availability and regulation of ammunition and firearm storage;
●	our future operating results;
●	our ability to diversify our operations;
●	our inability to effectively meet our short- and long-term obligations;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	given our limited corporate history it is difficult to evaluate our business and future prospects and increases the risks associated with an investment in our securities;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	changes in generally accepted accounting principles in the United States (or “U.S. GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;
●	deterioration in general or global economic, market and political conditions;
●	inability to efficiently manage our operations;
●	inability to achieve future operating results;
●	the unavailability of funds for capital expenditures;
●	our ability to recruit and hire key employees;
●	the inability of management to effectively implement our strategies and business plans;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	any possible financings; and
●	the adequacy of our cash resources and working capital.

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

PART I

ITEM 1. BUSINESS

Recent Development and Events

Introduction of American Rebel Beer

On August 9, 2023, the Company entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer launched regionally in mid-2024. The Company paid a setup fee and security deposit to Associated Brewing. In late 2023, the Company established American Rebel Beverages, LLC as a wholly-owned subsidiary specifically to hold the alcohol licenses and operate the beer business.

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

Our safes and personal security products are constructed primarily of U.S. made steel. We believe our products are designed to safely store firearms, as well as store our customers’ priceless keepsakes, family heirlooms and treasured memories and other valuables, and we aim to make our products accessible at various price points for home and office use. We believe our products are designed for safety, quality, reliability, features and performance.

To enhance the strength of our brand and drive product demand, our manufacturing facilities and various suppliers emphasize product quality and mechanical development in order to improve the performance and affordability of our products while providing support to our distribution channel and consumers. We seek to sell products that offer features and benefits of higher-end safes at mid-line price ranges.

We believe that safes are becoming a ‘must-have appliance’ in a significant portion of households. We believe our current safes provide safety, security, style and peace of mind at competitive prices.

In addition to branded safes, we offer an assortment of personal security products as well as apparel and accessories for men and women under the Company’s American Rebel brand. Our backpacks utilize what we believe is a distinctive sandwich-method concealment pocket, which we refer to as Personal Protection Pocket, to hold firearms in place securely and safely. The concealment pockets on our Freedom 3.0 Concealed Carry Jackets incorporate a silent operation opening and closing with the use of a magnetic closure.

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

Through our growing network of dealers, we promote and sell our products in select regional retailers and local specialty safe, sporting goods, hunting and firearms stores, as well as online, including our website.

American Rebel is boldly positioning itself as “America’s Patriotic Brand” in a time when national spirit and American values are being rekindled and redefined. American Rebel is an advocate for the 2nd Amendment and conveys a sense of responsibility to teach and preach good common practices of gun ownership. American Rebel products keep you concealed and safe inside and outside the home. American Rebel Safes protect your firearms and valuables from children, theft, fire and natural disasters inside the home; and American Rebel Concealed Carry Products provide quick and easy access to your firearm utilizing American Rebel’s Proprietary Protection Pocket in its backpacks and apparel outside the home. The initial company product releases embrace the “concealed carry lifestyle” with a focus on concealed carry products, apparel, personal security and defense. “There’s a growing need to know how to protect yourself, your family, your neighbors or even a room full of total strangers,” says American Rebel’s Chief Executive Officer Andy Ross. “That need is in the forethought of every product we design.”

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

● Focus on Product Performance - since the introduction of our first safes, we have maintained a singular focus on creating a full range of safe, quality, reliable safes that were designed to help our customers keep their family and valuables safe at all times. We incorporate advanced features into our safes that are designed to improve strength and durability. Key elements of some of our current model safes’ performance include:

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

* Double-Steel Door Casement is formed from two or more layers of steel and is welded around the perimeter of the door opening. Pursuant to industry-standard strength tests performed, it more than quadruples the strength of the door opening and provides a more secure and pry-resistant door mounting. We install a Double-Steel Door Casement™ on our safes. We believe the reinforced door casement feature provides important security as the safe door is often a target for break-in attempts.

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

Our Growth Strategy

Our goal is to enhance our position as a designer, producer and marketer of premium safes and personal security products. We have established plans to grow our business by focusing on three key areas: (1) organic growth and expansion in existing markets; (2) targeted strategic acquisitions that increase our on-premise and online product offerings, distributor and retail footprint and/or have the ability to increase and improve our manufacturing capabilities and output, and (3) expanding the scope of our operations through brand licensing.

We have developed what we believe is a multi-pronged growth strategy, as described below, to help us capitalize on a sizable opportunity. Through methodical sales and marketing efforts, we believe we have implemented several key initiatives we can use to grow our business more effectively. We believe we made significant progress in 2024 in the largest growing segment of the safe industry, sales to first-time buyers. We have right-sized our manufacturing operation and made many key design improvements. We intend to opportunistically pursue the strategies described below to continue our upward trajectory and enhance stockholder value. Key elements of our strategy to achieve this goal are as follows:

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

Expanding Scope of Operations Activities through Brand Licensing

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

If creating a new product is the best path to growing the business, we will create a new product. American Rebel Light Beer capitalizes on the American Rebel brand and presents an exceptional product. American Rebel Light is a Premium Domestic Light Lager Beer – All Natural, Crisp, Clean and Bold Taste with a Lighter Feel. With approximately 100 calories, 3.2 carbohydrates, and 4.3% alcoholic content per 12 oz serving, American Rebel Light Beer delivers a lighter option for those who love great beer but prefer a more balanced lifestyle. It’s all natural with no added supplements and importantly does not use corn, rice, or other sweeteners typically found in mass produced beers. Initial response to America’s Patriotic, God-Fearing, Constitution-Loving, National Anthem-Singing, Stand Your Ground Beer has been very strong.

Our website addresses are www.americanrebel.com, www.championsafe.com, www.superiorsafe.com and www.americanrebelbeer.com. Information available on our websites is not incorporated by reference in and is not deemed a part of this Annual Report, Form 10-K.

Competition

The North American safe industry is dominated by a small number of companies. We compete primarily on the quality, safety, reliability, features, performance, brand awareness, and price of our products. Our primary competitors include companies such as Liberty Safe, Fort Knox Security Products, American Security, Sturdy Safe Company, Homeland Security Safes, SentrySafe and as well as certain other domestic manufacturers, as well as certain China-based manufactured safes. Safes manufactured in China, including Steelwater and Alpha-Guardian, have struggled under the import tariffs initiated under the administration of U.S President Donald Trump. We believe that given the current substantial uncertainty related to the supply chain and delivery of international goods, we have a competitive advantage because our safes are not manufactured overseas.

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

As reported by the Company in the Form 8-K dated August 7, 2024, during February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America. The credit facility is secured by all the assets of the Company’s Champion subsidiaries and guaranteed by the Company, the Champion subsidiaries and the Company’s CEO. The Line of Credit expired on February 28, 2024, but the Company and Champion Safe Company have been actively working with the bank to extend or modify the credit facility. Despite being current on all payments under the credit facility and actively working with the bank for a long-term solution to repay the credit facility, on July 25, 2024, Champion Safe Company received a notice of default and demand for payment from the bank. On March 21, 2025, Bank of America filed a complaint in the Fourth Judicial District Court in and for Utah County, State of Utah (Case No. 250401345) against the Company and its subsidiaries (Champion Safe Company, Inc., American Rebel, Inc., Superior Safe Co., L.L.C. and Safe Guard Security Products LC) alleging four causes of action related to the credit facility: (i) Breach of the Loan Documents – Champion Safe; (ii) Breach of the Loan Documents – Guarantors (the Company, American Rebel, Inc., Superior Safe Co., L.L.C. and Safe Guard Security Products LC); (iii) Breach of the Implied Covenant of Good Faith and Fair Dealing – all parties; and (iv) Unjust Enrichment – Champion Safe. The Company plans to defend the complaint, while continuing to work with Bank of American on a settlement.

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

The beer categories within the United States are highly competitive due to the participation of large domestic and international brewers in the categories and the increasing number of craft brewers and craft distilleries, who distribute similar beers we sell and that have similar pricing and target drinkers.

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

Our American Rebel Light Lager, competes generally with other alcoholic beverages. We anticipate competing with other beer and beverage companies not only for drinker acceptance and loyalty, but also for traditional retail shelf, cold box and tap space, as well as e-commerce placement and for marketing focus by our distributors and their customers, when established, all of which are anticipated to distribute and sell other alcoholic beverage products. All of our potential competitors at this point in time have substantially greater financial resources, marketing strength and distribution networks than we do. Moreover, the introduction of new products by competitors that compete directly with our first beer and future products or that diminish the importance of our anticipated products to retailers or distributors may have a material adverse effect on our business and financial results.

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

The global beer industry and the broader alcohol industry are constantly evolving, and our position within these industries and the success of our products in our markets may fundamentally change. If we do not successfully transform along with the evolving industries, market dynamics and consumer preferences, our business and financial results could be materially adversely affected.

The brewing industry has significantly evolved over the years becoming an increasingly consolidated beer market. The industry has now become increasingly complex and competitive as the consolidation of brewers has resulted in fewer major market participants. As a result of the increased consolidation of brewers and the dynamic of expanding new segments within the industry with new market entrants, including the non-alcohol market, the markets in which we intend to operate, may evolve at a disadvantage to our market position. Ongoing evolution in certain beer markets, together with emerging changes in consumer preferences, have resulted in a significant increase in market entrants, consumer choices and market competition, as well as increased government scrutiny. In addition, local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, the beer markets in the U.S. have long consisted of a select number of significant market participants with government-regulated routes to market.

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

We are dependent on distributors.

In the United States, where our beer is currently sold only in a limited number of states, we are selling most of our beer to independent beer distributors for distribution to retailers and, ultimately, to drinkers. Although we have engaged multiple distributors, sustained growth will require us to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership within the distribution network could lead to less support of our products.

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

Failure of our distributors to distribute our products adequately within their territories or any “under-investment” by our distributors in our brands could result in deteriorating operating performance.

We currently distribute our American Rebel Light Lager in eleven states, with the ability to sell in 40 states online. We are required by law to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brand with a limited number of wholesale distributors. We continue to engage new distributors on a regular basis, however this rate of growth may not continue in the future.

Over the past decade, there has been increasing consolidation in production, distribution, and retail (the three tiers of the current system) that challenges the growth of small businesses in the marketplace. Our distributors also distribute competitive brands for much larger companies with significant pricing power. The ultimate success of our products depends in large part on our distributors’ ability and desire to distribute our products, as we rely significantly on them for product placement and retail store penetration. In many key states, we have signed contracts that greatly limit our ability to replace and pursue recourse with distributor partners that fail to meet their obligations. We cannot assure you that our U.S. distributors will commit sufficient time and resources to promote and market our brand and product lines. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

The success of our business relies heavily on brand image, reputation, product quality and protection of intellectual property.

It is important that we maintain and enhance the image and reputation of our brand and products, including our corporate purpose, mission and values. Concerns about product quality, even when unsubstantiated, could be harmful to our image and the reputation of our brand and products. While we have quality control programs in place, in the event we or our third-party brewers and suppliers experience an issue with product quality or if any of our products become unsafe or unfit for consumption, are misbranded or cause injury, we may experience recalls or liability in addition to business disruption which could further negatively impact our brand image and reputation, negatively affect our sales and cause us to incur additional costs. A widespread product recall, multiple product recalls or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. We also could be exposed to lawsuits relating to product liability, labelling, marketing or sales practices or intellectual property infringement. Our brand image and reputation may also be difficult to protect due to less oversight and control as a result of entering new or different product lines. If we are unable to address and uphold our plans with respect to our sustainability initiatives or actions by and attitudes of regulators and the public health community, our image and brand equity may deteriorate, which may be difficult to combat or reverse and could have a material adverse effect on our business and financial results.

In addition, our brand image, reputation and financial results may be negatively impacted by our ability to navigate social media campaigns and trends in pursuit of various dynamic issues facing society on regional and global levels across the markets in which we operate.

Further, our success is dependent on our ability to protect our intellectual property rights, including trademarks, patents, domain names, trade secrets and know-how. We cannot be certain that the steps we have taken to protect our intellectual property rights will be sufficient or that third parties will not infringe upon or misappropriate these rights or that other parties may claim that our brands infringe on their intellectual property rights. If we are unable to protect our intellectual property rights, it could have a material adverse effect on our business and financial results.

Loss, operational disruptions or closure of a major brewery or other key facility, including those of our suppliers, due to unforeseen or catastrophic events or otherwise, could have a material adverse effect on our business and financial results.

Our business could be interrupted and our financial results could be materially adversely impacted by physical risks such as earthquakes, fires, hurricanes, floods, other severe weather events, acts of war, terrorist attacks, cyberattacks and other disruptions in information systems, disease outbreaks or pandemics and other natural disasters or catastrophic events that damage, disrupt or destroy one of our contracted breweries or key facilities or the key facilities of our significant suppliers. Such significant losses or disruptions could be due to, among other things, the loss or disruption of the timely availability of adequate supplies of essential raw materials for our suppliers, including single-source suppliers; our ability to effectively integrate new suppliers into our operations; material financial issues facing our suppliers, such as bankruptcy or similar proceedings; transportation and logistics challenges, including as a result of governmental restrictions and the availability and capacity of shipping channels as customers may shift to increased online shopping; the loss or disruption of other manufacturing, distribution and supply capabilities; labor shortages, strikes or work stoppages; the loss or disruption of the supply of carbon dioxide gas; acts of war and terrorism; or natural disasters, pandemics, public health crises, or other catastrophic events and the associated impacts of such events, including impacts on our employees, their families, or our suppliers.

If any of our contracted breweries or the key facilities of our significant suppliers experience a significant operational disruption or catastrophic loss, it could delay, disrupt or reduce production, shipments and revenue, and result in potentially significant expenses to repair or replace these properties. Certain catastrophes are not covered by our general insurance policies, which could result in significant unrecoverable losses. Our business and results of operations could also be adversely impacted by under-investment in physical assets or production capacity, including contract brewing and impact the priority of our brands if production capacity is limited. We regularly review our supply chain network in an attempt to ensure that our supply chain capacity is aligned with the needs of the business. Such reviews could potentially result in further closures and the related costs could be material.

Failure to maintain adequate inventory levels would negatively impact operational profitability.

We maintain inventories of our product aging in barrels, as well as inventory needed to meet customer delivery requirements. We have used our barreled spirits inventory at market value as collateral in the Company’s financing. If we do not make timely payments on our financing obligations, or we breach our covenants in any financing document, including maintaining loan-to-value ratios, the lenders may foreclose and take possession of our inventory. In addition, this inventory is always at risk of loss due to theft, fire, evaporation, spoilage, or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

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

A majority of our safes are built in Mexico. Our financial results may be affected by new tariffs or border adjustment taxes or other import restrictions.

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

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2024, we had an accumulated deficit of $64,491,550.

We have limited financial resources. Our independent registered auditor’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2024 or 2023. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. As disclosed in more detail under Item 9A, “Controls and Procedures” above, we identified material weaknesses as of December 31, 2023 in our internal control over financial reporting, which continues to exist as of December 31, 2024. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2024.

Failure to have effective internal control over financial reporting and disclosure controls and procedures can impair our ability to produce accurate financial statements on a timely basis and has led and could again lead to a restatement of our financial statements. For example, the identified material weaknesses resulted in material adjustments to the consolidated financial statements for the years ended December 31, 2023 and 2022. If, as a result of the ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected.

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

We reached a determination to restate our consolidated financial statements and related disclosures for the years ended December 31, 2023 and 2022 in our Form 10-K/A filed on January 29, 2025. The restatement also included other adjustments to historical periods. As a result, we have incurred unanticipated costs for accounting, professional and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

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

As a result of our failure to timely file a periodic report with the SEC in connection with our reaudit of the years ended December 31, 2023 and 2022, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to use or file new short form registration statements on Form S-3. In the event of the absence of a waiver, our inability to use or file new registration statements on Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our business and product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to file a new registration statement on Form S-3, we may be required to publicly disclose a proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement, and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq Stock Exchange (“Nasdaq”) rules, or seek other sources of capital. In addition, we will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

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

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. Throughout 2024 and continuing into 2025, we have raised a substantial amount of debt to fund our operations. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

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

Our business and supply chain may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the pandemics similar to the outbreak of COVID-19).

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

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against pandemics similar to COVID-19 or other public health crisis by governmental agencies, could make it difficult for us to deliver goods services to its customers. War, riots, or other disasters may increase the need for our products and demand by government and military may make it difficult for use to provide products to customers. Further, travel restrictions and protective measures against pandemics similar to COVID-19 could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the highly skilled personnel we need for our operations. Due to the substantial uncertainty related to the effects of the pandemic, its duration and the related market impacts, including the economic stimulus activity, we are unable to predict the specific impact the pandemic and related restrictions (including the lifting or re-imposing of restrictions due to the Omicron variant or otherwise) will have on our results of operations, liquidity or long-term financial results.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we are required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our stockholders. We estimate these costs to be in excess of $1,000,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $700 million in public float market capitalization.

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

The industries in which we operate are competitive, price sensitive and subject to risks of governmental regulations or laws. If our competitors are better able to develop and market products that are more effective, less costly, easier to use, or are otherwise more attractive, we may be unable to compete effectively with other companies.

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

As of December 31, 2024 and December 31, 2023, we continue to have net operating loss carryforwards, or “NOLs”, for federal and state income tax purposes of $64,393,753 and $46,789,389, respectively, which begin to expire in 2032. Net operating loss carryforwards are available to reduce future taxable income. Federal net operating losses generated before 2018 will begin to expire in 2032. Federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2024. It is possible that we will not generate sufficient taxable income in time to use the NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent (and greater than 5 percent) stockholders” that exceeds 50 percentage points or more in change over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future (which may be outside our control).

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

Our future success depends upon our proprietary technology. Our protective measures, including patent and trade secret protection, may prove inadequate to protect our proprietary rights. The right to stop others from misusing our trademarks, service marks, and patents in commerce depends to some extent on our ability to show evidence of enforcement of our rights against such misuse in commerce. Our efforts to stop improper use, if insufficient, may lead to loss of trademark and service mark rights, brand loyalty, and notoriety among our customers and prospective customers. The scope of any patent that we have or may obtain may not prevent others from developing and selling competing products. The validity and breadth of claims covered in technology patents involve complex legal and factual questions, and the resolution of such claims may be highly uncertain, and expensive. In addition, our patents may be held invalid upon challenge, or others may claim rights in or ownership of our patents. Company owned trademarks are listed under the heading Intellectual Property.

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

Material weaknesses in our internal control over financial reporting have previously required us to restate our financial statements and if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our Consolidated Financial Statements may contain material misstatements and we could be required to restate our financial results. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

The Company previously restated its consolidated financial statements for the years ended December 31, 2023 and 2022. As a result of material weaknesses that we identified in our internal control over financial reporting, the associated restatement, we may be subject to potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. We can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Stockholders’ voting power and ownership interest may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares.

Our Second Amended and Restated Articles of Incorporation authorizes our board of directors to issue up to 600,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, of which we have designated 150,000 shares as Series A – Convertible Preferred Stock (“Series A Preferred Stock”) (124,812 of which were issued to three members of management, Messrs. Charles A. Ross, Jr., Doug E. Grau and Corey Lambrecht), and have superior voting rights of 1,000 to 1 over shares of our common stock, resulting in over 98% of the available stockholder votes, and are convertible (subject to vesting requirements) at a ratio of 500 to 1 into shares of common stock. The power of the board of directors to issue shares of common stock, preferred stock, warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval, except for issuances of more than 20% of the company’s outstanding common stock or its voting power. The Series A Preferred Stock was issued prior to these shareholder approval limitations.

While we have completed several capital raises utilizing multiple financial institutions, we may attempt to raise additional capital by returning to the market to sell shares of common or preferred stock, possibly at a deep discount to the market price of our common stock. These actions may result in dilution of the ownership interests and voting power of existing stockholders, further dilute common stock book value, and may delay, defer or prevent a change of control. While we are currently in a capital raise utilizing our Series C and D Preferred Stock, we do not believe that the terms of the offering are at a deep discount.

Additionally, other series of preferred stock, besides our Series C and D Preferred Stock, currently being offered, may carry the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, superior voting or conversion rights and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

There can be no assurance that an active trading market in our common stock can be maintained. Our common stock is likely to experience significant price and volume fluctuations in the future, which could adversely affect the market price of our common stock without regard to our operating performance and the market price of our common stock may drop below the price paid by investors. In addition, we believe that factors such as our operating results, quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

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

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the Nasdaq. If we violate the Nasdaq’s listing requirements or fail to meet its listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

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

On November 22, 2024, the Company received a notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the Company is not in compliance with Nasdaq Listing Rules which require timely filing of periodic reports with the SEC. Pursuant to the Nasdaq Listing Rules, the Company has until January 21, 2025 to submit a plan to regain compliance. If the plan is accepted, an extension may be granted of up to 180 calendar days from the due date of the Initial Delinquent Filing, or May 19, 2025, to regain compliance. The Company submitted a compliance plan on January 20, 2025 and filed its Form 10-Q for the period ended September 30, 2024 on February 7, 2025. On February 10, 2025, the Company received a written notification from the Staff indicating that the Company had regained compliance with the periodic filing requirement under Nasdaq Listing Rules

On February 19, 2025, the Company received a notification letter Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) because the stockholders’ equity of the Company as of September 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2025, was below the minimum requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). The Notification Letter has no immediate effect on the Company’s continued listing on the Nasdaq Capital Market, subject to the Company’s compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, the Company has 45 calendar days (until April 7, 2025), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company intends to submit a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, the Company will be granted an extension of up to 180 calendar days from February 19, 2025 to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but the Company fails to evidence compliance within the extension period, the Company will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. The Company submitted the Compliance Plan on April 7, 2025, will continue to monitor its stockholders’ equity and, if appropriate, consider further available options to evidence compliance with the Stockholders’ Equity Requirement.

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

Our executive officers and directors, and their affiliated entities, although they own an insignificant percentage of our common stock, hold super voting preferred stock will allow them to be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors beneficially own only approximately 1% of our common stock. However, as referenced above, we issued 124,812 shares of the Series A Preferred Stock to three members of our executive management team, Messrs. Charles A. Ross, Jr., Corey Lambrecht and Doug E. Grau, which have superior voting rights of 1,000 to 1 over shares of our common stock, resulting in over 98% of the current available stockholder votes. In addition, these shares are able to be converted into shares of common stock at a rate of 1 share of Series A Preferred Stock into 500 shares of common stock over a three to five-year period under certain circumstances.

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

ITEM 2. PROPERTIES

American Rebel and Champion Safe Facilities

Headquarters for the Champion Entities (Champion, Superior and Safe Guard) are located in Provo, Utah. These entities lease the following locations:

Location	Square Feet	Use	Lessee	Lease Expiration
2055 S. Tracy Hall Parkway Provo, Utah 84606**	20,000	Manufacturing		December 31, 2025

2813 S Sierra Vista Way, Provo, Utah 84606*	8,000	Executive Offices and Factory Sales Outlet		December 31, 2027

2813 S Sierra Vista Way, Suite 2 Provo, Utah 84606	16,000	Warehouse		December 31, 2027
			Champion Safe
792 N. Gilbert Road, Suite 102 Gilbert, Arizona 85233	2,600	Retail Sales	Company, Inc.	June 30, 2026

17455 N. Black Canyon Highway Phoenix, Arizona 85023	2,400	Retail Sales		February 28, 2025

9802 N. 91st Avenue, Suite 108 Peoria, Arizona 85345	3,907	Warehouse and Retail Sales		April 30, 2025

Av. Alvaro Obregon 6745, California, 84065 Nogales, Sonora, Mexico	73,659	Manufacturing	Champion Safe De Mexico, S.A. DE C.V.	August 31, 2029

8500 Marshall Drive, Lenexa, Kansas 66214	15,800	Warehouse and Retail Sales	American Rebel, Inc.	July 31, 2028

5115 Maryland Way, Suite 303 and 304, Brentwood, Tennessee 37027	>1,000	Conference room and private office	American Rebel, Inc.	October 31, 2025

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

Liberty Safe

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

Bank of America

As reported by the Company in the Form 8-K dated August 7, 2024, during February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America. The credit facility is secured by all the assets of the Company’s Champion subsidiaries and guaranteed by the Company, the Champion subsidiaries and the Company’s CEO. The Line of Credit expired on February 28, 2024, but the Company and Champion Safe Company have been actively working with the bank to extend or modify the credit facility. Despite being current on all payments under the credit facility and actively working with the bank for a long-term solution to repay the credit facility, on July 25, 2024, Champion Safe Company received a notice of default and demand for payment from the bank. On March 21, 2025, Bank of America filed a complaint in the Fourth Judicial District Court in and for Utah County, State of Utah (Case No. 250401345) against the Company and its subsidiaries (Champion Safe Company, Inc., American Rebel, Inc., Superior Safe Co., L.L.C. and Safe Guard Security Products LC) alleging four causes of action related to the credit facility: (i) Breach of the Loan Documents – Champion Safe; (ii) Breach of the Loan Documents – Guarantors (the Company, American Rebel, Inc., Superior Safe Co., L.L.C. and Safe Guard Security Products LC); (iii) Breach of the Implied Covenant of Good Faith and Fair Dealing – all parties; and (iv) Unjust Enrichment – Champion Safe. The Company plans to defend the complaint, while continuing to work with Bank of American on a settlement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reverse Stock Splits

On October 2, 2024, the Company effectuated a 1-for-9 reverse stock split.

On March 31, 2025, the Company effectuated a 1-for-25 reverse stock split.

The share numbers and pricing information in this report are adjusted to reflect the reverse stock splits.

Market for our Common Stock and certain Common Stock Purchase Warrants

Our common stock and certain existing warrants are traded on the Nasdaq Capital Market under the symbols “AREB” and “AREBW,” respectively.

On April 8, 2025, the closing price of shares of common stock of the Company was $9.10. Our common stock has been quite volatile over the past two years, with significant fluctuations in volume and price.

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

On November 22, 2024, the Company received a notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the Company is not in compliance with Nasdaq Listing Rules which require timely filing of periodic reports with the SEC. Pursuant to the Nasdaq Listing Rules, the Company has until January 21, 2025 to submit a plan to regain compliance. If the plan is accepted, an extension may be granted of up to 180 calendar days from the due date of the Initial Delinquent Filing, or May 19, 2025, to regain compliance. The Company submitted a compliance plan on January 20, 2025 and filed its Form 10-Q for the quarter ended September 30, 2024 on February 7, 2025. On February 10, 2025, the Company received a written notification from the Staff indicating that the Company had regained compliance with the periodic filing requirement under Nasdaq Listing Rules.

On February 19, 2025, the Company received a notification letter Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) because the stockholders’ equity of the Company as of September 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2025, was below the minimum requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). The Notification Letter has no immediate effect on the Company’s continued listing on the Nasdaq Capital Market, subject to the Company’s compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, the Company has 45 calendar days (until April 7, 2025), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company intends to submit a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, the Company will be granted an extension of up to 180 calendar days from February 19, 2025 to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but the Company fails to evidence compliance within the extension period, the Company will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. The Company submitted the Compliance Plan on April 7, 2025, will continue to monitor its stockholders’ equity and, if appropriate, consider further available options to evidence compliance with the Stockholders’ Equity Requirement.

Stockholders of Record

As of April 8, 2025, an aggregate of 1,026,767 shares of our common stock were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 1, 2021, our Board approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain common stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2024, up to 23,520 shares of common stock were available for participants under the LTIP. For fiscal year 2025, up to 7,652 shares of common stock are available for participants under the LTIP. The number of shares of common stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. We did not grant or issue any shares of common stock under the LTIP for fiscal year 2024.

On April 2, 2025, Company’s board of directors approved the establishment of a 2025 Stock Incentive Plan (the “SIP”). The SIP is intended to enable the Company to continue to attract able employees and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for growth of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the SIP pursuant to past or future awards of Restricted Shares, Shares underlying the conversion of currently outstanding preferred stock issued for services or Options will be limited to 500,000 shares of Common Stock. The number of shares of Common Stock that are the subject of awards under the SIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the SIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the SIP and will not again be available for issuance under the SIP. A copy of the SIP is attached hereto as Exhibit 10.67.

Recent Sales of Unregistered Securities

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

On October 23, 2024, the Company issued 2,280 shares of common stock, valued at $68.75 per share, and a three-year pre-funded warrant to purchase 19,442 shares of common stock at $0.25 per share, valued at $68.50 per share to the Investor pursuant to the terms of a securities exchange agreement.

On October 14, 2024, the Company issued 2,427 shares of common stock upon conversion of 12,134 shares of Series D Convertible Preferred Stock to an accredited investor.

On October 30, 2024, the Company entered into a $420,000 Note with a third-party Lender. In addition to the Note, the Company issued the Lender a five-year common stock purchase warrant to purchase up to 2,887 shares of Common Stock at $145.50 per share. The Company granted piggyback registration rights to the Lender on the shares of common stock underlying the warrant and the shares of common stock potentially issuable upon default of the Note. On December 31, 2024, the Company and Lender entered into an amendment to the Note, which included a provision to reduce the exercise price of the warrant to $87.50 per share.

On November 1, 2024, the Company authorized the issuance of 2,272 shares of common stock to an accredited investor upon the partial exercise of a prefunded warrant on a cashless basis.

On November 7, 2024, the Company authorized the issuance of 2,872 shares of common stock to an accredited investor upon the partial exercise of a prefunded warrant on a cashless basis.

On November 11, 2024, the Company exchanged $150,469.11 of an assigned note portion for 3,145 shares of the Company’s common stock as a 3(a)(9) exchange.

On November 11, 2024, the Company entered into a $400,000 twelve-month promissory note with an accredited investor. An original issue discount of $80,000 was applied on the issuance date and was paid through the issuance of 1,071 shares of the Company’s common stock, resulting in net loan proceeds to the Company of $320,000.

On November 11, 2024, the Company authorized the issuance of 1,760 shares of common stock to Charles A. Ross, Jr., the Company’s CEO and Chairman, upon the conversion of 88 shares of Series A Convertible Preferred Stock.

On December 13, 2024, the Company entered into a three-month promissory note with an accredited investor in the principal amount of $213,715. An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 1,474 shares of the Company’s common stock, resulting in net loan proceeds to the Company of $150,000.

On December 29, 2024, the Company authorized the issuance of 2,000 shares of common stock to Corey Lambrecht, the Company’s COO and a director, upon the conversion of 100 shares of Series A Convertible Preferred Stock.

On December 26, 2024, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $1,843,595.18 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price. On January 6, 2025, SCC requested the issuance of 3,120 shares of Common Stock to SCC, representing a payment of approximately $99,645, plus 600 shares of Common Stock as a settlement fee.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock. Further, we did not repurchase any of our equity securities during the year ended December 31, 2024.

Subsequent Issuances after Year-End

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

On January 10, 2025, the Company authorized the issuance of 2,200 shares of common stock to a consultant pursuant to the terms of an amendment to a current consulting agreement.

On January 13, 2025, SCC requested the issuance of 2,800 shares of Common Stock to SCC, representing a payment of approximately $99,750.

On January 14, 2025, the Company authorized the issuance of 43,335 shares of Series D Convertible Preferred Stock to seven service providers to the Company and its subsidiaries.

On January 15, 2025, SCC requested the issuance of 4,140 shares of Common Stock to SCC, representing a payment of approximately $147,487.50.

On January 24, 2025, SCC requested the issuance of 4,400 shares of Common Stock to SCC, representing a payment of approximately $133,200.

On February 3, 2025, SCC requested the issuance of 4,600 shares of Common Stock to SCC, representing a payment of approximately $99,187.50.

On February 10, 2025, the Company authorized the issuance of 17,667 shares of common stock to an accredited investor upon the conversion of 88,334 shares of Series D Convertible Preferred Stock.

On February 10, 2025, the Company authorized the issuance of 2,480 shares of common stock, valued at $75,000, to a lender for a fee related to a financing agreement.

On February 10, 2025, SCC requested the issuance of 4,800 shares of Common Stock to SCC, representing a payment of approximately $92,772.

On February 18, 2025, SCC requested the issuance of 5,000 shares of Common Stock to SCC, representing a payment of approximately $92,081.25.

On February 20, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a first closing notice for the exchange of $55,423.57 of assigned note portion for 3,145 shares of the Company’s common stock.

On February 24, 2025, SCC requested the issuance of 3,200 shares of Common Stock to SCC, representing a payment of approximately $40,068.00.

On February 25, 2025, SCC requested the issuance of 5,700 shares of Common Stock to SCC, representing a payment of approximately $65,193.75.

On February 27, 2025, SCC requested the issuance of 6,000 shares of Common Stock to SCC, representing a payment of approximately $63,855.00.

On February 27, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a second closing notice for the exchange of $55,000 of assigned note portion for 5,168 shares of the Company’s common stock.

On March 4, 2025, SCC requested the issuance of 6,800 shares of Common Stock to SCC, representing a payment of approximately $63,750.00.

On March 4, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a third closing notice for the exchange of $52,712.25 of assigned note portion for 5,623 shares of the Company’s common stock.

On March 5, 2025, the Company authorized the issuance of 8,000 shares of common stock to an accredited investor upon the conversion of $64,950 due under a promissory note dated September 4, 2024.

On March 5, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fourth closing notice for the exchange of $55,000 of assigned note portion for 8,334 shares of the Company’s common stock.

On March 6, 2025, SCC requested the issuance of 3,200 shares of Common Stock to SCC, representing a payment of approximately $47,655.

On March 7, 2025, SCC requested the issuance of 7,400 shares of Common Stock to SCC, representing a payment of approximately $48,978.75.

On March 10, 2025, SCC requested the issuance of 7,600 shares of Common Stock to SCC, representing a payment of approximately $43,335.20.

On March 10, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fifth closing notice for the exchange of $50,000 of assigned note portion for 8,723 shares of the Company’s common stock.

On March 12, 2025, SCC requested the issuance of 11,160 shares of Common Stock to SCC, representing a payment of approximately $63,006.57.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a sixth closing notice for the exchange of $50,000 of assigned note portion for 8,723 shares of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventh closing notice for the exchange of $50,000 of assigned note portion for 8,723 shares of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a eighth closing notice for the exchange of $50,000 of assigned note portion for 8,723 shares of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a nineth closing notice for the exchange of $65,000 of assigned note portion for 11,339 shares of the Company’s common stock.

On March 13, 2025, SCC requested the issuance of 11,600 shares of Common Stock to SCC, representing a payment of approximately $47,818.10.

On March 13, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a tenth closing notice for the exchange of $50,000 of assigned note portion for 12,289 shares of the Company’s common stock.

On March 14, 2025, SCC requested the issuance of 12,200 shares of Common Stock to SCC, representing a payment of approximately $46,558.25.

On March 17, 2025, SCC requested the issuance of 12,800 shares of Common Stock to SCC, representing a payment of approximately $48,457.60.

On March 17, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a eleventh closing notice for the exchange of $50,000 of assigned note portion for 12,289 shares of the Company’s common stock.

On March 18, 2025, SCC requested the issuance of 13,200 shares of Common Stock to SCC, representing a payment of approximately $49,971.90.

On March 18, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twelfth closing notice for the exchange of $50,000 of assigned note portion for 13,202 shares of the Company’s common stock.

On March 19, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a thirteenth closing notice for the exchange of $50,000 of assigned note portion for 13,202 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a fourteenth closing notice for the exchange of $50,000 of assigned note portion for 15,528 shares of the Company’s common stock.

On March 19, 2025, SCC requested the issuance of 13,600 shares of Common Stock to SCC, representing a payment of approximately $51,486.20.

On March 20, 2025, SCC requested the issuance of 14,000 shares of Common Stock to SCC, representing a payment of approximately $42,605.50.

On March 21, 2025, SCC requested the issuance of 21,120 shares of Common Stock to SCC, representing a payment of approximately $59,400.

On March 24, 2025, SCC requested the issuance of 21,680 shares of Common Stock to SCC, representing a payment of approximately $45,219.06.

On March 24, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fifteenth closing notice for the exchange of $35,000 of assigned note portion for 16,868 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a sixteenth closing notice for the exchange of $35,000 of assigned note portion for 16,868 shares of the Company’s common stock.

On March 25, 2025, SCC requested the issuance of 23,200 shares of Common Stock to SCC, representing a payment of approximately $45,240.

On March 26, 2025, SCC requested the issuance of 24,400 shares of Common Stock to SCC, representing a payment of approximately $45,750.

On March 26, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventeenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a eighteenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a nineteenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock.

On March 27, 2025, SCC requested the issuance of 29,920 shares of Common Stock to SCC, representing a payment of approximately $48,433.80.

On March 28, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twentieth closing notice for the exchange of $35,000 of assigned note portion for 23,333 shares of the Company’s common stock.

On March 31, 2025, the Company effectuated a 1-for-25 reverse stock split.

On March 31, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-first closing notice for the exchange of $25,000 of assigned note portion for 29,070 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a twenty-second closing notice for the exchange of $20,000 of assigned note portion for 23,257 shares of the Company’s common stock.

On April 2, 2025, SCC requested the issuance of 34,000 shares of Common Stock to SCC, representing a payment of approximately $28,050.

On April 2, 2025, SCC requested the issuance of 35,000 shares of Common Stock to SCC, representing a payment of approximately $28,875.

On April 2, 2025, the Company entered into a second Settlement Agreement and Stipulation (the “ Second Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $4,690,773.09 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price of $2.92. The Company agreed to issue SCC 2,800 shares of Common Stock as a settlement fee.

On April 3, 2025, SCC requested the issuance of 36,000 shares of Common Stock to SCC, representing a payment of approximately $29,700.

On April 4, 2025, SCC requested the issuance of 31,956 shares of Common Stock to SCC, representing a payment of approximately $26,363.70.

On April 4, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-third closing notice for the exchange of $72,500 of assigned note portion for 87,879 shares of the Company’s common stock. The shares have not been issued as of the date of this report.

On April 4, 2025, the Company entered into a conversion agreement with a current noteholder, whereby the noteholder agreed to convert all $617,100 of the principal amount owed under its OID Note dated January 10, 2025 into 82,280 shares of Series D Convertible Preferred Stock.

On April 4, 2025, the Company entered into definitive agreements for the purchase and sale of an aggregate of 724,640 shares of common stock (or pre-funded warrant in lieu thereof), series A warrants to purchase up to 724,640 shares of common stock and short-term series B warrants to purchase up to 2,173,920 shares of common stock at a purchase price of $3.45 per share of common stock (or per pre-funded warrant in lieu thereof) and accompanying warrants in a private placement priced at-the-market under Nasdaq rules. The series A warrants and the short-term series B warrants will have an exercise price of $2.95 per share and will be exercisable immediately upon issuance. The series A warrants will expire five years from the date of issuance and the short-term series B warrants will expire eighteen months from the date issuance. The private placement is expected to close on or about April 7, 2025, subject to the satisfaction of customary closing conditions.

On April 7 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-third closing notice for the exchange of $60,000 of assigned note portion for 72,727 shares of the Company’s common stock. The shares have not been issued as of the date of this report.

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

Recent Developments

American Rebel Beer

On August 9, 2023, the Company entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer launched regionally in early 2024. The Company paid a setup fee and security deposit to Associated Brewing. We established American Rebel Beverages, LLC as a wholly-owned subsidiary specifically to hold our alcohol licenses and conduct operations for our beer business.

Loans

On January 1, 2024, we entered into a new loan agreement with an existing lender who was owed $150,000 which was due December 31, 2023. We repaid the lender $75,000 due under the prior loan and entered into new loan agreement where we agreed to pay the lender the remaining $75,000 on or before March 31, 2024. The principal balance bears interest at 12% per annum.

On March 21, 2024, we entered into a securities purchase agreement with an accredited investor (“the Lender”), pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $235,750. A one-time interest charge or points amounting to 15% (or $35,362) and fees of $5,000 were applied at the issuance date, resulting in net proceeds of $200,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments; the first payment shall be in the amount of $162,667.20 and is due on June 30, 2024 with six subsequent payments each in the amount of $18,074.14 due on the 30th of each month thereafter (total repayment of $271,112 on or by December 31, 2024). We have the right to prepay the note within one hundred eighty days at a discount of 5%. Effective interest rate on this loan is 81.1% with 15 points paid up front as a fee.

On March 22, 2024, we entered into another Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from the Company for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by us pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from us generated from its operating subsidiaries.

On March 27, 2024, we entered into a $1,300,000 Business Loan and Security Agreement with an accredited investor lending source. Under the Secured Loan, we received the loan net of fees of $26,000. We repaid two outstanding secured notes to affiliates of the Lender totaling $769,228, resulting in net proceeds of $504,772. The Secured Loan requires 64 weekly payments of $26,000 each, for a total repayment of $1,664,000. The Secured Loan bears interest at 22.8% per annum. The Secured Loan is secured by all of our assets second to a first priority lien secured the holder of the Line of Credit. Furthermore, our CEO provided a personal guaranty for the Secured Loan. The Secured Loan provides for a default fee of $15,000 for any late payments on the weekly payments. As long as the Secured Loan is not in default, we may prepay the Secured Loan pursuant to certain prepayment amounts set forth in the Secured Loan. Further, any default by us allows the Lender to take necessary actions to secure its collateral and recovery of funds.

On April 1, 2024, we entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from us for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by us pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from us generated from our operating subsidiaries.

On April 9, 2024, we entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from us for $100,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by us pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $10,000 per month from us generated from our operating subsidiaries.

On April 9, 2024, we entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from us for $300,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by the Company pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $30,000 per month from us generated from its operating subsidiaries.

On April 9, 2024, we entered into an additional Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from us for $75,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by us pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $7,500 per month from us generated from our operating subsidiaries.

On April 19, 2024, we entered into a Revenue Interest Purchase Agreement with an individual accredited investor, pursuant to which the investor purchased a revenue interest from us for $500,000. As consideration for such payment, commencing on June 1, 2024 and continuing thereafter until all amounts are repurchased by us pursuant to the terms of the Revenue Interest Purchase Agreement, the investor has a right to receive $50,000 per month from us generated from its operating subsidiaries.

On May 28, 2024, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor, pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $111,550. An original issue discount of $14,550 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds of $90,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments in the amount of $13,881.78, with the first payment due on June 30, 2024, and remaining eight payments due on the last day of each month thereafter (a total payback to the Lender of $124,936.00).

On June 14, 2024, we entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor, pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $111,550. An original issue discount of $14,550 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds of $90,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments in the amount of $13,881.78, with the first payment due on June 30, 2024, and remaining eight payments due on the last day of each month thereafter (a total payback to the Lender of $124,936.00).

On July 2, 2024, we entered into a Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875.

On July 8, 2024, we entered into a subordinated business loan and security agreement with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,312,500 which principal and interest (of $577,500) is due on January 20, 2025. Commencing July 15, 2024, we are required to make weekly payments of $67,500 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default. In connection with the loan, the holder was issued a subordinated secured promissory note, dated July 8, 2024, in the principal amount of $1,312,500 which note is secured by all of the borrower’s assets, including receivables, subject to certain outstanding liens and agreements.

On July 22, 2024, we and an accredited investor lending source entered into an agreement whereby $300,000 of the Assumption Loan was acquired by the accredited investor lending source from the original holder. The agreement entered into was structured as an installment purchase between the two accredited investor lending sources. We entered into an amended note payable, which by its terms became a $300,000 no interest convertible note, due and payable on July 22, 2025. The conversion price is fixed at $100.80 per share, with the normal share reserve and conversion mechanics. We issued 992 shares of common stock to the holder of the amended note payable and retired $100,000 of this $300,000 debt. The shares were issued to the holder without restrictive legend and a new amended convertible note payable of $200,000, due and payable on July 22, 2025.

On August 5, 2024, we entered into two securities exchange and amendment agreements with two accredited investors, whereby we agreed to issue the investor 10,010 shares of Series D Convertible Preferred Stock in exchange for a portion of a $75,000 revenue interest owned by one such investor, and whereby we agreed to issue the investor 54 shares of Series D Convertible Preferred Stock in exchange for a portion of a $100,000 revenue interest owned by a second such investor. Commencing on October 1, 2024, and continuing thereafter until all amounts are repurchased by us pursuant to the terms of the Revenue Agreement, the investors have the right to receive $7,500 and $10,000 per month, respectively, from us generated from our operating subsidiaries.

On August 5, 2024, we entered into three Amended Revenue Interest Purchase Agreements with two individual accredited investors and one corporate accredited investor. Commencing on October 1, 2024, and continuing thereafter until all amounts are repurchased by us pursuant to the terms of the Revenue Agreement, the investors have the right to receive $10,000, $10,000 and $30,000 per month, respectively, from us generated from our operating subsidiaries.

On August 9, 2024, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor, pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $179,400.

On September 4, 2024, we entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor, pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $300,000. A one-time interest charge of 12% ($36,000) was applied to the Note upon issuance. Further, an original issue discount of $45,000, $75,436.02 was utilized to repay a June 2024 note with the Lender, commissions to a broker dealer of $8,000, and fees of $10,000 were applied on the issuance date, resulting in net loan proceeds to us of $161,563.98. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in eight payments; the first payment shall be in the amount of $37,333.33 and is due on September 30, 2024 with seven (7) subsequent payments each in the amount of $37,333.33 due on the last day of each month thereafter (a total payback to the Lender of $336,000.00). In addition to the Note, the Company and the Lender entered into a conversion agreement (the “Conversion Agreement”), whereby the Lender converted $49,500 of its June 2024 note into 6,600 shares of the Company’s Series D Convertible Preferred Stock.

On October 4, 2024, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor, pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $122,960. An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on October 30, 2024, and remaining eight payments due on the 30th day of each month thereafter (a total payback to the Lender of $140,174).

On October 23, 2024, we entered into an Exchange and Settlement Agreement with an individual accredited investor. On April 19, 2024, the Company and the Investor had entered into a $500,000 Revenue Interest Purchase Agreement. Pursuant to the Securities Exchange Agreement, the Company and the Investor exchanged the Revenue Agreement and all rights and preferences thereunder for 2,280 shares of common stock, valued at $68.75 per share, and a three-year pre-funded warrant to purchase 19,441 shares of common stock at $0.01 per share, valued at $68.50 per share.

On October 30, 2024, we entered into a Securities Purchase Agreement with Alumni Capital LP, a Delaware limited partnership, pursuant to which the Lender made a loan to us, evidenced by a promissory note in the principal amount of $420,000. An original issue discount of $70,000 and commissions to a broker dealer of $28,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $322,000. Accrued, unpaid interest at the rate of 10% and outstanding principal, subject to adjustment, is required to be paid on or before December 31, 2024. In addition to the Note, we issued the Lender a five-year common stock purchase warrant to purchase up to 2,887 shares of Common Stock at $145.50 per share.

On November 6, 2024, we entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor, pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960. An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on December 15, 2024, and remaining eight payments due on the 15th day of each month thereafter (a total payback to the Lender of $140,174).

On November 11, 2024, we entered into a Purchase and Exchange Agreement among an investor and Altbanq Lending LLC, pursuant to which the Purchaser agreed to purchase from the Seller a portion ($150,469.11) of a promissory note dated March 27, 2024 in the original principal amount of $1,330,000, with a current balance payable of $1,229,350. Contemporaneously with assignment of the assigned note portion to the Purchaser, we exchanged the $150,469.11 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange.

On December 13, 2024, we entered into a three-month promissory note with an accredited investor in the principal amount of $213,715 (the “Note”). An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in one lump sum payment of $155,625 on or before March 13, 2025.

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

Results of Operations for the year ended December 31, 2024

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the Year Ended
	December 31, 2024	December 31, 2023
Revenue	11,420,268	15,998,196
Cost of goods sold	11,539,905	14,199,260
Gross margin	(119,637)	1,798,936

Expenses:
Consulting/payroll and other costs	2,039,777	3,598,839
Compensation expense – officers – related party	-	518,107
Compensation expense – officers – deferred comp – related party	656,250	812,500
Rental expense, warehousing, outlet expense	468,739	871,032
Product development costs	385,800	132,528
Marketing and brand development costs	2,354,809	1,318,890
Administrative and other	6,049,555	3,207,806
Depreciation and amortization expense	145,548	104,229
Total operating expenses	12,100,478	10,563,931
Operating income (loss)	(12,220,115)	(8,764,995)

Other Income (Expense)
Interest expense	(3,969,485)	(363,567)
Interest income	1,364	3,780
Employee retention credit funds, net of costs to collect	-	1,113,337
Gain on sale of equipment	6,179	1,900
Impairment adjustment – goodwill and intangible assets	-	(1,912,559)
Loss on debt extinguishment	(1,422,307)	-
Gain on settlement of liability	-	190,403
Net loss before income tax provision	(17,604,364)	(9,731,701)
Provision for income tax	-	-
Net loss	(17,604,364)	(9,731,701)

Revenue and cost of goods sold

For the year ended December 31, 2024, we reported Revenues of $11,420,268 compared to Revenues of $15,998,196 for the year ended December 31, 2023. The decrease in Revenues of $4,577,928 (or (29)% period over period) for the year ended December 31, 2024 compared to the year ended December 31, 2023 is primarily attributable to slower sales driven by current market conditions. For the year ended December 31, 2024, we reported Cost of Goods Sold of $11,539,905, compared to Cost of Goods Sold of $14,199,260 for the year ended December 31, 2023. The decrease in Cost of Goods Sold of $2,659,355 (or (19)% period over period) for the current period is due to the direct relationship of decreased sales. For the year ended December 31, 2024, we reported a negative Gross Margin of $(119,637), compared to Gross Margin of $1,798,936 for the year ended December 31, 2023. The decrease in Gross Margin of $1,918,573 (or (107)% period over period) for the year ending December 31, 2024 compared to the year ending December 31, 2023 primarily due to slower sales and current market conditions. Gross Margin percentages for the years ended December 31, 2024 were (1)% compared to 11% for the year ended December 31, 2023.

Expenses

Total operating expenses for the year ended December 31, 2024 were $12,100,478 compared to $10,563,931 for the year ended December 31, 2023 as further described below. Overall, we saw a $1,536,547 increase in operating expenses or a 15% period over period increase in operating expenses from the prior year comparable period.

For the year ended December 31, 2024, we incurred consulting/payroll and other costs of $2,039,777 compared to consulting/payroll and other costs of $3,598,839 for the year ended December 31, 2023. The decrease in consulting/payroll and other costs of $1,559,062 (or (43)% period over period) was primarily due to the overall decrease in headcount.

For the year ended December 31, 2024, we incurred compensation expense – officers and compensation expense – officers – deferred comp costs of $0 and $656,250 compared to compensation expense – officers and compensation expense – officers – deferred comp costs of $518,107 and $812,500 for the year ended December 31, 2023. The decrease in compensation expense – officers – deferred comp costs of $674,357 was due to Company issuing shares of preferred stock that are convertible into common stock of the Company and the relative timing of vesting and expense of the shares. The Company believes that it pays it officers or management a fair and competitive salary, as well as stock grants or awards that are made during the year. Deferred compensation is attributable to the fair value of the common stock equivalents that are underlying our Series A preferred stock that have been issued pursuant to employment agreements and vesting schedules.

For the year ended December 31, 2024, we incurred rental expense, warehousing, outlet expense of $468,739, compared to rental expense, warehousing, outlet expense of $871,032 for the year ended December 31, 2023. The decrease in rental expense, warehousing, outlet expense of $402,293 (or (46)% period over period) is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term.

For the year ended December 31, 2024, we incurred product development expenses of $385,800 compared to product development expenses of $132,528 for the year ended December 31, 2023. The increase in product development expenses of $253,272, or 191%, is due to increased private label brewery expenses in connection with the growth of the beer business.

For the year ended December 31, 2024, we incurred marketing and brand development expenses of $2,354,809 compared to marketing and brand development expenses of $1,318,890 for the year ended December 31, 2023. The increase in marketing and brand development expenses of $1,035,919 (or 79% period over period) relates primarily to an increase of activities including major trade shows and marketing efforts in connection with the beer business.

For the year ended December 31, 2024, we incurred administrative and other expense of $6,049,555 compared to administrative and other expense of $3,207,806 for the year ended December 31, 2023. The increase in administrative and other expense of $2,841,749 (or 89% period over period) relates primarily to legal and other professional fees that we incurred during 2024 in connection with the increased legal, accounting, and audit fees as a result of our reaudits.

For the year ended December 31, 2024, we incurred depreciation and amortization expense of $145,548 compared to depreciation and amortization expense of $104,229 for the year ended December 31, 2023. The increase in depreciation and amortization expense primarily relates to the amortization related to goodwill and intangible assets.

Other income and expenses

For the year ended December 31, 2024, we incurred interest expense of $3,969,485 compared to interest expense of $363,567 for the year ended December 31, 2023. The increase in interest expense ($3,605,918) is due to a significant number of debt agreements we entered into during 2024 to fund our working capital needs.

For the year ended December 31, 2024, we incurred a $1,422,307 loss on debt extinguishment due to the conversion of certain debt arrangements. We incurred a gain of settlement of liability of $190,403 during the year ended December 31, 2023. The 2023 gain relates to shares issued to directors as settlement of accrued and unpaid fees that exceeded the fair value of shares granted at that time.

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

For the year ended December 31, 2024, we incurred impairment of goodwill and intangible assets of $0, compared to $1,912,559 for the year ended December 31, 2023. The impairment was due to the charges necessary to write down such asset to fair value as of December 31, 2023. Contributing factors resulting in the impairment charge include changes in future year margin expectations were primarily driven by sustained increases in supply chain costs, expectations for lower or static pricing to maintain a competitive positioning, and expectations for increased marketing investment, primarily in response to increased competition, as well as customer-driven investments. Changes in expectations for lower long-term net sales growth were primarily due to sustained competition and anticipated trends in consumer preferences. Our revised expectations were based on the completion of our fourth quarter results, which were below management’s expectations, and the development of our operating plan in December 2023, along with our inventory management and tracking project which was completed during the early part of October 2023. Additionally, the Company’s share price and market capitalization, for which Champion represents a substantial portion of the Company’s operating activities, declined during 2023.

Net Loss

Net loss for the year ended December 31, 2024 amounted to $17,604,364, resulting in a loss per share of $(306.91), compared to a net loss of $9,731,701 for the year ended December 31, 2023, resulting in a loss per share of $(857.02). Net loss increased by $7,872,663 or 81% period over period due to increase professional fees in connection with our reaudits, lower gross margin due to current market conditions, and significant interest expense due to additional borrowings in 2024.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the growth and acquisition stage and, accordingly, will have to raise capital to complete acquisitions and successfully integrate acquired companies. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net losses for the years ended December 31, 2024 and 2023 of ($17,604,364) and ($9,731,701), respectively. The Company’s accumulated deficit was ($65,086,200) as of December 31, 2024, and ($47,481,836) as of December 31, 2023. The Company’s working capital deficit was $8,940,228 as of December 31, 2024, compared to a surplus of $2,545,744 as of December 31, 2023. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to reduce the complexity of accounting for convertible debt and other equity-linked instruments. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023. The Company classified its convertible debt issued in 2024 in accordance with ASC 2020-06.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated The adoption had no material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption had no material impact on our consolidated financial statements.

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

We continuously monitor and review all current accounting pronouncements and standards from the FASB for applicability to our operations. As of April 9, 2025, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN REBEL HOLDINGS, INC.

DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

American Rebel Holdings, Inc.

Brentwood, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has missed payments on debt obligations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Debt and Equity Financing

Description of the Matter

As described in Notes 7, 10 and 11 to the consolidated financial statements, the Company approved or otherwise entered into various loan and equity arrangements during the year ended December 31, 2024. Such arrangements included new, amended or otherwise settled loan agreements; authorization, designation and issuance of a new Series D Convertible Preferred Stock; issuance of common stock and warrants; and a reverse split of its common stock. Additionally, certain loan arrangements include or were otherwise impacted by equity securities.

We identified the accounting for debt and equity financing activities for the aforementioned topics as a critical audit matter. Specifically, the evaluation of the appropriate accounting treatment is complex and involves consideration of liability or equity presentation, identifying embedded features, determining whether any embedded features require bifurcation or otherwise separate accounting, assessing the implications of reverse stock splits on conversion features and determining the gain (loss) on debt settlements. Auditing these elements involved complex, challenging and subjective auditor judgments.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtained and reviewed loan agreements entered into or otherwise amended during 2024 and the new Series D Convertible Preferred Stock to identify the terms, conditions and features in the arrangements.

●	Evaluated embedded features for bifurcation or otherwise separate accounting in relation to the appropriate accounting guidance.

●	Evaluated the accuracy of the Company’s determination and calculation of gain (loss) on debt extinguishments.

●	Evaluated the implications of the reverse stock split on the Company’s debt and equity arrangements, with emphasis on share-based payment awards.

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2024.

Columbus, Ohio

April 9, 2025

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$287,546	$1,077,028
Accounts receivable, net	1,170,944	2,674,540
Prepaid expense	311,878	67,322
Inventory	4,555,311	5,574,371
Inventory deposits	-	21,968
	6,325,679	9,415,229

Property and Equipment, net	274,216	360,495

OTHER ASSETS:
Lease deposits and other	47,107	25,360
Right-of-use lease assets	2,909,213	1,244,496
Intangible assets, net	450,000	500,000
Total Other Assets	3,406,320	1,769,856

TOTAL ASSETS	$10,006,215	$11,545,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$3,193,022	$2,041,370
Accrued expense and other	2,086,080	669,610
Accrued interest	1,259,922	13,500
Deferred revenue	286,716	-
Loan – Officers – related party	447,716	74,664
Loans – Working capital, net	4,938,465	1,944,410
Loan – Director – related party	400,000	-
Line of credit	1,992,129	1,456,929
Right-of-use lease liability, current	661,857	669,002
Total Current Liabilities	15,265,907	6,869,485

Right-of-use lease liability, long-term	2,372,190	602,278

TOTAL LIABILITIES	17,638,097	7,471,763

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 398,256, and 200,000 issued and outstanding, respectively at December 31, 2024 and 2023, respectively, comprised of Preferred Shares A, B, and D	-	-
Preferred Shares A	125	125
Preferred Shares B	75	75
Preferred Shares D	198	-
Common Stock, $0.001 par value; 600,000,000 shares authorized; 76,516, and 26,133 issued and outstanding, respectively at December 31, 2024 and 2023, respectively	77	26
Additional paid in capital	57,453,843	51,555,427
Accumulated deficit	(65,086,200)	(47,481,836)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,631,882)	4,073,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,006,215	$11,545,580

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2024	December 31, 2023
Revenue	11,420,268	15,998,196
Cost of goods sold	11,539,905	14,199,260
Gross margin	(119,637)	1,798,936

Expenses:
Consulting/payroll and other costs	2,039,777	3,598,839
Compensation expense – officers – related party	-	518,107
Compensation expense – officers – deferred comp – related party	656,250	812,500
Rental expense, warehousing, outlet expense	468,739	871,032
Product development costs	385,800	132,528
Marketing and brand development costs	2,354,809	1,318,890
Administrative and other	6,049,555	3,207,806
Depreciation and amortization expense	145,548	104,229
Total operating expenses	12,100,478	10,563,931
Operating loss	(12,220,115)	(8,764,995)

Other Income (Expense)
Interest expense	(3,969,485)	(363,567)
Interest income	1,364	3,780
Employee retention credit funds, net of costs to collect	-	1,113,337
Gain/(loss) on sale of equipment	6,179	1,900
Impairment adjustment – goodwill and intangible assets	-	(1,912,559)
Loss on debt extinguishment	(1,422,307)	-
Gain on settlement of liability	-	190,403
Net loss before income tax provision	(17,604,364)	(9,731,701)
Provision for income tax	-	-
Net loss	(17,604,364)	(9,731,701)
Basic and diluted loss per share	(306.91)	(857.02)
Weighted average common shares outstanding - basic and diluted	57,360	11,355

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance - December 31, 2023	26,133	$26	200,000	$200	$51,555,427	$(47,481,836)	$4,073,817
Series A compensation expense	-	-	-	-	656,250	-	656,250
Issuance of Series D Preferred Stock for liabilities settlement	-	-	312,412	312	2,167,814	-	2,168,126
Issuance of Series D Preferred Stock	-	-	31,500	32	433,576	-	433,608
Issuance of Common Stock for liabilities settlement	11,130	11	-	-	875,640	-	875,651
Issuance of Common Stock	2,543	3	-	-	143,715	-	143,718
Issuance of warrants	-	-	-	-	1,411,607	-	1,411,607
Conversion of Series A Preferred Stock into Common Stock	3,760	4	(188)	(0)	-	-	4
Conversion of Series D Preferred Stock into Common Stock	12,347	12	(145,468)	(145)	-	-	(133)
Exercise of pre-funded warrants into Common Stock	8,033	8	-	-	-	-	8
Conversion of notes payable into Common Stock	4,750	5	-	-	209,814	-	209,819
Effect of reverse stock split round lot shares	7,819	8	-	-	-	-	8
Net loss	-	-	-	-	-	(17,604,364)	(17,604,364)
Balance - December 31, 2024	76,516	77	398,256	398	57,453,843	(65,086,200)	(7,631,882)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – December 31, 2022	3,010	3	175,000	175	45,412,488	(37,750,135)	7,662,531
Sale of common stock, net	318	0	-	-	312,452	-	312,452
Sale of 615,000 pre-funded common stock warrants $4.36 per share, exercise price of $0.01	-	-	-	-	2,681,400	-	2,681,400
Prefunded common stock warrant offering costs and fee	-	-	-	-	(529,324)	-	(529,324)
Effect of reverse stock split round lot shares	6,637	7	-	-	(7)	-	-
Warrant inducement and exercise of 2,988,687 repriced common stock warrants at $1.10 per share	13,283	13	-	-	3,287,543	-	3,287,556
Warrant inducement offering costs and fees	-	-	-	-	(453,756)		(453,756)
Exercise of prefunded common stock warrants at $0.01 per share	2,733	3	-	-	6,147	-	6,150
Common stock issued as compensation at a price of $0.78 per share	17	0	-	-	2,904		2,904
Common stock issued as compensation pursuant to LTIP - three related parties at a price of $0.78 per share	28	0	-	-	4,984		4,984
Common stock issued as compensation to independent members of the board of directors - related parties at a price of $0.75 per share	107	0	-	-	18,096		18,096
Series A preferred stock issued as compensation pursuant to an employment agreement - related party, issued at par value or $0.001 per share	-	-	25,000	25	-		25
Common stock equivalents from Series A Preferred stock issued as compensation pursuant to an employment agreement; convertible into 12,500,000 shares of common stock, 3,125,000 immediate vesting - related party	-	-	-	-	812,500		812,500
Net loss	-	-	-	-	-	(9,731,701)	(9,731,701)
Balance – December 31, 2023	26,133	$26	200,000	$200	51,555,427	$(47,481,836)	$4,073,817

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2024	December 31, 2023
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(17,604,364)	(9,731,701)
Depreciation and amortization	239,777	104,230
Non-cash, in-kind interest settled	518,928	-
Gain on disposition of property	(6,179)	(1,900)
Compensation paid through issuance of common stock	-	21,332
Compensation paid through issuance of common stock – related parties	656,250	812,500
Goodwill and intangible assets impairment	-	1,912,559
Loss on debt extinguishment	1,422,307
Gain on settlement of liability	-	(190,403)
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	1,503,596	(1,302,306)
Prepaid expense and other	(244,556)	69,856
Inventory	1,019,060	1,446,401
Inventory deposits	21,968	95,583
Lease deposits and other	(21,747)	(7,328)
Accounts payable	2,428,978	(217,085)
Accrued expenses	1,416,470	284,298
Accrued interest	1,246,422	(108,419)
Deferred revenue	286,716	-
Other assets and liabilities	-	(188,458)
Right-of-use lease liabilities	98,050	(30,100)
Net Cash used in Operating Activities	(7,018,324)	(7,030,941)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Champion Entities	-	(325,000)
Purchase of property and equipment	(3,090)	(6,300)
Net Cash (Used in) Investing Activities	(3,090)	(331,300)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common and preferred stock, net of offering costs	-	312,405
Proceeds from sale of warrant inducement, net of offering costs	-	2,830,811
Proceeds from sale of common stock and prefunded warrants, net of offering costs	-	2,160,404
Proceeds from exercise of prefunded warrants	-	5,535
Proceeds from line of credit	535,200	1,456,929
Proceeds from loans - officer - related party	373,052	45,332
Proceeds from loans - director - related party	400,000	-
Proceeds from issuance of Series D preferred stock	236,250	-
Repayments of working capital loans, net	(1,876,888)	-
Origination fees	(134,625)
Proceeds from working capital loans, net	6,698,943	1,341,767
Net Cash Provided by Financing Activities	6,231,932	8,153,183

CHANGE IN CASH	(789,482)	790,942

CASH AT BEGINNING OF PERIOD	1,077,028	286,086

CASH AT END OF PERIOD	287,546	1,077,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	295,053	415,472
Income taxes	-	-

See Notes to Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Nature of Operations

The Company develops and sells branded products in the self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.), the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). We established American Rebel Beverages, LLC as a wholly-owned subsidiary to hold our licenses with respect to the beer business. American Rebel Beer launched in 2024.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC and the Champion Entities. All significant intercompany accounts and transactions have been eliminated.

As discussed further in Note 10, the Company effected a series of reverse stock splits. Common shares and related earnings per share in the accompanying consolidated financial statements have been adjusted to reflect the effect of the reverse stock splits.

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

Inventory and Inventory Deposits

Finished goods inventory primarily consists of backpacks, jackets, and related accessories, safes, and packaged beer available for sale. Raw materials primarily consists of component parts used in the assembly of safes and packaging materials. Apart from safes, the Company’s finished goods are manufactured or otherwise produced by outside parties to the Company’s specifications. Inventory is carried at the lower of cost (First-in, First-out Method) or net realizable value. The Company determines an estimate for the reserve of slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. From time-to-time, the Company makes deposit payments on certain inventory purchases that are presented separately in the accompanying consolidated financial statements as inventory deposits until the goods are received into inventory.

Property and Equipment

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer. Additionally, the Company offers extended warranties for the locking mechanism of its safes, which are separately purchased by customers. Warranty income is recognized over time based on the estimated useful life of the locks, which approximates 10 years. Unrecognized warranty income is presented as deferred revenue in the accompanying consolidated financial statements. Warranty income recognized was not significant for the years ended December 31, 2024 and 2023.

The carrying amount of accounts receivable is reduced by an allowance for bad debts and expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was approximately $315,000 and $150,000 at December 31, 2024 and 2023, respectively. Net accounts receivable was $1,170,944, $2,674,540 and $1,372,234 at December 31, 2024, 2023 and January 1, 2023, respectively.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Years Ended December 31,
Percentage of revenue:	2024	2023
Safes	96%	93%
Soft goods and other	3%	7%
Beverages	1%	0%
Total	100%	100%

Advertising costs

Advertising costs are expensed as incurred and totaled $2,354,809 and $1,318,890 for the years ended December 31, 2024 and 2023, respectively.

Fair Value

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024 and 2023, respectively. The respective carrying value of certain financial instruments approximated their fair values as of year-end. These financial instruments include cash, and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts receivable and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The three levels of inputs used to measure fair value are as follows:

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with the guidance in ASC Topic 718, which requires the Company to recognize expense related to the grant date fair value of its employee stock awards. The Company recognizes the cost of employee share-based awards over the requisite service period, which represents the vesting period of the award. Stock-based compensation primarily relates to the Company’s Series A Preferred Stock awards.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with ASC 718-10 and the conclusions reached ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Earnings Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year and the effect of pre-funded warrants issued. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Because the Company incurred net losses for each of the years presented, the effect of dilutive securities, excluding pre-funded warrants, have been excluded as the effect on EPS is antidilutive. For the years ended December 31, 2024 and 2023, net loss per share was $(306.91) and $(857.02), respectively.

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

	December 31, 2024	December 31, 2023

Shares used in computation of basic earnings per share for the year ended	37,919	11,355
Pre-funded warrants	19,441	-
Total denominator	57,360	11,355

Net income (loss)	$(17,604,364)	$(9,731,701)
Fully diluted income (loss) per share	$(306.91)	$(857.02)

In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be antidilutive.

Income Taxes

The Company follows ASC Topic 740 for recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change. For the years ended December 31, 2024 and 2023, respectively, no income tax expense has been recorded given significant losses incurred and resulting valuation allowance on such losses.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2024 and 2023, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months and maintains sufficient net operating loss carryforwards in the event uncertain tax positions are identified. As necessary, the Company classifies tax-related penalties and net interest as income tax expense.

Leases

ASC 842 requires lessees to recognize substantially all leases on the balance sheet as a Right-of-use (“ROU”) asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The Company elected the practical expedient related to treating lease and non-lease components as a single lease component for all equipment leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

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

Operating leases are included in operating lease Right-of-use assets and operating lease liabilities, current and non-current, on the Company’s condensed consolidated balance sheets. The Company had no financing leases as of and for the years ended December 31, 2024 and 2023.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to reduce the complexity of accounting for convertible debt and other equity-linked instruments. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023. The Company classified its convertible debt issued in 2024 in accordance with ASC 2020-06.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated The adoption had no material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The adoption had no material impact on our consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Concentration Risk

The Company did not have any vendor or customer concentrations as of December 31, 2024 or 2023.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability or positive cash flow from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the years ended December 31, 2024 and 2023 amounting to ($17,604,364) and ($9,731,701), respectively. The Company’s accumulated deficit was ($65,086,200) as of December 31, 2024 and ($47,481,836) as of December 31, 2023. The Company’s working capital deficit was $8,940,228 as of December 31, 2024 and a surplus of $2,545,744 as of December 31, 2023. Additionally, the Company has missed contractual payments on certain financing arrangements subsequent to December 31, 2024. Lastly, the Company is not in compliance with the Nasdaq listing requirements and is in the process of remediating.

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

NOTE 3 - INVENTORY

Inventory includes the following:

	December 31, 2024	December 31, 2023

Raw materials	$1,966,395	$2,152,823
Finished goods	2,870,781	3,644,143
Less reserve for excess and obsolete inventory	(281,865)	(222,595)
Total Inventory, net	$4,555,311	$5,574,371

The Company accounts for excess and obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

Included in finished goods is approximately $162,000 in finished products related to our American Rebel branded beer lager as of December 31, 2024. This inventory is immediately available to the consumer and for distribution. As the beer product line commended during 2024, no such inventory existed as of December 31, 2023. For the year ended December 31, 2024, the Company wrote off approximately $180,000 of beer lager inventory, which corresponded to the initial brew of the product.

When inventory is physically disposed of, the Company accounts for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. The valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. There were no other material write-offs or inventory reserves during the years ended December 31, 2024 and 2023 other than what is described above with respect to our branded beer lager.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	December 31, 2024	December 31, 2023

Plant, property and equipment	$351,590	$353,885
Vehicles	413,555	435,153
	765,145	789,038
Less: Accumulated depreciation	(490,929)	(428,543)
Net property and equipment	$274,216	$360,495

For the years ended December 31, 2024 and 2023 we recognized $95,547 and $104,229 in depreciation expense, respectively.

NOTE 5 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

Employment Agreements

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $341,760 and $318,667 plus stock awards for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, approximately $338,000 and $0 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets.

Doug E. Grau serves as the Company’s President and Interim Principal Accounting Officer. Compensation for Mr. Grau was $277,680 and $186,456 plus stock awards for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, approximately $203,000 and $18,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets.

Both Messrs. Ross and Grau serve as the Company’s Chief Executive Officer and President, respectively. Compensation for both, Messrs. Ross and Grau, includes a base salary and a bonus based upon certain performance measures approved by the board of directors.

Corey Lambrecht serves as the Company’s Chief Operating Officer. Mr. Lambrecht and the Company entered into an employment agreement on November 20, 2023. Mr. Lambrecht’s employment agreement provides for an initial annual base salary of $260,000, which may be adjusted by the board of directors of the Company. Mr. Lambrecht at this time ceased being an independent director of the Company. Mr. Lambrecht earned approximately $277,680 and $10,025 for his services as an officer of the Company for the years ended December 31, 2024 and 2023, respectively, and $0 and $185,000 as an independent consultant for the Company for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, approximately $316,000 and $21,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets.

There were no new stock awards granted and issued to Messrs. Ross, Grau and Lambrecht during 2024 and 2023 apart from Series A Preferred Stock discussed below. Additionally, the aforementioned officers advanced the Company approximately $737,775 and $214,000 for the years ended December 31, 2024 and 2023, respectively, of which $447,716 and $74,664 were outstanding, respectively. The advances are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding.

Series A Convertible Preferred Stock

The Company, in connection with its employment agreements, as amended, reserved for the issuance of 62,500,000 shares of its common stock that are convertible under the Series A preferred stock conversion terms.

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. The Company on November 20, 2023 for Mr. Lambrecht recognized $625,000 as a total value for the share-award grant and $312,500 in compensation expense for the 4th quarter of 2023 for the share award grant and the common stock equivalents underlying that share award. For the year ended December 31, 2024 the Company recognized an additional $156,250 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 41,667 shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Mr. Ross’s amended employment agreement had an effective date of November 20, 2023.The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. On October 31, 2023, the Company recognized $1,250,000 as a total value for the share-award grant and recognized $250,000 in compensation expense for the 4th quarter of 2023 for the share award grant and the common stock equivalents underlying that share award. For the year ended December 31, 2024 the Company recognized an additional $250,000 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 an additional 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 44,444 of shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Mr. Grau’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. On October 31, 2023, the Company recognized $1,250,000 as a total value for the share-award grant and recognized $250,000 in compensation expense for the 4th quarter of 2023 for the share award grant and the common stock equivalents underlying that share award. For the year ended December 31, 2024 the Company recognized an additional $250,000 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 an additional 10,000 shares of Series A preferred stock vested for Mr. Grau, providing for a total of 44,444 of shares of common stock that Mr. Grau may convert his Series A preferred shares into at any time.

For the year ended December 31, 2024, 188 shares of Series A preferred stock were converted to common stock, totaling 3,760 shares of common stock in the accompanying consolidated statements of stockholders’ equity (deficit).

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

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. Stock-based compensation expense totaled $656,250 and $812,500 for the years ended December 31, 2024 and 2023, respectively, and primarily relates to the aforementioned Series A preferred stock awards.

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

Director’s Note

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note are to be utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of December 31, 2024, the note had not been repaid and remained outstanding, of which $400,000 is presented in the accompanying consolidated balance sheet within Loan – Director – related party, and the remaining $120,000 within accrued interest in the accompanying consolidated balance sheet.

NOTE 6 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America (“LOC”). The LOC accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at December 31, 2024 and December 31, 2023 for the Company was 7.25% and 7.48%, respectively), and is secured by all the assets of the Champion Entities. The LOC originally expired February 28, 2024, and was extended to April 30, 2024. The following table shows outstanding amounts due under the LOC:

	December 31, 2024	December 31, 2023
Line of credit from a financial institution.	$1,992,129	$1,456,929

Total recorded as a current liability	$1,992,129	$1,456,929

As of December 31, 2024 and 2023, the total balance due of $1,992,129 and $1,456,929, respectively, is reported as current as the LOC was to be repaid within one year, with subsequent drawdowns as needed by the Company. Upon inception the Company paid a one-time loan fee equal to 0.1% of the LOC amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus an additional 2.05% rate.

The balance at the maturity date was approximately $1.9 million, and access to the line of credit with Bank of America was terminated. The Company, through its wholly-owned subsidiary Champion, and Bank of America have continued meaningful dialogue and the Company is working with Bank of America regarding term loan repayment options for the original LOC.

On July 25, 2024, the Company received a notice of default and demand for payment from Bank of America regarding the Company’s Line of Credit. The Company is currently negotiating a forbearance or other cure to the default and a plan for repayment of the credit facility within 60 to 90 days with its assigned relationship manager at the bank. As discussed further in Note 15, Bank of America has filed a complaint in the Fourth Judicial District Court in and for Utah County, State of Utah (Case No. 250401345) against the Company and its subsidiaries.

NOTE 7 – NOTES PAYABLE – WORKING CAPITAL

The Company has several working capital loan agreements in place, which are described in detail below.

	December 31, 2024	December 31, 2023
Working capital loans with an irrevocable trust established in the state of Georgia, which assumed a previous loan held by a different limited liability company in the amount of $600,000 made on or about June 30, 2022. The two working capital loans are demand loans and accrue interest at 12% per annum with interest only payments that are due by the last day of the quarter. The 1st loan in the amount of $150,000 was due and payable on December 31, 2023 was partially repaid with the remaining $75,000 due on June 30, 2024, the 2nd loan in the amount of $300,000 is due and payable on June 30, 2024. The loan was repaid during the year with cash and issuance of common stock.	$-	$450,000
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $13,881.78 on June 30, 2024 with eight (8) additional payments of $13,881.78 on the 30th of each month following funding. The working capital loan is due and payable on February 28, 2025. The working capital loan has an effective interest rate of 18.8% without taking into account the 12% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1).	40,369	-
The Company has entered a number of working capital loan agreements structured as Revenue Interest Purchase Agreements (“revenue participation interest”, “RIP”). These working capital loans provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments ranging from $10,000 to $30,000 per month until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price during the initial period ranges from $70,313 to $562,500. The repurchase price of the loans increases to $75,938 to $607,500 after the initial period has passed. The repurchase price is reduced by any revenue payments paid by the Company to the lender prior the loan being paid in full. The Revenue Interest Purchase Agreement also required the Company to make payments commencing after June 1, 2024 ranging from 3.86% to 15.45% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately. Two of the RIP agreements converted a potion of the amount due to the Company’s Series D Preferred stock.	675,000	-
On November 11, 2024, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and Altbanq Lending LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($150,469.11) of a promissory note dated March 27, 2024 in the original principal amount of $1,330,000 (the “Note”), with a current balance payable of $1,229,350 (the “Note Balance”). Contemporaneously with assignment of the assigned note portion to the Purchaser, the Company exchanged the $150,469.11 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange. At any time during the ninety days after the initial closing, the Purchaser may purchase additional portions of the Note, at one or more closing, by sending an additional closing notice in the amount set forth in the additional note notice and the Company will exchange such additional portions for shares of its common stock.	1,078,881	-
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross. The working capital loan requires payments of $11,731 each for 62 weeks on the Friday following funding. The working capital loan was due and payable on December 27, 2024 with a final payment of $11,731.	-	500,000
Working capital loan agreement with a limited liability company domiciled in the state of New York. The working capital loan is secured by all the assets of the Company that is not secured by the first priority interest of the major financial institution line of credit facility as well as a personal guaranty by our Chief Executive Officer, Mr. Charles A Ross (Secured Loan #1). The working capital loan requires payments of $20,000 each for 64 weeks on the Friday following funding. The working capital loan was due and payable on July 5, 2024 with a final payment of $20,000.	-	494,410

	December 31, 2024	December 31, 2023
Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.	87,343	-
Working Capital loan agreement with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,347,000 which principal and interest (of $592,680) is due on June 30, 2025. Commencing December 2, 2024, the Company is required to make weekly payments of $64,656 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default.	1,347,000	-
On September 4, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). A one-time interest charge of 12% ($36,000) was applied to the Note upon issuance. Further, an original issue discount of $45,000, $75,436.02 was utilized to repay a June 2024 note with the Lender, commissions to a broker dealer of $8,000, and fees of $10,000 were applied on the issuance date, resulting in net loan proceeds to us of $161,563.98. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in eight payments; the first payment shall be in the amount of $37,333.33 and is due on September 30, 2024 with seven (7) subsequent payments each in the amount of $37,333.33 due on the last day of each month thereafter (a total payback to the Lender of $336,000.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender.Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. the Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	298,689	-
On August 8, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $179,400 (the “Note”). An original issue discount of $23,400 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $103,155 due on February 15, 2025, and remaining four payments of $25,788.75 due on the fifteenth day of each month thereafter (a total payback to the Lender of $206,310.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	179,400	-
On August 27, 2024 through September 16, 2024, the Company entered into four loan advances with an investor. The principle of the advances ranged from $30,000 to $115,000 and included fees ranging from $7,500 to $15,000. The advances are on demand terms.	260,000

	December 31, 2024	December 31, 2023
On October 4, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on October 30, 2024, and remaining eight payments due on the 30th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	97,812	-
On October 30, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, a Delaware limited partnership (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $420,000 (the “Note”). An original issue discount of $70,000 and commissions to a broker dealer of $28,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $322,000. Accrued, unpaid interest at the rate of 10% and outstanding principal, subject to adjustment, is required to be paid on or before December 31, 2024. In addition to the Note, the Company issued the Lender a five-year common stock purchase warrant to purchase up to 72,165 shares of Common Stock at $5.82 per share (the “Warrant”). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note (along with any interest, penalties, and all other amounts under the Note) into restricted shares of common stock of the Company at a discount of 20% of the market price. The Lender agreed to limit the amount of stock received to less than 9.99% of the total outstanding common stock. The Company agreed to reserve 600,000 shares of common stock, which may be issuable upon conversion of the Note.	441,000	-
On November 6, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on December 15, 2024, and remaining eight payments due on the 15th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	111,463

On November 11, 2024, the Company entered into a twelve-month promissory note with an accredited investor (the “Lender”) in the principal amount of $400,000 (the “Note”). An original issue discount of $80,000 was applied on the issuance date and was paid through the issuance of 26,756 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $320,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments of $52,571.43, with the first payment due on May 11, 2025, and remaining six payments due on the 11th day of each month thereafter (a total payback to the Lender of $368,000.01). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after 180 days from the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $2.94 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

	320,000	-
On December 13, 2024, the Company entered into a three-month promissory note with an accredited investor (the “Lender”) in the principal amount of $213,715 (the “Note”). An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in one lump sum payment of $155,625 on or before March 13, 2025. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $1.73 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	150,000	-
Less: note discount	(148,492)	-
Total recorded as a current liability	$4,938,465	$1,944,410

As of December 31, 2024 and 2023, the outstanding balance due on all of the working capital notes payable was $4,938,465 and $1,944,410, respectively.

Accrued interest was approximately $1.3 million and $0.1 million as of December 31, 2024 and 2023.

The Company evaluates its convertible notes for potential bifurcation of conversion options or otherwise separate accounting and measurement of notes at fair value. As of December 31, 2024, the Company recognized approximately $165,000 in incremental expense in remeasuring a portion of its convertible notes to fair value. This adjustment increased accrued interest and interest expense in the accompanying consolidated financial statements.

For the year ended December 31, 2024, the Company recognized a net loss on debt extinguishment totaling $1,422,307 for various working capital loan arrangements. Such loans were settled or otherwise exchanged through various mechanisms, including issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes. Loss on debt extinguishment totaled approximately $289,000, $923,000 and $210,000 through the issuance of Series D Preferred Stock, common stock and equivalents (pre-funded warrants) and convertible notes, respectively. Additionally, approximately $166,000 of incremental interest expense was recognized in 2024 through the issuance of Series D Preferred Stock for two RIP agreements. Because the loss on debt extinguishment represents a non-recurring measurement based on the fair value of financial instruments exchanged by the Company in settling such obligations, the following summarizes the approximate fair value of instruments issued by the Company as of the settlement dates:

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Series D Preferred Stock	$1,395,000	$-	$1,395,000	$-

Common stock and pre-funded warrants	$2,260,000	$875,000	$1,385,000	$-

Convertible notes	$407,000	$-	$407,000	$-

Level 2 fair value measurements in the table above were primarily measured through the Company’s publicly traded common stock price, which is an observable input in determining fair value. Convertible notes were valued on an as-converted basis at the time of settlement as conversion into common stock occurred shortly after.

As discussed further in Note 10, the gain on settlement of liability for the year ended December 31, 2023 primarily relates to common stock issued under the Company’s board compensation plan for its independent directors, the fair value measurement of which is a Level 1 input within the fair value hierarchy.

NOTE 8 – INTANGIBLE ASSETS

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

As part of its prior amended and restated filing for fiscal 2023, management performed a qualitative assessment of potential goodwill impairment and determined it was more likely than not that the fair value of its reporting unit (comprised by the Champion Entities) did not exceed its carrying value. In conjunction with this assessment, the Company also evaluated its separately identifiable intangible asset associated with the acquisition of the Champion Entities, concluding a trade name asset in the amount of $500,000 was required as of December 31, 2023. Accordingly, an aggregate goodwill and intangible asset impairment of $1,912,559 was recognized for the year ending December 31, 2023. This impairment charge includes additional consideration paid to Seller in 2023 in the amount of $325,000.

As of December 31, 2024 and 2023, the Company had intangible assets, representing a trade name subject to amortization over a 10-year life, of $450,000 and $500,000, respectively, directly related to the 2022 acquisition of the Champion Entities. Annual amortization expense related to trade name approximates $50,000.

The Company will review its trade name intangible asset for impairment periodically (based on indicators of impairment) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charge was recognized during the year ended December 31, 2024.

NOTE 9 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2024 and 2023 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

As of December 31, 2024 and 2023, the Company had approximately $64,393,753 and $46,789,389, respectively, in net operating loss carry forwards for federal income tax purposes, which may be carried forward indefinitely subject to annual usage limitations of 80% of taxable income. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2024, 2023 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 124,812 shares issued and outstanding of its Series A convertible preferred stock at December 31, 2024 and 2023, 350,000 shares authorized and 75,000 shares issued and outstanding of its Series B convertible preferred stock at December 31, 2024 and 2023, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock at December 31, 2024 and 2023, and 500,000 shares authorized and 198,444 shares issued and outstanding of its Series D convertible preferred stock at December 31, 2024 (no shares were issued and outstanding at December 31, 2023). At December 31, 2024 and 2023, there were 76,516 and 26,133 shares of common stock issued and outstanding, respectively.

The share numbers and pricing information in this report have been adjusted to reflect the effects of the following reverse stock splits, which occurred during 2023, 2024 and subsequent to December 31, 2024 prior to the issuance of the consolidated financial statements:

●	On June 27, 2023, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25.
●	On October 2, 2024, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-9.
●	On March 31, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25.

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

On June 27, 2023, the Company entered into a PIPE transaction with Armistice Capital for the purchase and sale of $2,993,850.63 of securities, consisting of (i) 318 shares of common stock at $983.25 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 2,733 shares of common stock (the “2023 Prefunded Warrant Shares”) at $983.25 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 3,051 shares of common stock at an initial exercise price of $954 per share and will expire five years from the date of issuance.

On August 21, 2023, 1,089 of the 2023 Prefunded Warrants were exercised. 1,089 shares of common stock were issued for a total payment of $2,450,000.

On September 8, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with Armistice Capital, the holders of existing common stock purchase warrants, to purchase shares of common stock of the Company. The existing common stock purchase warrants were issued on July 8, 2022 and June 28, 2023 and had an exercise price of $983.25 and $954, respectively per share.

Pursuant to the Inducement Letter, Armistice Capital agreed to exercise for cash their existing common stock purchase warrants to purchase an aggregate of 13,283 shares of the Company’s common stock at a reduced exercise price of $247.50 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”) to purchase up to 26,566 shares of the Company’s common stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of $3,287,555.70 from the exercise of the existing common stock purchase warrants by Armistice Capital. Armistice Capital received 2 New Warrants for each existing common stock purchase warrant exercised. No compensation or expense was recognized as the repricing of the existing common stock purchase warrants was in excess of the current market price of the Company’s common stock, and the New Warrants were not compensatory as well due to the market conditions. The Company issued 13,283 shares of the Company’s common stock, of which 9,964 shares of common stock are held in reserve by the Company’s transfer agent. Armistice Capital Fund Ltd. is limited to total ownership at one time to be no more than 9.99% of the Company’s issued and outstanding common stock. Armistice Capital took ownership and possession of 1,585 shares of common stock (September 21st) and 1,733 shares of common stock (September 12th), representing less than 9.99% ownership interest by Armistice Capital on such dates.

On September 8, 2023, 1,644 of the 2023 Prefunded Warrants were exercised. 1,644 shares of common stock were issued for a total payment of $3,700,000.

On September 19, 2023, the Company issued 28 shares of common stock pursuant to the Company’s 2021 LTIP equity plan. Under the 2021 LTIP equity plan 18 shares of common stock were issued to Mr. Ross and 10 shares of common stock were issued to Mr. Grau.

Additionally, on September 19, 2023, 17 shares of common stock were granted and issued to a vendor associated with one of the Company’s current working capital loans.

On September 20, 2023, the Company issued 107 shares of common stock pursuant to the Company’s board compensation plan for its independent directors. The Company recognized approximately $228,000 in gain on settlement of debt through the issuance of 107 shares of common stock to its independent directors on this date.

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

Stated Value. Each share of Series D Preferred Stock has an initial stated value of $7.50.

Conversion at Option of Holder. Each share of Series D Preferred Stock shall be convertible into shares of Common Stock at a fixed ratio of 1:5 (1 share of Series D Preferred Stock converts into 5 shares of Common Stock), at the option of the holder thereof, at any time following the issuance date of such share of Series D Preferred Stock at the Company’s office or any transfer agent for such stock. The conversion ratio shall not be adjusted for stock splits, stock dividends, recapitalizations or similar events.

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

Conversion of Revenue Interest Loan for Preferred Stock Series D and Potential Issuance of Common Stock Equivalents from the Conversion of Series D

On May 13, 2024 the Company and the holder of one of the Revenue Interest Loans entered into a settlement and conversion agreement (“Securities Exchange Agreement”), whereby the Company issued 133,334 shares of Series D convertible preferred stock as full satisfaction for the revenue participation interest agreement or loan. The Series D convertible preferred stock was purchased at $7.50 per share. Total loan balance and premium payment for inducement for this Revenue Interest Loan on the date of settlement and conversion was $1,000,005. The Series D convertible preferred stock is convertible at the option of the holder into common stock of the Company at a fixed price per share of $1.50 per share.

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

On July 10, 2024, the Company entered into a separately negotiated Conversion Agreement (the “Conversion Agreement”) with the Series D convertible preferred stock holder, pursuant to which the holder agreed to convert the 133,334 shares of Series D convertible preferred stock it held into 2,232,143 shares of common stock, par value $0.001 per share, of the Company. The shares of common stock underlying the Series D convertible preferred stock was reduced and repriced from $1.50 per share to $0.448 per share (which this price represents the closing price for the Company’s common stock on NASDAQ for the day immediately preceding the date of the Conversion Agreement).

Refer to Note 7 – Notes Payable – Working Capital, for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the year ended December 31, 2024.

For the year ended December 31, 2024, the Company settled certain operational liabilities, consisting of accounts payable originating during the year, through the issuance of Series D Preferred Stock and common stock. A total of 77,000 shares of Series D Preferred Stock were issued during 2024, resulting in expense of $594,650. Expenses recognized primarily correspond to marketing, promotional, general and administrative costs. Additionally, 20,000 shares of Series D Preferred Stock was issued during 2024 for marketing and promotional services to be rendered in fiscal 2025. In connection with the issuance, the Company recognized a prepaid asset totaling $178,000 as of December 31, 2024. For the year ended December 31, 2024, a total of 4,593 shares of common stock were issued totaling $503,135, of which $87,480 and $130,656 are included in prepaid assets and loss on debt extinguishment, respectively. The remainder was recognized as general and administrative expense.

NOTE 11 – WARRANTS AND OPTIONS

On June 27, 2023, the Company entered into a PIPE transaction with Armistice Capital for the purchase and sale of $2,993,851 of securities, consisting of (i) 318 shares of common stock at $983.25 per share, (ii) prefunded warrants (the “2023 Prefunded Warrants”) that are exercisable into 2,733 shares of common stock (the “2023 Prefunded Warrant Shares”) at $983.25 per Prefunded Warrant, and (iii) immediately exercisable warrants to purchase up to 3,051 shares of common stock at an initial exercise price of $954 per share and will expire five years from the date of issuance. The 3,051 warrants were repriced to $247.50 per share as part of the Inducement Letter and exercise terms with Armistice Capital.

On September 8, 2023, the Company, entered into an inducement offer letter agreement with Armistice Capital the holders of existing common stock purchase warrants to purchase shares of common stock of the Company. The existing common stock purchase warrants were issued on July 8, 2022 and June 28, 2023 and had an exercise price of $983.25 and $954, respectively per share.

Pursuant to the Inducement Letter, Armistice Capital agreed to exercise for cash their existing common stock purchase warrants to purchase an aggregate of 13,283 shares of the Company’s common stock at a reduced exercise price of $247.50 per share in consideration for the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), to purchase up to 26,566 shares of the Company’s common stock (the “New Warrant Shares”). The Company received aggregate gross proceeds of approximately $3,287,555.70 from the exercise of the existing common stock purchase warrants by Armistice Capital. Armistice Capital received 2 New Warrant for each existing common stock purchase warrant that they exercised. No compensation or expense was recognized as the repricing of the existing common stock purchase warrants was in excess of the current market price of the Company’s common stock, and the New Warrants were not compensatory as well due to the market conditions. The Company issued 13,283 shares of the Company’s common stock, of which 9,964 shares of common stock are held in reserve by the Company’s transfer agent. Armistice Capital Fund Ltd. is limited to total ownership at one time to be no more than 9.99% of the Company’s issued and outstanding common stock. Armistice Capital took ownership and possession of 1,585 shares of common stock (September 21st) and 1,733 shares of common stock (September 12th), representing less than 9.99% ownership interest by Armistice Capital on such dates. The common stock purchase warrants that were induced into being exercised were all held by Armistice Capital and consisted of the July 12, 2022 immediately exercisable warrants with an exercise price of $4,837.50, the additional issuance of warrants to Armistice Capital that contractually were part of the July 12, 2022 issuance but were triggered by the June 27, 2023 offering that occurred with Armistice Capital and resulting in an additional 6,068 immediately exercisable warrants with an exercise price of $4,837.50, along with 3,051 immediately exercisable warrants with an exercise price of $954 that were issued on June 27, 2023.

On August 21, 2023 1,089 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $2,450.00, 1,089 shares of common stock were issued. On September 8, 2023, 1,644 of the 2023 Prefunded Warrants were exercised. Along with an exercise notice and payment totaling $3,700.00, 1,644 shares of common stock were issued. A total of 2,733 2023 Prefunded Warrants were exercised along with 3,319 warrants per the Inducement Letter.

Along with the Prefunded Warrants the previous year’s PIPE investors were issued immediately exercisable warrants to purchase up to 4,164 shares of the Company’s common stock with an exercise price of $21.50 per share expiring five years from the date of issuance, or July 11, 2027. Each Prefunded Warrant and share of common stock issued in the PIPE transaction received two warrants that were exercisable at $4,837.50 per share with a five-year expiry. None of these warrants have been exercised by the holders. These warrants were repriced to $247.50 per share as part of the Inducement Letter and exercise agreement by and between Armistice Capital and the Company.

On October 23, 2024, the Company issued 2,280 shares of common stock and 19,440 pre-funded warrants as settlement of a RIP originating during 2024. In connection with the settlement, the Company recognized a loss on debt extinguishment totaling approximately $722,000. Refer to Note 7 – Notes Payable – Working Capital, for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the year ended December 31, 2024. Subsequent to the settlement, the holder exercised 8,033 pre-funded warrants into common stock during the year ended December 31, 2024.

As of December 31, 2024, there were 46,716 warrants issued and outstanding to acquire additional shares of common stock. As of December 31, 2023, there were 27,275 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at December 31, 2024 and 2023. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	December 31, 2024	December 31, 2023

Stock Price	$71.50	$69.75
Exercise Price	$0.25	$247.50
Term (expected in years)	3.0	4.7
Volatility	78.51%	31.84%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	4.03%	4.79%

Stock Purchase Warrants

The following table summarizes all warrant activity for the years ended December 31, 2024 and 2023.

	Shares	Weighted- Average Exercise Price Per Share		Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2022	4,873	$6,862.50		3.50 years	-
Granted Prefunded Warrants	2,733	$983.25		4.00 years	-
Granted in PIPE transaction	3,051	$954.00	*	4.00 years
Granted pursuant to repricing transaction	6,068	$247.50	*	3.00 years
Granted pursuant to Inducement Agreement – New Warrants	26,566	$247.50		4.00 years
Exercised	(16,016)	$198		4.00 years	-
Expired	-	-		-	-
Outstanding and Exercisable at December 31, 2023	27,275	$708.75		3.70 years	-
Granted Prefunded Warrants	22,328	$68.75		3.00 years	-
Exercised	(8,033)	$-		-	-
Expired	-	-		-	-
Outstanding and Exercisable at December 31, 2024	41,570	$439.95		3.40 years	-

*	Pursuant to the Inducement Agreement the following warrants were repriced with an exercise price of $247.50 per warrant.

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

Rent expense for operating leases totaled approximately $469,000 and $871,000 for the years ended December 31, 2024 and 2023, respectively. These amounts are included in our consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31, 2024	December 31, 2023
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$2,909,213	$1,244,496
Right-of-use lease liability, current	Other current liabilities	$661,857	$669,002
Right-of-use lease liability, long-term	Right-of-use operating lease liability	$2,372,190	$602,278

As of December 31, 2024, weighted-average remaining lease term and discount rate were as follows:

December 31, 2024
Weighted Average Remaining Lease Term:
Operating leases	2.1 years
Weighted Average Discount Rate:
Operating leases	12.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025	$1,072,265
2026	1,016,618
2027	870,185
2028	520,241
2029	278,328
Thereafter	-
Total future minimum lease payments, undiscounted	3,757,637
Less: Imputed interest	(723,590)
Present value of future minimum lease payments	$3,034,047

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the years ended December 31, 2024 and 2023, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

As reported by the Company in the Form 8-K dated August 7, 2024, during February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America. The credit facility is secured by all the assets of the Company’s Champion subsidiaries and guaranteed by the Company, the Champion subsidiaries and the Company’s CEO. The Line of Credit expired on February 28, 2024, but the Company and Champion Safe Company have been actively working with the bank to extend or modify the credit facility. Despite being current on all payments under the credit facility and actively working with the bank for a long-term solution to repay the credit facility, on July 25, 2024, Champion Safe Company received a notice of default and demand for payment from the bank. On March 21, 2025, Bank of America filed a complaint in the Fourth Judicial District Court in and for Utah County, State of Utah (Case No. 250401345) against the Company and its subsidiaries (Champion Safe Company, Inc., American Rebel, Inc., Superior Safe Co., L.L.C. and Safe Guard Security Products LC) alleging four causes of action related to the credit facility: (i) Breach of the Loan Documents – Champion Safe; (ii) Breach of the Loan Documents – Guarantors (the Company, American Rebel, Inc., Superior Safe Co., L.L.C. and Safe Guard Security Products LC); (iii) Breach of the Implied Covenant of Good Faith and Fair Dealing – all parties; and (iv) Unjust Enrichment – Champion Safe. The Company plans to defend the complaint, while continuing to work with Bank of American on a settlement.

Contractual Obligations

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of December 31, 2024 and 2023, there were no outstanding letters of credit issued during the normal course of business. These letters of credit could reduce the Company’s available borrowings. During the year ended December 31, 2024 the Company continues to hold a line of credit with a major financial institution. The amount due on the line of credit as of December 31, 2024 was $1,992,129. The Company is currently not in compliance with its terms and covenants.

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

On November 22, 2024, the Company received a notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the Company is not in compliance with Nasdaq Listing Rules which require timely filing of periodic reports with the SEC. Pursuant to the Nasdaq Listing Rules, the Company has until January 21, 2025 to submit a plan to regain compliance. If the plan is accepted, an extension may be granted of up to 180 calendar days from the due date of the Initial Delinquent Filing, or May 19, 2025, to regain compliance. The Company submitted a compliance plan on January 20, 2025 and filed its Form 10-Q for the quarter ended September 30, 2204 on February 7, 2025. On February 10, 2025, the Company received a written notification from the Staff indicating that the Company had regained compliance with the periodic filing requirement under Nasdaq Listing Rules.

On February 19, 2025, the Company received a notification letter Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) because the stockholders’ equity of the Company as of September 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2025, was below the minimum requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). The Notification Letter has no immediate effect on the Company’s continued listing on the Nasdaq Capital Market, subject to the Company’s compliance with the other continued listing requirements. Pursuant to Nasdaq’s Listing Rules, the Company has 45 calendar days (until April 7, 2025), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company intends to submit a Compliance Plan within the required time, although there can be no assurance that the Compliance Plan will be accepted by Nasdaq. If the Compliance Plan is accepted by Nasdaq, the Company will be granted an extension of up to 180 calendar days from February 19, 2025 to evidence compliance with the Rule. In the event the Compliance Plan is not accepted by Nasdaq, or in the event the Compliance Plan is accepted but the Company fails to evidence compliance within the extension period, the Company will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing. The Company submitted the Compliance Plan on April 7, 2025, will continue to monitor its stockholders’ equity and, if appropriate, consider further available options to evidence compliance with the Stockholders’ Equity Requirement.

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

NOTE 14 – SEGMENT REPORTING

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance.

The Company views its operations and manages its business as one operating segment engaged in patriotic goods comprised of safes, soft goods, and beer. The Company’s Chief Executive Officer, as the CODM, regularly reviews the entity-wide financial and operational performance as a single unit. No financial information is disaggregated into separate lines of business. The CODM makes resource allocation and business process decisions regarding the overall level of resources available and how to best deploy the resources.

The single segment’s principal measure of segment profit and loss is consolidated revenue, gross margin, and total operating expenses. The CODM considers actual and forecasted numbers when evaluating performance.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2024 through the date the financial statements were issued and determined that there were the following subsequent events.

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

As previously disclosed in a Current Report on Form 8-K dated November 27, 2024, on November 22, 2024, the Company received a Notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the Company was not in compliance with Nasdaq Listing Rules, which require timely filing of periodic reports with the SEC. Pursuant to the Nasdaq Listing Rules, the Company had until January 21, 2025 to submit a plan to regain compliance. The Company submitted a plan before such date and subsequently filed its Form 10-Q for the quarter ended September 30, 2024 on February 7, 2025. On February 10, 2025, the Company received a written notification from the Staff indicating that the Company had regained compliance with the periodic filing requirement under Nasdaq Listing Rules.

On February 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $155,250 (the “Note”). An original issue discount of $20,250 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $129,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $89,268.50 due on August 15, 2025, and remaining four payments of $22,317.13 due on the fifteenth day of each month thereafter (a total payback to the Lender of $178,537.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.

As previously disclosed in the Form 8-K dated November 13, 2024, on November 11, 2024, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and Altbanq Lending LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($150,469.11) of a promissory note dated March 27, 2024 in the original principal amount of $1,330,000 (the “Note”), with a current balance payable of $1,229,350 (the “Note Balance”). Contemporaneously with assignment of the assigned note portion to the Purchaser, the Company exchanged the $150,469.11 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange. In December of 2024, the Purchaser cancelled the exchange and the Seller returned the $150,469.11 to the Purchaser. The 78,615 shares of common stock were issued and subsequently cancelled. These shares were issued, but were never delivered to Purchaser. On February 19, 2025, the Purchaser, the Seller and the Company entered into an amendment to the Purchase and Exchange Agreement (the “Amendment”), which extends the time for the Purchaser to purchase additional portions of the Note from the Seller. On February 20, 2025, the Purchaser sent the Company a closing notice for the exchange of $55,423.57 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange.

On March 3, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $94,300 (the “Note”). An original issue discount of $12,300 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $75,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $54,222.50 due on August 30, 2025, and remaining four payments of $13,555.63 due on the thirtieth day of each month thereafter (a total payback to the Lender of $108,445.00).

On March 5, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fourth closing notice for the exchange of $55,000 of assigned note portion for 208,333 shares of the Company’s common stock. On March 6, 2025, Silverback Capital Corporation (“SCC”), pursuant to the Settlement Agreement and Stipulation with the Company dated December 26, 2024, requested the issuance of 80,000 shares of Common Stock to SCC, representing a payment of approximately $47,655. On March 7, 2025, SCC requested the issuance of 185,000 shares of Common Stock to SCC, representing a payment of approximately $48,978.75. On March 10, 2025, SCC requested the issuance of 190,000 shares of Common Stock to SCC, representing a payment of approximately $43,335.20. On March 12, 2025, SCC requested the issuance of 279,000 shares of Common Stock to SCC, representing a payment of approximately $63,006.57. On March 13, 2025, SCC requested the issuance of 290,000 shares of Common Stock to SCC, representing a payment of approximately $47,818.10. On March 14, 2025, SCC requested the issuance of 305,000 shares of Common Stock to SCC, representing a payment of approximately $46,558.25. On March 17, 2025, SCC requested the issuance of 320,000 shares of Common Stock to SCC, representing a payment of approximately $48,457.60. On March 18, 2025, SCC requested the issuance of 330,000 shares of Common Stock to SCC, representing a payment of approximately $49,971.90. On March 10, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fifth closing notice for the exchange of $50,000 of assigned note portion for 218,055 shares of the Company’s common stock. On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a sixth closing notice for the exchange of $50,000 of assigned note portion for 218,055 shares of the Company’s common stock. On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventh closing notice for the exchange of $50,000 of assigned note portion for 218,055 shares of the Company’s common stock. On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a eighth closing notice for the exchange of $50,000 of assigned note portion for 218,055 shares of the Company’s common stock. On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a ninth closing notice for the exchange of $65,000 of assigned note portion for 283,471 shares of the Company’s common stock. On March 13, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a tenth closing notice for the exchange of $50,000 of assigned note portion for 307,220 shares of the Company’s common stock. On March 17, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a sixth closing notice for the exchange of $50,000 of assigned note portion for 307,220 shares of the Company’s common stock. On March 18, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a sixth closing notice for the exchange of $50,000 of assigned note portion for 330,033 shares of the Company’s common stock.

As reported by the Company in the Form 8-K dated August 7, 2024, during February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America. The credit facility is secured by all the assets of the Company’s Champion subsidiaries and guaranteed by the Company, the Champion subsidiaries and the Company’s CEO. The Line of Credit expired on February 28, 2024, but the Company and Champion Safe Company have been actively working with the bank to extend or modify the credit facility. Despite being current on all payments under the credit facility and actively working with the bank for a long-term solution to repay the credit facility, on July 25, 2024, Champion Safe Company received a notice of default and demand for payment from the bank. On March 21, 2025, Bank of America filed a complaint in the Fourth Judicial District Court in and for Utah County, State of Utah (Case No. 250401345) against the Company and its subsidiaries (Champion Safe Company, Inc., American Rebel, Inc., Superior Safe Co., L.L.C. and Safe Guard Security Products LC) alleging four causes of action related to the credit facility: (i) Breach of the Loan Documents – Champion Safe; (ii) Breach of the Loan Documents – Guarantors (the Company, American Rebel, Inc., Superior Safe Co., L.L.C. and Safe Guard Security Products LC); (iii) Breach of the Implied Covenant of Good Faith and Fair Dealing – all parties; and (iv) Unjust Enrichment – Champion Safe. The Company plans to defend the complaint, while continuing to work with Bank of America on a settlement.

On March 19, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a thirteenth closing notice for the exchange of $50,000 of assigned note portion for 330,033 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a fourteenth closing notice for the exchange of $50,000 of assigned note portion for 388,199 shares of the Company’s common stock. On March 19, 2025, Silverback Capital Corporation (“SCC”), pursuant to the Settlement Agreement and Stipulation with the Company dated December 26, 2024, requested the issuance of 340,000 shares of Common Stock to SCC, representing a payment of approximately $51,486.20. On March 20, 2025, SCC requested the issuance of 350,000 shares of Common Stock to SCC, representing a payment of approximately $42,605.50. On March 21, 2025, SCC requested the issuance of 528,000 shares of Common Stock to SCC, representing a payment of approximately $59,400. On March 24, 2025, SCC requested the issuance of 542,000 shares of Common Stock to SCC, representing a payment of approximately $45,219.06. On March 24, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fifteenth closing notice for the exchange of $35,000 of assigned note portion for 421,687 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a sixteenth closing notice for the exchange of $35,000 of assigned note portion for 421,687 shares of the Company’s common stock. On March 25, 2025, SCC requested the issuance of 580,000 shares of Common Stock to SCC, representing a payment of approximately $45,240. On March 26, 2025, SCC requested the issuance of 610,000 shares of Common Stock to SCC, representing a payment of approximately $45,750.

On March 31, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25. The share numbers and pricing information in this report are adjusted to reflect the reverse stock split for the 2024 and 2023 comparative periods presented.

On April 4, 2025, the Company entered into definitive agreements for the purchase and sale of an aggregate of 724,640 shares of common stock (or pre-funded warrant in lieu thereof), Series A warrants to purchase up to 724,640 shares of common stock and short-term Series B warrants to purchase up to 2,173,920 shares of common stock at a purchase price of $3.45 per share of common stock (or per pre-funded warrant in lieu thereof) and accompanying warrants in a private placement priced at-the-market under Nasdaq rules. The Series A warrants and the short-term Series B warrants will have an exercise price of $2.95 per share and will be exercisable immediately upon issuance. The Series A warrants will expire five years from the date of issuance and the short-term Series B warrants will expire eighteen months from the date issuance. The private placement has not closed as of the date of these financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

49

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

50

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

51

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

On November 18, 2024, the Company, and two of its subsidiaries (American Rebel, Inc. and Champion Safe Company, Inc.) entered into a subordinated business loan and security agreement (“Loan”) with Agile Lending, LLC and Agile Capital Funding, LLC as collateral agent, which provides for a term loan in the amount of $1,347,000 which principal and interest (of $592,680) is due on June 23, 2025. Commencing December 2, 2024, the Company is required to make weekly payments of $64,656 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $64,125 was paid on the loan and $1,282,875 was utilized to repay the July 8, 2024 loan to Agile. A default interest rate of 5% will become effective upon the occurrence of an event of default. In connection with the loan, Agile was issued a subordinated secured promissory note, dated November 18, 2024, in the principal amount of $1,347,000 which note is secured by all of the Borrower’s assets, including receivables, subject to certain outstanding liens and agreements. The foregoing description of the Loan is not complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.56 to this Annual Report on Form 10-K and is incorporated herein by reference.

Subsequent Events after Year-End

On March 26, 2024, we entered into an agreement to purchase two additional primary sponsorships for the 2025 NHRA Tony Stewart Racing Nitro team racing season. The price for the sale/transfer was $350,000 and was paid through the issuance of 46,667 shares of our Series D Convertible Preferred Stock. A copy of the purchase agreement is attached hereto as Exhibit 10.66.

On March 27, 2025, the Company issued a press release titled “American Rebel Expands its Successful Sponsorship for 2025 with Tony Stewart Racing (TSR) in NHRA Mission Foods Drag Racing Series.” A copy of the press release is furnished herewith as Exhibit 99.1 to this Annual Report.

On March 28, 2025, the Company issued a press release titled “American Rebel Launches Nationwide Ad Campaign on March 31 with 30 Second TV Spot, Complemented by Digital Media Across Leading Websites, to Increase Exposure of the Company and its Products to Millions of Viewers.” A copy of the press release is furnished herewith as Exhibit 99.2 to this Annual Report.

On April 2, 2025, Company’s board of directors approved the establishment of a 2025 Stock Incentive Plan (the “SIP”). The SIP is intended to enable the Company to continue to attract able employees and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for growth of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the SIP pursuant to past or future awards of Restricted Shares, Shares underlying the conversion of currently outstanding preferred stock issued for services or Options will be limited to 500,000 shares of Common Stock. The number of shares of Common Stock that are the subject of awards under the SIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the SIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the SIP and will not again be available for issuance under the SIP. A copy of the SIP is attached hereto as Exhibit 10.67.

On April 2, 2025, the Company issued a press release titled “American Rebel CEO Andy Ross to Appear on South Florida Television Morning Shows on NBC-TV Channel 5 West Palm Beach and 39 WSFL - Home of the Florida Panthers.” A copy of the press release is furnished herewith as Exhibit 99.3 to this Annual Report.

On April 2, 2025, the Company entered into a second Settlement Agreement and Stipulation (the “ Second Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $4,690,773.09 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price of $2.92. SCC has agreed that it will not become the beneficial owner of more than 9.99% of common stock of the Company at any point in time. Further, the Second Settlement Agreement provides that Settlement Shares may not be issued to SCC if such issuance would exceed 19.9% of the outstanding common stock as of the date of the Second Settlement Agreement, until such time as the Second Settlement Agreement is approved by the Company’s stockholders. The Company agreed to issue SCC 2,800 shares of Common Stock as a settlement fee. The Second Settlement Agreement and the issuance of the Settlement Shares is anticipated to be submitted for approval by a Circuit Court of the Twelfth Judicial Circuit Court for Manatee County, Florida (the “Court”) pursuant to 3(a)(10) within thirty (30) days of the date of the Second Settlement Agreement. The foregoing description of the Second Settlement Agreement and of all of the parties’ rights and obligations under the Second Settlement Agreement are qualified in its entirety by reference to the Second Settlement Agreement, a copy of which is filed as Exhibit 10.1 to this Annual Report on Form 10-K, and of which is incorporated herein by reference.

On April 3, 2025, the Company issued a press release titled “American Rebel Holdings, Inc. (NASDAQ: AREB) Invites Patriotic Investors, Fans, and Beer Enthusiasts to Celebrate Freedom with a New Video Release Highlighting the American Rebel Story.” A copy of the press release is furnished herewith as Exhibit 99.4 to this Annual Report.

On April 4, 2025, the Company entered into definitive agreements for the purchase and sale of an aggregate of 724,640 shares of common stock (or pre-funded warrant in lieu thereof), series A warrants to purchase up to 724,640 shares of common stock and short-term series B warrants to purchase up to 2,173,920 shares of common stock at a purchase price of $3.45 per share of common stock (or per pre-funded warrant in lieu thereof) and accompanying warrants in a private placement priced at-the-market under Nasdaq rules. The series A warrants and the short-term series B warrants will have an exercise price of $2.95 per share and will be exercisable immediately upon issuance. The series A warrants will expire five years from the date of issuance and the short-term series B warrants will expire eighteen months from the date issuance. The private placement is expected to close on or about April 7, 2025, subject to the satisfaction of customary closing conditions. The press release disclosing the private placement is attached and furnished hereto as Exhibit 99.5.

On April 4, 2025, the Company entered into a conversion agreement with a current noteholder, whereby the noteholder agreed to convert all $617,100 of the principal amount owed under its OID Note dated January 10, 2025 into 82,280 shares of Series D Convertible Preferred Stock. A copy of the conversion agreement is attached hereto as Exhibit 10.69.

On April 7, 2025, the Company issued a press release titled “American Rebel Holdings Issues Corporate Update Highlighting Recent Key Milestones and Strategic Growth Initiatives.” A copy of the press release is furnished herewith as Exhibit 99.6 to this Annual Report.

On April 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $182,275 (the “Note”). An original issue discount of $23,775 and fees of $8,500 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $20,779.30 due on May 15, 2025, and remaining nine payments in the same amount due on the fifteenth day of each month thereafter (a total payback to the Lender of $207,793.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. The foregoing descriptions of the Note and the Securities Purchase Agreement and of all of the parties’ rights and obligations under the Note and the Securities Purchase Agreement are qualified in its entirety by reference to the Note and the Securities Purchase Agreement, copies of which are filed as Exhibits 10.70 and 10.71 respectively to this Current Report on Form 8-K, and of which are incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of American Rebel Holdings, Inc. as of December 31, 2024.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Executive Officers
Charles A. Ross, Jr.	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	58	June 9, 2016

Doug E. Grau	President, Interim Principal Accounting Officer	62	February 12, 2020

Corey Lambrecht	Chief Operating Officer and Director	55	February 12, 2020

Non-Employee Directors

Michael Dean Smith	Director	54	February 8, 2022

C. Stephen Cochennet	Director	67	May 9, 2023

Larry Sinks	Director	61	November 20, 2023

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

Corey Lambrecht, Chief Operating Officer and Director

Mr. Lambrecht has served as a director since February, 2020 and was appointed as our Chief Operating Officer in November, 2023. Mr. Lambrecht is a 20+ year public company executive with broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing, interactive technology services in addition to holding various public company executive roles with responsibilities including day-to-day business operations, management, capital raising, board communication as well as investor relations. He is a Certified Director from the UCLA Anderson Graduate School of Management accredited Directors program. From 2007 through 2023 he was an independent director of Orbital Infrastructure Group, Inc., a former Nasdaq listed company. Mr. Lambrecht served on the Board of HippoFi, Inc. (OTC: ORHB) from July 2016 through December 2019. On January, 2020, Mr. Lambrecht was appointed to serve as the Chief Financial Officer of Singlepoint Inc. (CBOE: SING) which he currently serves in as well as his roles with the Company. Mr. Lambrecht previously served as a board member for Lifestyle Wireless, Inc. which, in 2012 merged with Singlepoint. In December 2011 he joined the board of directors of Guardian 8 Holdings, a leading non-lethal security product company, serving in this role until early 2016. He most recently served as the President and Chief Operating Officer of Earth911 Inc., a subsidiary of Infinity Resources Holdings Company (an OTCMarkets listed company, OTC: IRHC) from January 2010 through July 2013.

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

CORPORATE GOVERNANCE

Concurrent with our February 2022 public offering and uplisting to Nasdaq Capital Markets, we made significant corporate governance changes, which are set forth below. All three independent directors (Larry Sinks, Michael Dean Smith and C. Stephen Cochennet) have maintained their respective roles as members of the board of directors for the year ended December 31, 2024 and through the date of this Annual Report.

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

Board Diversity Matrix (As of December 31, 2024)

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

Communication with our Board

Although the Company does not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at American Rebel Holdings, Inc., at 5115 Maryland Way, Suite 303, Brentwood, Tennessee, Attention: Corporate Secretary. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Director Nominations

As of December 31, 2024, we did not make any material changes to the procedures by which our stockholders may recommend nominees to our Board. In January of 2024, the Company and its stockholders approved the election and continuation of the then current board members until the next annual stockholders meeting. In April of 2023, Mr. Yonika resigned as a member of the board of directors and its committees. In May of 2023, this vacancy on the board of directors was filled by the appointment of C. Stephen Cochennet as a member of the Board and its committees. In November of 2023, Mr. Grau resigned as a member of the board of directors and this vacancy was filled by the appointment of Larry Sinks as a member of the Board and its committees.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board of directors or the compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

During 2024 and 2023, the compensation committee of the board of directors was solely responsible for establishing and administering our executive and director compensation plans.

Executive Compensation

The following table sets forth the compensation we paid to our current executive officer(s) during the fiscal years ended December 31, 2024 and 2023, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary		Bonus	Stock Awards		All Other Compensation	Total
principal position	Year	($)		($)	($)		($)	($)
(a)	(b)	(c)		(d)	(e)		(i)	(j)
Charles A. Ross, Jr. (1)	2024	341,760	(2)	256,320	-		-	598,080
Chief Executive Officer	2023	228,667		90,000	1,250,000	(3)	-	1,568,667

Doug E. Grau(4)	2024	277,680	(5)	-	-		-	277,680
President	2023	124,456		60,000	1,250,000	(6)	-	1,434,456

Corey Lambrecht(7)	2024	277,680	(8)	208,260	-		-	485,940
Chief Operating Officer	2023	10,000		-	625,000	(9)	-	635,000

(1)	On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Ross, with a base annual salary of $180,000. In 2023 the employment agreement was amended to extend the termination date to December 31, 2026 and increase Mr. Ross’ salary to $325,000 per year, and allows for annual increases not to be less than the year-over-year increase in the U.S. Consumer Price Index, which is reflected above.

(2)	Includes $111,788.01 of accrued salary as of December 31, 2024.
(3)	Deemed value of 40,634 shares of common stock authorized for issuance on December 30, 2023 pursuant to the LTIP. In addition, deemed value of the Equity Awards materially modified during the year ended December 31, 2023 of previously issued 50,000 shares of Series A preferred stock; the Series A preferred stock had its rights modified on October 31, 2023 allowing for the conversion into 25,000,000 common stock equivalent shares. We initially have recognized $1,250,000 as a charge due to the modification of the share-award grant on October 31, 2023 (the modification date). We valued the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for our publicly traded stock at the time of modification of the terms of the Series A preferred stock for Mr. Ross’s shares was $0.05. We believe that Mr. Ross will have performed all of the necessary performance measures of his employment, thereby placing none of the Series A preferred stock and its common stock equivalents at risk of forfeiture.
(4)	On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Grau, with a base annual salary of $120,000. In 2023 the employment agreement was amended to extend the termination date to December 31, 2026 and increase Mr. Grau’s salary to $265,000 per year, and allows for annual increases not to be less than the year-over-year increase in the U.S. Consumer Price Index, which is reflected above.
(5)	Includes $248,224.01 of accrued salary as of December 31, 2024.
(6)	Deemed value of 27,089 shares of common stock authorized for issuance on December 30, 2023 pursuant to the LTIP. In addition, deemed value of the Equity Awards materially modified during the fiscal year Ending December 31, 2023 of previously issued 50,000 shares of Series A preferred stock; the Series A preferred stock had its rights modified on October 31, 2023 allowing for the conversion into 25,000,000 common stock equivalent shares. We initially have recognized $1,250,000 as a charge due to the modification of the share-award grant on October 31, 2023 (the modification date). We valued the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for our publicly traded stock at the time of modification of the terms of the Series A preferred stock for Mr. Grau’s shares was $0.05. We believe that Mr. Grau will have performed all of the necessary performance measures of his employment, thereby placing none of the Series A preferred stock and its common stock equivalents at risk of forfeiture.
(7)	On November 20, 2023, the Company entered into a three-year employment agreement with Mr. Lambrecht, with an annual base salary of $260,000, and allows for annual increases not to be less than the year-over-year increase in the U.S. Consumer Price Index, which is reflected above. Prior to becoming an executive officer, Mr. Lambrecht served as the Company’s lead independent director and was compensated as set forth below under Director Compensation.
(8)	Includes $220,197.89 of accrued salary as of December 31, 2024.
(9)	Deemed value of the 25,000 shares of Series A preferred stock convertible into 12,500,000 common stock equivalent shares issued to Mr. Lambrecht on November 20, 2023. We initially recognized $625,000 as a charge for the share-award grant. We valued the shares granted and earned out, as well as the additional shares granted but not earned out in accordance with ASC 718 and employee share-awards. Market value for our publicly traded stock at the time of grant for Mr. Lambrecht’s shares was $0.05. We believe that Mr. Lambrecht will have performed all of the necessary performance measures of his employment, thereby placing none of the Series A preferred stock and its common stock equivalents at risk of forfeiture.

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

Mr. Ross’ employment agreement provides for an initial annual base salary of $180,000, which may be adjusted by the Board of the Company. As of the date of this Annual Report Mr. Ross’ annual base salary is $351,329.

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

Mr. Grau’s employment agreement provides for an initial annual base salary of $120,000, which may be adjusted by the Board of the Company. As of the date of this Annual Report Mr. Grau’s annual base salary is $277,680.

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

The above description of Mr. Lambrecht’s employment agreement is qualified in its entirety by reference to the full text of that agreement, a copy of which was attached as Exhibit 10.2 to the Form 8-K filed on November 24, 2023. As of the date of this Annual Report Mr. Lambrecht’s annual base salary is $285,455.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the years ended December 31, 2024 and 2023.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2024.

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

The following table sets forth summary compensation information for the year ended December 31, 2024 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
Michael Dean Smith	$-	$-	$-	$60,000	(1) (2)	$60,000

C. Stephen Cochennet	$-	$-	$-	$60,000	(1) (3)	$60,000

Larry Sinks	$-	$-	$-	$60,000	(1) (4)	$60,000

(1)	For the year ended December 31, 2024, our non-employee directors were eligible for the payment of $60,000 per year as a non-employee director fee for their services.
(2)	As of December 31, 2024, Mr. Smith had $90,000 in accrued board fees and $33,000 in meeting and other fees.
(3)	As of December 31, 2024, Mr. Cochennet had $90,000 in accrued board fees and $19,875 in meeting and other fees.
(4)	As of December 31, 2024, Mr. Sinks had $70,000 in accrued board fees and $33,000 in meeting and other fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Long-Term Incentive Plans and Awards

On January 1, 2021, our Board approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain common stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2024, up to 23,520 shares of common stock were available for participants under the LTIP. For fiscal year 2025, up to 7,652 shares of common stock are available for participants under the LTIP. The number of shares of common stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. We did not grant or issue any shares of common stock under the LTIP for fiscal year 2024.

On April 2, 2025, Company’s board of directors approved the establishment of a 2025 Stock Incentive Plan (the “SIP”). The SIP is intended to enable the Company to continue to attract able employees and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for growth of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the SIP pursuant to past or future awards of Restricted Shares, Shares underlying the conversion of currently outstanding preferred stock issued for services or Options will be limited to 500,000 shares of Common Stock. The number of shares of Common Stock that are the subject of awards under the SIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the SIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the SIP and will not again be available for issuance under the SIP. A copy of the SIP is attached hereto as Exhibit 10.67.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 2, 2025 or exercisable within the next 60 days thereafter, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Common Stock Outstanding(2)
Officers and Directors
Charles A. Ross, Jr., Chief Executive Officer, Chairman, principal executive officer, secretary, treasurer(3)	9,956,100	93.56%

Doug E. Grau, President, Interim Chief Financial Officer, principal financial officer and principal accounting officer(4)	10,000,100	93.58%

Corey Lambrecht, Chief Operating Officer and director(5)	9,325,100	93.15%

Michael Dean Smith, director	100	0.01%

C. Stephen Cochennet, director	100	0.01%

Larry Sinks, director	-	0.00%

Directors and executive officers as a group (6 Persons)	29,281,500	97.71%

* Less than 0.01%

(1)	Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 5115 Maryland Way, Ste. 303, Brentwood, Tennessee 37027.

(2)	Percentage is based upon 685,672 shares of Common Stock authorized and outstanding and adjusted as needed for derivative securities held by such stockholders. Figures are rounded to the nearest hundredth of a percent.

(3)	Includes 19,912 shares of Series A Preferred Stock, which is currently convertible into 9,956,000 shares of Common Stock at the option of the holder. Does not include an additional 30,000 shares of Series A Preferred stock, which are convertible, equally every year starting on January 1, 2026 and for two additional years, into shares of Common Stock at a rate of 500 to 1. Further, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote.

(4)

Includes 20,000 shares of Series A Preferred Stock, which is currently convertible into 10,000,000 shares of Common Stock at the option of the holder. Does not include an additional 30,000 shares of Series A Preferred stock, which are convertible, equally every year starting on January 1, 2026 and for two additional years, into shares of Common Stock at a rate of 500 to 1. Further, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote.

(5)	Includes 18,650 shares of Series A Preferred Stock, which is currently convertible into 9,325,000 shares of Common Stock at the option of the holder. Does not include an additional 6,250 shares of Series A Preferred stock, which are convertible, commencing on January 1, 2026, into shares of Common Stock at a rate of 500 to 1. Further, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote.

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

Super Majority Voting Powers Attributable to Preferred Stock

As of April 2, 2025, the Company had 685,672 shares of common stock issued and outstanding and entitled to vote, which for voting purposes are entitled to one vote per share. If a vote was taken today, the following stockholders (which consist of Messrs. Ross, Lambrecht and Grau) owning a total of 300 shares of common stock and 124,812 shares of Series A Preferred, whereby each share of Series A Preferred is entitled to cast one thousand (1,000) votes for each share held on all matters presented to the stockholders of the Company for a stockholder vote, thereby allowing such common stock and Series A Preferred to cast votes totaling 124,812,300 shares of common stock, delivering an executed written consent authorizing the actions being set forth to the vote. The consenting stockholders’ names, affiliation with the Company and holdings are as follows:

Name	Affiliation	Number of Voting Shares		% of Total Voting Shares(4)
Charles A. Ross, Jr.	Director, Chief Executive Officer, Treasurer	49,912,100	(1)	39.77%
Doug Grau	President	50,000,100	(2)	39.84%
Corey Lambrecht	Director, Chief Operating Officer	24,900,100	(3)	19.84%
Total		124,812,300		99.45%

(1)	Includes 49,912 shares of Series A Preferred with an equivalent of 49,912,000 shares of common stock voting power and 100 shares of common stock beneficially owned by Mr. Ross.
(2)	Includes 50,000 shares of Series A Preferred with an equivalent of 50,000,000 shares of common stock voting power and 100 shares of common stock beneficially owned by Mr. Grau.
(3)	Includes 24,900 shares of Series A Preferred with an equivalent of 24,900,000 shares of common stock voting power and 100 shares of common stock beneficially owned by Mr. Lambrecht.
(4)	Percentage is based upon 685,672 shares of common stock authorized and outstanding and adjusted by the 124,812,000 votes attributable to the Series A Preferred, for a total of 125,497,672 total voting shares. Figures are rounded to the nearest hundredth of a percent.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2024 in which:

●	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($106,432); and
●	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

The following includes a summary of transactions since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $106,432, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We describe below certain other transactions with our directors, executive officers and stockholders.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by GBQ for the audit of the Company’s annual financial statements for the years ended December 31, 2024 and December 31, 2023. All services reflected in the following fee table for 2024 and 2023 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2024	December 31, 2023
Audit fees (1)	$215,000	$117,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$215,000	$117,500

Notes:

(1)	Audit fees consist of audit and review services filed with the SEC for the years ended December 31, 2024 and 2023.

The following table presents the fees for professional audit services rendered by the Company’s previous auditor, BF Borgers CPA, a professional corporation (“BF Borgers”) for the audit of the Company’s annual financial statements for the year ended December 31, 2023 and fees billed for other services rendered by BF Borgers during those periods. All services reflected in the following fee table for 2023 and 2022 were pre-approved, respectively, in accordance with the policy of the Board.

December 31, 2023
Audit fees (1)	$445,500
Audit-related fees	-
Tax fees	-
All other fees	-
Total Fees	$445,500

Notes:

(1)	Audit fees consist of audit and review services, consent and review of documents filed with the SEC for year ended December 31, 2023.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Financial Statement Schedules

None.

(c)	Exhibits Index

2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 9, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-9 Reverse Stock Split (Incorporation by reference to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4#	Description of Securities
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4. 2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.8	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.9	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.10	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.11	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.12	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K ,filed on November 6, 2023)
4.13	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.14	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
4.15	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)

10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
10.25	$500,000 Revenue Interest Purchase Agreement dated April 19, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on April 25, 2024)
10.26	KBI Securities Exchange Agreement dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2024)
10.27	1800 Diagonal Note dated May 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2024)
10.28	1800 Diagonal Securities Purchase Agreement dated May 28, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 4, 2024)
10.29	Coventry Enterprises, LLC Note dated June 14, 2024 (Incorporated by reference to Exhibit 10.29 to Form 10-Q filed on June 14, 2024)
10.30	Coventry Enterprises, LLC Securities Purchase Agreement dated June 14, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-Q filed on June 14, 2024)
10.31	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.32	Parkview Advance Futures Receivables Sale and Purchase Agreement dated July 2, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 11, 2024)
10.33	Agile Lending Subordinated Business Loan and Security Agreement dated July 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 11, 2024)
10.34	KBI Conversion Agreement dated July 10, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 11, 2024)
10.35	Securities Exchange and Amendment Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2024)
10.36	Securities Exchange and Amendment Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 7, 2024)
10.37	$100,000 Amended RIP Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 7, 2024)
10.38	$100,000 Amended RIP Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 7, 2024)
10.39	$300,000 Amended RIP Agreement No. 3 effective August 5, 2024 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 7, 2024)
10.40	1800 Diagonal Note dated August 8, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 13, 2024)
10.41	1800 Diagonal Securities Purchase Agreement dated August 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 13, 2024)
10.42	Coventry Enterprises Note dated September 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 9, 2024)
10.43	Coventry Enterprises Securities Purchase Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated September 9, 2024)
10.44	Coventry Enterprises Conversion Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated September 9, 2024)

10.45	1800 Diagonal Note dated October 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 8, 2024)
10.46	1800 Diagonal Securities Purchase Agreement dated October 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 8, 2024)
10.47	Investor Securities Exchange Agreement dated October 23, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2024)
10.48	Alumni Capital Note dated October 30, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 1, 2024)
10.49	Alumni Capital Securities Purchase Agreement dated October 30, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 1, 2024)
10.50	Alumni Capital Warrant dated October 30, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated November 1, 2024)
10.51	1800 Diagonal Note dated November 6, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2024)
10.52	1800 Diagonal Securities Purchase Agreement dated November 6, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 8, 2024)
10.53	Purchase and Exchange Agreement dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 13, 2024)
10.54	$400,000 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 13, 2024)
10.55	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 6, 2025)
10.56#	AgileLending Subordinated Business Loan and Security Agreement
10.57	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.58	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.59	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.60	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.61	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.62	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.63	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)
10.64	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.65	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.66#	Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 26, 2027
10.67#	2025 Stock Incentive Plan dated April 2, 2025
10.68#	Silverback Capital Second Settlement Agreement and Stipulation dated April 2, 2025
10.69#	OID Note Conversion Agreement dated April 4, 2025
10.70#	1800 Diagonal Note dated April 7, 2025
10.71#	1800 Diagonal Securities Purchase Agreement dated April 7, 2025
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
14.2	Whistleblower Policy (Incorporated by reference to Exhibit 14.2 to Form 10-K filed on April 12, 2024)
21.1#	List of Subsidiaries
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#**	Certification of Interim Principal Accounting Officer and Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1#	Tony Stewart Sponsorship Expansion Press Release dated March 27, 2025
99.2#	Nationwide Ad Campaign Press Release dated March 28, 2025
99.3#	Andy Ross on South Florida Television Morning Shows Press Release dated April 2, 2025
99.4#	American Rebel Story Press Release dated April 3, 2025
99.5#	Up to $11 million Private Placement Press Release dated April 4, 2025
99.6#	Corporate Update Press Release dated April 7, 2025
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: April 9, 2025	By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Charles A. Ross, Jr.	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	April 9, 2025
Charles A. Ross, Jr.

/s/ Doug E. Grau	President (Interim Principal Accounting Officer)	April 9, 2025
Doug E. Grau

/s/ Corey Lambrecht	Chief Operating Officer and Director	April 9, 2025
Corey Lambrecht

/s/ C. Stephen Cochennet	Director	April 9, 2025
C. Stephen Cochennet

/s/ Michael Dean Smith	Director	April 9, 2025
Michael Dean Smith

/s/ Larry Sinks	Director	April 9, 2025
Larry Sinks

