Form 10-K/A
period 2024-12-31
AMERICAN REBEL HOLDINGS INC
filed 2025-04-30
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K” or the “Original Filing”), filed by American Rebel Holdings, Inc. with the U.S. Securities and Exchange Commission on April 9, 2025. The sole purpose of this Amendment No. 1 is to attach Exhibit 97.1, which was inadvertently omitted from the Original Filing.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Financial Statement Schedules

None.

2

(c)	Exhibits Index

2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 9, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-9 Reverse Stock Split (Incorporation by reference to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	Description of Securities (Incorporated by reference to Exhibit 4.4 to Form 10-K filed on April 9, 2025)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4. 2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.8	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.9	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.10	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.11	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.12	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K ,filed on November 6, 2023)
4.13	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.14	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
4.15	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)
10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)

3

10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
10.25	$500,000 Revenue Interest Purchase Agreement dated April 19, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on April 25, 2024)
10.26	KBI Securities Exchange Agreement dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2024)
10.27	1800 Diagonal Note dated May 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2024)
10.28	1800 Diagonal Securities Purchase Agreement dated May 28, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 4, 2024)
10.29	Coventry Enterprises, LLC Note dated June 14, 2024 (Incorporated by reference to Exhibit 10.29 to Form 10-Q filed on June 14, 2024)
10.30	Coventry Enterprises, LLC Securities Purchase Agreement dated June 14, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-Q filed on June 14, 2024)
10.31	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.32	Parkview Advance Futures Receivables Sale and Purchase Agreement dated July 2, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 11, 2024)
10.33	Agile Lending Subordinated Business Loan and Security Agreement dated July 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 11, 2024)
10.34	KBI Conversion Agreement dated July 10, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 11, 2024)
10.35	Securities Exchange and Amendment Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2024)
10.36	Securities Exchange and Amendment Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 7, 2024)
10.37	$100,000 Amended RIP Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 7, 2024)
10.38	$100,000 Amended RIP Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 7, 2024)
10.39	$300,000 Amended RIP Agreement No. 3 effective August 5, 2024 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 7, 2024)
10.40	1800 Diagonal Note dated August 8, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 13, 2024)
10.41	1800 Diagonal Securities Purchase Agreement dated August 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 13, 2024)
10.42	Coventry Enterprises Note dated September 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 9, 2024)
10.43	Coventry Enterprises Securities Purchase Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated September 9, 2024)
10.44	Coventry Enterprises Conversion Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated September 9, 2024)

4

10.45	1800 Diagonal Note dated October 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 8, 2024)
10.46	1800 Diagonal Securities Purchase Agreement dated October 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 8, 2024)
10.47	Investor Securities Exchange Agreement dated October 23, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2024)
10.48	Alumni Capital Note dated October 30, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 1, 2024)
10.49	Alumni Capital Securities Purchase Agreement dated October 30, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 1, 2024)
10.50	Alumni Capital Warrant dated October 30, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated November 1, 2024)
10.51	1800 Diagonal Note dated November 6, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2024)
10.52	1800 Diagonal Securities Purchase Agreement dated November 6, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 8, 2024)
10.53	Purchase and Exchange Agreement dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 13, 2024)
10.54	$400,000 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 13, 2024)
10.55	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 6, 2025)
10.56	AgileLending Subordinated Business Loan and Security Agreement (Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 9, 2025)
10.57	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.58	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.59	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.60	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.61	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.62	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.63	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)
10.64	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.65	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.66	Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 26, 2027 (Incorporated by reference to Exhibit 10.66 to Form 10-K filed on April 9, 2025)
10.67	2025 Stock Incentive Plan dated April 2, 2025 (Incorporated by reference to Exhibit 10.67 to Form 10-K filed on April 9, 2025)
10.68	Silverback Capital Second Settlement Agreement and Stipulation dated April 2, 2025 (Incorporated by reference to Exhibit 10.68 to Form 10-K filed on April 9, 2025)
10.69	OID Note Conversion Agreement dated April 4, 2025 (Incorporated by reference to Exhibit 10.69 to Form 10-K filed on April 9, 2025)
10.70	1800 Diagonal Note dated April 7, 2025 (Incorporated by reference to Exhibit 10.70 to Form 10-K filed on April 9, 2025)
10.71	1800 Diagonal Securities Purchase Agreement dated April 7, 2025 (Incorporated by reference to Exhibit 10.71 to Form 10-K filed on April 9, 2025)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
14.2	Whistleblower Policy (Incorporated by reference to Exhibit 14.2 to Form 10-K filed on April 12, 2024)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 10-K filed on April 9, 2025)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to Form 10-K filed on April 9, 2025)
32.2	Certification of Interim Principal Accounting Officer and Principal Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to Form 10-K filed on April 9, 2025)
99.1	Tony Stewart Sponsorship Expansion Press Release dated March 27, 2025 (Incorporated by reference to Exhibit 99.1 to Form 10-K filed on April 9, 2025)
99.2	Nationwide Ad Campaign Press Release dated March 28, 2025 (Incorporated by reference to Exhibit 99.2 to Form 10-K filed on April 9, 2025)
99.3	Andy Ross on South Florida Television Morning Shows Press Release dated April 2, 2025 (Incorporated by reference to Exhibit 99.3 to Form 10-K filed on April 9, 2025)
99.4	American Rebel Story Press Release dated April 3, 2025 (Incorporated by reference to Exhibit 99.4 to Form 10-K filed on April 9, 2025)
99.5	Up to $11 million Private Placement Press Release dated April 4, 2025 (Incorporated by reference to Exhibit 99.5 to Form 10-K filed on April 9, 2025)
99.6	Corporate Update Press Release dated April 7, 2025 (Incorporated by reference to Exhibit 99.6 to Form 10-K filed on April 9, 2025)
97.1#	Executive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: April 30, 2025	By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.
Chief Executive Officer

6