Form 10-Q
period 2025-03-31
AMERICAN REBEL HOLDINGS INC
filed 2025-05-15
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of May 14, 2025 was 6,538,335.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets of American Rebel Holdings, Inc. at March 31, 2025 (Unaudited) and December 31, 2024 (Audited)	3

	Consolidated Statements of Operations of American Rebel Holdings, Inc. for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	4

	Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	5

	Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the Three Months Ended March 31, 2025 and 2024 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosure	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		51

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (Unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$340,661	$287,546
Accounts receivable, net	1,277,635	1,170,944
Prepaid expense	369,699	311,878
Inventory	4,203,422	4,555,311
Total Current Assets	6,191,417	6,325,679

Property and Equipment, net	253,213	274,216

OTHER ASSETS:
Lease deposits and other	8,455	47,107
Right-of-use lease assets	2,814,355	2,909,213
Intangible assets, net	437,500	450,000
Total Other Assets	3,260,310	3,406,320

TOTAL ASSETS	$9,704,940	$10,006,215

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$3,420,993	$3,193,022
Accrued expense and other	2,163,928	2,086,080
Accrued interest	1,714,952	1,259,922
Deferred revenue	279,076	286,716
Loan – Officers – related party	455,462	447,716
Loans – Working capital, net	4,603,859	4,938,465
Loan – Director – related party	400,000	400,000
Line of credit	1,842,129	1,992,129
Right-of-use lease liability, current	758,989	661,857
Total Current Liabilities	15,639,388	15,265,907

Right-of-use lease liability, long-term	2,078,225	2,372,190

TOTAL LIABILITIES	17,717,613	17,638,097

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 328,658 and 301,256 issued and outstanding, at March 31, 2025 and December 31, 2024, respectively, comprised of Preferred Shares A, B, and D
Preferred Shares A	125	125
Preferred Shares B	75	75
Preferred Shares D	128	198
Common Stock, $0.001 par value; 600,000,000 shares authorized; 709,984 and 76,516 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	710	77
Additional paid in capital	62,131,745	57,453,843
Accumulated deficit	(70,145,456)	(65,086,200)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,012,673)	(7,631,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,704,940	$10,006,215

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	2,511,324	4,043,837
Cost of goods sold	2,222,270	3,202,514
Gross margin	289,054	841,323

Expenses:
Consulting/payroll and other costs	738,977	551,913
Compensation expense – officers – related party	-	212,500
Compensation expense – officers – deferred comp – related party	164,063	1,134,000
Rental expense, warehousing, outlet expense	57,114	151,666
Product development costs	93,467	98,629
Marketing and brand development costs	695,491	265,055
Administrative and other	1,470,587	680,514
Depreciation and amortization expense	35,774	24,315
Total operating expenses	3,255,473	3,118,592
Operating income (loss)	(2,966,419)	(2,277,269)

Other Income (Expense)
Interest expense	(723,942)	(423,859)
Interest income	264	512
Loss on sale of equipment	-	(662)
Other income	18,000	-
Loss on debt extinguishment	(499,794)	-
Loss on settlement of liability	(887,365)	-
Net loss before income tax provision	(5,059,256)	(2,701,278)
Provision for income tax	-	-
Net loss	(5,059,256)	(2,701,278)
Basic and diluted income (loss) per share	(23.45)	(27.47)
Weighted average common shares outstanding - basic and diluted	215,747	98,352

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024 (UNAUDITED)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - December 31, 2024	76,516	$77	398,256	$398	$57,453,843	$(65,086,200)	$(7,631,882)
Series A compensation expense	-	-	-	-	164,063	-	164,063
Issuance of Common Stock for liabilities settlement	282,280	282	-	-	2,597,145	-	2,597,427
Issuance of Series D Preferred Stock in connection with loans – working capital, net	-	-	18,736	19	190,352	-	190,371
Issuance of Common stock in connection with consulting and financing agreements	4,680	5	-	-	2,201	-	2,206
Conversion of Series D Preferred Stock into Common Stock	17,667	18	(88,334)	(88)	71	-	-
Conversion of notes payable into Common Stock	305,263	305	-	-	1,724,093	-	1,724,398
Effect of reverse stock split	23,578	23	-	-	(23)	-	-
Net loss	-	-	-	-	-	(5,059,256)	(5,059,256)
Balance - March 31, 2025	709,984	$710	328,658	$328	$62,131,745	$(70,145,456)	$(8,012,673)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - December 31, 2023	26,133	$26	200,000	$200	$51,555,427	$(47,481,836)	$4,073,817
Series A compensation expense	-	-	-	-	1,134,000	-	1,134,000
Net loss	-	-	-	-	-	(2,701,278)	(2,701,278)
Balance - March 31, 2024	26,133	$26	200,000	$200	$52,689,427	$(50,183,114)	$2,506,539

See Notes to Financial Statements and Note 1 regarding non-reliance on financial statements.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(5,059,256)	(2,701,278)
Depreciation and amortization	129,124	24,315
Non-cash, in-kind interest settled	245,108	-
(Gain) loss on disposition of property	-	662
Deferred compensation in connection with Series A preferred shares	164,063	1,134,000
Loss on debt extinguishment	499,794	-
Loss on settlement of liability	887,365	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	(106,690)	(150,894)
Prepaid expense and other	(57,821)	(17,304)
Inventory	351,888	(722,738)
Lease deposits and other	38,655	-
Accounts payable	1,938,031	480,276
Accrued expenses	77,849	45,125
Accrued interest	455,030	-
Deferred revenue	(7,640)	-
Right-of-use lease liabilities	(101,975)	-
Net Cash (Used in) Operating Activities	(546,475)	(1,907,836)

CASH FLOW FROM INVESTING ACTIVITIES:
(Purchase) Disposition of property and equipment	(2,272)	410
Net Cash (Used in) Provided by Investing Activities	(2,272)	410

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	361,512
Proceeds from loans - officer - related party	-	351,575
Proceeds from working capital loans, net	849,830	1,600,000
Repayments of working capital loans, net	(92,713)	(878,464)
Origination fees	(13,000)	-
Proceeds of loans – officer - related party	7,745	-
Payments on line of credit	(150,000)	-
Net Cash Provided by Financing Activities	601,862	1,434,623

CHANGE IN CASH	53,115	(472,803)

CASH AT BEGINNING OF PERIOD	287,546	1,147,696

CASH AT END OF PERIOD	340,661	674,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	134,665	134,573
Income taxes	-	-

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2205

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

The Company has included the comparative three months ended March 31, 2024 in this filing; however, these figures have not been restated due to the undue burden it would place on the Company. Additionally, the Company has not restated its Form 10-Q for the period ended June 30, 2024 due to the undue burden this would also have on the Company. The impact of any adjustments to the quarters ended March 31, 2024 and June 30, 2024 were included in the three months ended September 30, 2024 Form 10-Q. Accordingly, the accompanying consolidated statement of operations, the consolidated statement of stockholders’ equity/(deficit) and the consolidated statement of cash flows for the three months ended March 31, 2024, and the accompanying notes for the three months ended March 31, 2024 should not be relied upon.

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

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2024, and notes thereto contained, filed on April 9, 2025.

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer. Additionally, the Company offers extended warranties for the locking mechanism of its safes, which are separately purchased by customers. Warranty income is recognized over time based on the estimated useful life of the locks, which approximates 10 years. Unrecognized warranty income is presented as deferred revenue in the accompanying consolidated financial statements. Warranty income recognized was not significant for the three months ended March 31, 2025 and 2024.

The carrying amount of accounts receivable is reduced by an allowance for bad debts and expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was approximately $221,000 and $315,000 at March 31, 2025 and December 31, 2024, respectively. Net accounts receivable was $1,277,635, $1,170,944 and $2,674,540 at March 31, 2025, December 31, 2024, and January 1, 2024, respectively.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Three Months Ended March 31,
Percentage of revenue:	2025	2024
Safes	96%	98%
Soft goods and other	2%	2%
Beverages	2%	0%
Total	100%	100%

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2025 and December 31, 2024, respectively. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

	March 31, 2025	March 31, 2024

Shares used in computation of basic earnings per share for the year ended	196,306	98,352
Pre-funded warrants	19,441	-
Total denominator	215,747	98,352

Net loss	$(5,059,256)	$(2,701,278)
Fully diluted loss per share	$(23.45)	$(27.47)

In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be antidilutive.

Income Taxes

The Company follows ASC Topic 740 for recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change. For the three months ended March 31, 2025 and 2024, respectively, no income tax expense has been recorded given significant losses incurred and resulting valuation allowance on such losses.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2025 and December 31, 2024, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months and maintains sufficient net operating loss carryforwards in the event uncertain tax positions are identified. As necessary, the Company classifies tax-related penalties and net interest as income tax expense.

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

Operating leases are included in operating lease Right-of-use assets and operating lease liabilities, current and non-current, on the Company’s condensed consolidated balance sheets. The Company had no financing leases as of and for the three months ended March 31, 2025 and 2024.

Recent Accounting Pronouncements

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

Concentration Risk

The Company did not have any vendor or customer concentrations as of March 31, 2025 or December 31, 2024.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the three months ended March 31, 2025 and 2024 of ($5,059,256) and ($2,701,278), respectively. The Company’s accumulated deficit was ($70,145,456) as of March 31, 2025 and ($65,086,200) as of December 31, 2024. The Company’s working capital deficit was $(9,447,971) as of March 31, 2025, compared to a working capital deficit of $(8,940,228) as of December 31, 2024.

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

NOTE 4 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Inventory – raw materials	$2,059,745	$1,966,395
Inventory – finished goods	2,409,185	2,870,781
Less reserve for excess and obsolete inventory	(265,508)	(281,865)
Total Inventory	$4,203,422	$4,555,311

The Company accounts for excess and obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

When inventory is physically disposed of, the Company accounts for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. The valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. There were no material write-offs or inventory reserves during the three months ended March 31, 2025 and 2024.

Included in finished goods is approximately $132,000 and $162,000 in finished products related to our American Rebel branded beer lager as of March 31, 2025 and December 31, 2024, respectively. This inventory is immediately available to the consumer and for distribution.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Plant, property and equipment	$353,862	$351,590
Vehicles	413,555	413,555
	767,417	765,145
Less: Accumulated depreciation	(514,204)	(490,929)
Net property and equipment	$253,213	$274,216

For the three months ended March 31, 2025 and 2024, the Company recognized $23,274 and $24,315 in depreciation expense, respectively.

NOTE 6 – RELATED PARTY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

Employment Agreements

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $153,707 and $149,520 (including bonus) plus stock awards for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, approximately $467,000 and $338,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Doug E. Grau serves as the Company’s President and Interim Principal Accounting Officer. Compensation for Mr. Grau was $34,546 and $67,145 plus stock awards for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, approximately $237,000 and $203,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Corey Lambrecht serves as the Company’s Chief Operating Officer. Mr. Lambrecht’s employment agreement provides for an initial annual base salary of $260,000, which may be adjusted by the board of directors of the Company. Mr. Lambrecht earned approximately $124,887 and $121,485 (including bonus) for his services as an officer of the Company for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, approximately $499,000 and $316,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

There were no new stock awards granted and issued to Messrs. Ross, Grau and Lambrecht during 2025 and 2024. Additionally, the aforementioned officers advanced the Company approximately $8,000 and $214,000 for the three months ended March 31, 2025 and 2024, respectively, of which approximately $455,000 and $447,000 was outstanding as of March 31, 2025 and December 31, 2024, respectively. The advances are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding.

Series A Convertible Preferred Stock

The Company, in connection with its employment agreements, as amended, reserved for the issuance of 62,500,000 shares of its common stock that are convertible under the Series A preferred stock conversion terms. The Series A preferred stock is convertible into 500 shares of common stock for every one share of Series A preferred stock.

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended March 31, 2025 and 2024, the Company recognized $39,063 and $225,667 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 41,667 shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Mr. Ross’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended March 31, 2025 and 2024, the Company recognized $62,500 and $454,167 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 an additional 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 44,444 shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Mr. Grau’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended March 31, 2025 and 2024, the Company recognized $62,500 and $454,167 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 an additional 10,000 shares of Series A preferred stock vested for Mr. Grau, providing for a total of 44,444 shares of common stock that Mr. Grau may convert his Series A preferred shares into at any time.

For the three months ended March 31, 2025, no shares of Series A preferred stock were converted to common stock.

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

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. Stock-based compensation expense totaled $164,063 and $1,134,000 for the three months ended March 31, 2025 and 2024, respectively, and primarily relates to the aforementioned Series A preferred stock awards.

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

Director’s Note

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note are to be utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of March 31, 2025, the note had not been repaid and remained outstanding, of which $400,000 is presented in the accompanying consolidated balance sheet within Loan – Director – related party, and the remaining $120,000 within accrued interest in the accompanying consolidated balance sheet.

NOTE 7 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America (“LOC”). The LOC accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at March 31, 2025 and December 31, 2024 for the Company was 6.93% and 7.25%, respectively), and is secured by all the assets of the Champion Entities. The LOC originally expired February 28, 2024, and was extended to April 30, 2024. The following table shows outstanding amounts due under the LOC:

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Line of credit from a financial institution.	$1,842,129	$1,992,129

Total recorded as a current liability	$1,842,129	$1,992,129

As of March 31, 2025 and December 31, 2024 the total balance due of $1,842,129 and $1,992,129, respectively, is reported as current as the LOC was to be repaid within one year, with subsequent drawdowns as needed by the Company. Upon inception the Company paid a one-time loan fee equal to 0.1% of the LOC amount available. In the likelihood of default, the default interest automatically increases to 6% over the BSBY plus an additional 2.05% rate.

The balance at the maturity was approximately $1.9 million and access to the line of credit with Bank of America was terminated.

On July 25, 2024, the Company received a notice of default and demand for payment from Bank of America regarding the Company’s Line of Credit. The Company is currently negotiating a forbearance or other cure to the default and a plan for repayment of the credit facility within 60 to 90 days with its assigned relationship manager at the bank. As discussed further in Note 12, Bank of America has filed a complaint in the Fourth Judicial District Court in and for Utah County, State of Utah (Case No. 250401345) against the Company and its subsidiaries.

NOTE 8 – NOTES PAYABLE – WORKING CAPITAL

The Company has several working capital loan agreements in place, which are described in detail below.

	March 31, 2025	December 31, 2024
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $13,881.78 on June 30, 2024 with eight (8) additional payments of $13,881.78 on the 30th of each month following funding. The working capital loan was due and payable on February 28, 2025. The working capital loan has an effective interest rate of 18.8% without taking into account the 12% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1). The loan was converted during the three months ended March 31, 2025 at a conversion rate of $0.825 for 62,930 shares of common stock.	-	40,369
The Company has entered a number of working capital loan agreements structured as Revenue Interest Purchase Agreements (“revenue participation interest”, “RIP”). These working capital loans provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments ranging from $10,000 to $30,000 per month until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price during the initial period ranges from $70,313 to $562,500. The repurchase price of the loans increases to $75,938 to $607,500 after the initial period has passed. The repurchase price is reduced by any revenue payments paid by the Company to the lender prior the loan being paid in full. The Revenue Interest Purchase Agreement also required the Company to make payments commencing after June 1, 2024 ranging from 3.86% to 15.45% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately. Two of the RIP agreements converted a potion of the amount due to the Company’s Series D Preferred stock.	675,000	675,000
On November 11, 2024, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and Altbanq Lending LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($150,469.11) of a promissory note dated March 27, 2024 in the original principal amount of $1,330,000 (the “Note”), with a current balance payable of $1,229,350 (the “Note Balance”). Contemporaneously with assignment of the assigned note portion to the Purchaser, the Company exchanged the $150,469.11 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange. At any time during the ninety days after the initial closing, the Purchaser may purchase additional portions of the Note, at one or more closing, by sending an additional closing notice in the amount set forth in the additional note notice and the Company will exchange such additional portions for shares of its common stock. During the three months ended March 31, 2025, the Company paid $120,046 in interest expense and converted a balance of $777,666 into 278,596 shares of common stock, resulting in a loss on extinguishment of debt of $411,718.	301,215	1,078,881
Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.	87,343	87,343
Working Capital loan agreement with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,347,000 which principal and interest (of $592,680) is due on June 30, 2025. Commencing December 2, 2024, the Company is required to make weekly payments of $64,656 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default.	1,347,000	1,347,000

On September 4, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). A one-time interest charge of 12% ($36,000) was applied to the Note upon issuance. Further, an original issue discount of $45,000, $75,436.02 was utilized to repay a June 2024 note with the Lender, commissions to a broker dealer of $8,000, and fees of $10,000 were applied on the issuance date, resulting in net loan proceeds to us of $161,563.98. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in eight payments; the first payment shall be in the amount of $37,333.33 and was due on September 30, 2024 with seven (7) subsequent payments each in the amount of $37,333.33 due on the last day of each month thereafter (a total payback to the Lender of $336,000.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender.Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. the Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the three months ended March 31, 2025, the Company made a payment for $64,950 by issuing 8,000 shares of common stock.	261,047	298,689
On August 8, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $179,400 (the “Note”). An original issue discount of $23,400 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $103,155 due on February 15, 2025, and remaining four payments of $25,788.75 due on the fifteenth day of each month thereafter (a total payback to the Lender of $206,310.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the three months ended March 31, 2025, the Company repaid the total loan balance by issued 13,277 shares of common stock, resulting in a loss on debt extinguishment of $86,424.	-	179,400
On August 27, 2024 through September 16, 2024, the Company entered into four loan advances with an investor. The principle of the advances ranged from $30,000 to $115,000 and included fees ranging from $7,500 to $15,000. The advances are on demand terms.	260,000	260,000
On October 4, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on October 30, 2024, and remaining eight payments due on the 30th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	58,178	97,812

On October 30, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, a Delaware limited partnership (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $420,000 (the “Note”). An original issue discount of $70,000 and commissions to a broker dealer of $28,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $322,000. Accrued, unpaid interest at the rate of 10% and outstanding principal, subject to adjustment, is required to be paid on or before December 31, 2024. In addition to the Note, the Company issued the Lender a five-year common stock purchase warrant to purchase up to 72,165 shares of Common Stock at $5.82 per share (the “Warrant”). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note (along with any interest, penalties, and all other amounts under the Note) into restricted shares of common stock of the Company at a discount of 20% of the market price. The Lender agreed to limit the amount of stock received to less than 9.99% of the total outstanding common stock. The Company agreed to reserve 600,000 shares of common stock, which may be issuable upon conversion of the Note.	441,000	441,000
On November 6, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on December 15, 2024, and remaining eight payments due on the 15th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	72,266	111,463
On November 11, 2024, the Company entered into a twelve-month promissory note with an accredited investor (the “Lender”) in the principal amount of $400,000 (the “Note”). An original issue discount of $80,000 was applied on the issuance date and was paid through the issuance of 26,756 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $320,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments of $52,571.43, with the first payment due on May 11, 2025, and remaining six payments due on the 11th day of each month thereafter (a total payback to the Lender of $368,000.01). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after 180 days from the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $2.94 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	320,000	320,000
On December 13, 2024, the Company entered into a three-month promissory note with an accredited investor (the “Lender”) in the principal amount of $213,715 (the “Note”). An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in one lump sum payment of $155,625 on or before March 13, 2025. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $1.73 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	150,000	150,000

On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors (the “Lenders”) in the principal amounts of $617,100 (“Note 1”) and $123,420 (“Note 2”). An original issue discount of $117,100 was applied to Note 1 and $23,420 was applied to Note 2 on the issuance date and was paid through the issuance of 15,613 (Note 1) and 3,123 (Note 2) shares of the Company’s Series D Convertible Preferred Stock to the Lenders, resulting in net loan proceeds to the Company of $500,000 (Note 1) and $100,000 (Note 2). Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid on or before July 10, 2025 (a total payback to the Lender of $537,500 (Note 1) and $107,500 (Note 2)). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lenders, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender pursuant to the conversion rights referenced below. At any time after the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share, or upon the sale of common stock below $1.50 per share, the Lenders have the ability to convert the outstanding amounts of the Notes into shares of common stock at the lowest price sold prior to the registration of the common stock. Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, which may be issuable upon conversion of the Notes at all times.	600,000	-
On February 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $155,250 (the “Note”). An original issue discount of $20,250 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $129,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $89,268.50 due on August 15, 2025, and remaining four payments of $22,317.13 due on the fifteenth day of each month thereafter (a total payback to the Lender of $178,537.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	155,250	-
On March 3, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $94,300 (the “Note”). An original issue discount of $12,300 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $75,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $54,222.50 due on August 30, 2025, and remaining four payments of $13,555.63 due on the thirtieth day of each month thereafter (a total payback to the Lender of $108,445.00).	94,300	-
Less: note discount	(218,740)	(148,492)
Total recorded as a current liability	$4,603,859	$4,938,465

Accrued interest was approximately $1.7 million and $1.3 million as of March 31, 2025 and December 31, 2024.

For the year ended December 31, 2024, the Company recognized a net loss on debt extinguishment totaling $1,387,159 for various working capital loan arrangements. Loss on debt extinguishment totaled approximately $2,000, $412,000, $86,000, and $851,000 through the issuance of common stock. Because the loss on debt extinguishment represents a non-recurring measurement based on the fair value of financial instruments exchanged by the Company in settling such obligations, the following summarizes the approximate fair value of instruments issued by the Company as of the settlement dates:

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock	$2,260,000	$875,000	$1,385,000	$-

Level 2 fair value measurements in the table above were primarily measured through the Company’s publicly traded common stock price, which is an observable input in determining fair value.

NOTE 9 – INTANGIBLE ASSETS

As of March 31, 2025 and December 31, 2024, the Company had intangible assets, representing a trade name subject to amortization over a 10-year life, of $437,500 and $450,000, respectively, directly related to the 2022 acquisition of the Champion Entities. Annual amortization expense related to trade name approximates $50,000.

The Company will review its trade name intangible asset for impairment periodically (based on indicators of impairment) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charge was recognized during the three months ended March 31, 2025 and 2024.

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 124,812 shares issued and outstanding of its Series A convertible preferred stock at March 31, 2025 and December 31, 2024, 350,000 shares authorized and 75,000 shares issued and outstanding of its Series B convertible preferred stock at March 31, 2025 and December 31, 2024, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock at March 31, 2025 and December 31, 2024, and 500,000 shares authorized and 128,846 and 198,444 shares issued and outstanding of its Series D convertible preferred stock at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, there were 709,984 and 76,516 shares of common stock issued and outstanding, respectively.

The share numbers and pricing information in this report have been adjusted to reflect the effects of the following reverse stock splits, which occurred during 2024 and 2025:

●	On October 2, 2024, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-9.
●	On March 31, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25.

Shares Issuances

During the three months ended March 31, 2025, the Company issued 282,280 shares of common stock to Silverback Capital Corporation (“SCC”), representing total accounts payable payments of $1.7 million, resulting in a loss on conversion of $0.9 million.

On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors in the principal amounts of $617,100 and $123,420. An original issue discount of $117,100 and $23,420 was applied on the issuance date and was paid through the issuance of 15,613 and 3,123 shares of the Company’s Series D Convertible Preferred Stock, resulting in net loan proceeds to the Company of $500,000 and $100,000.

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

On March 4, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a third closing notice for the exchange of $52,712 of assigned note portion for 5,623 shares of the Company’s common stock.

On March 5, 2025, the Company authorized the issuance of 8,000 shares of common stock to an accredited investor upon the conversion of $64,950 due under a promissory note dated September 4, 2024.On March 5, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fourth closing notice for the exchange of $55,000 of assigned note portion for 8,334 shares of the Company’s common stock.

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

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company an eighth closing notice for the exchange of $50,000 of assigned note portion for 8,723 shares of the Company’s common stock.

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

On March 17, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company an eleventh closing notice for the exchange of $50,000 of assigned note portion for 12,289 shares of the Company’s common stock.

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

On March 26, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventeenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock. On the same day, the Purchaser sent the Company an eighteenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a nineteenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock.

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

Refer to Note 8 – Notes Payable – Working Capital, for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the three months ended March 31, 2025.

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

Rent expense for operating leases totaled approximately $57,000 and $152,000 for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in our consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	March 31, 2025	December 31, 2024
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$2,814,355	$2,909,213
Right-of-use lease liability, current	Other current liabilities	$758,989	$661,857
Right-of-use lease liability, long-term	Right-of-use operating lease liability	$2,078,225	$2,372,190

As of March 31, 2025, weighted-average remaining lease term and discount rate were as follows:

March 31, 2025
Weighted Average Remaining Lease Term:
Operating leases	1.9 years
Weighted Average Discount Rate:
Operating leases	12.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025	$789,247
2026	1,016,618
2027	870,185
2028	520,241
2029	278,328
Total future minimum lease payments, undiscounted	3,474,619
Less: Imputed interest	(637,405)
Present value of future minimum lease payments	$2,837,214

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the three months ended March 31, 2025 and 2024, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of March 31, 2025 and December 31, 2024 there were no outstanding letters of credit issued during the normal course of business. These letters of credit could reduce the Company’s available borrowings. The amount due on the line of credit as of March 31, 2025 was $1,842,129. The Company is currently not in compliance with its terms and covenants.

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

NOTE 13 – SEGMENT REPORTING

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

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2025, through the date the financial statements were issued and determined that there were the following subsequent events:

LTIP Shares

On April 9, 2025, the Company registered an aggregate of 507,652 shares of common stock pursuant to the 2021 Long-Term Incentive Plan and the 2025 Stock Incentive Plan.

Private Placement

On April 4, 2025, the Company entered into a Securities Purchase Agreement with several institutional Investors for the issuance and sale in a Private Placement of (i) 468,650 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 255,990 shares of common stock, at an exercise price of $0.001 per share, (iii) Series A warrants to purchase up to 724,640 shares of common stock, at an exercise price of $2.95 per share, and (iv) Series B warrants to purchase up to 2,173,920 shares of common stock at an exercise price of $2.95 per share. The Series A Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Series B Warrants are exercisable immediately upon issuance and have a term of exercise equal to 18 months from the date of issuance. The combined purchase price per Share and accompanying Warrants was $3.45. The Private Placement closed on April 8, 2025.

A holder of the Pre-Funded Warrants and the Warrants may not exercise any portion of such holder’s Pre-Funded Warrants or Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, holders of the Warrants will have the right to receive the Black Scholes Value of their Warrants calculated pursuant to a formula set forth in the Warrants, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of common stock.

The aggregate gross proceeds to the Company from the Private Placement were approximately $2.5 million, prior to deducting placement agent fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for general corporate purposes and working capital.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of October 3, 2024, as amended on April 2, 2025, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement, (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement, and (iii) a non-accountable expense allowance of $35,000, and (iv) $50,000 for fees and expenses of Wainwright’s legal counsel and other out-of-pocket expenses. Additionally, if any of the Warrants are exercised for cash, the Company shall pay Wainwright a cash fee of 7.5% of the aggregate gross exercise price paid in cash with respect thereto. In addition, the Company issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 54,348 shares of Common Stock at an exercise price equal to $4.3125 per share and, if any Warrants are exercised for cash, the Company will be obligated to issue to Wainwright additional Placement Agent Warrants equal to 7.5% of the total Warrants exercised, if any. The Placement Agent Warrants have substantially the same terms as the Warrants, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance.

1800 Diagonal Note

On April 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $153,525. An original issue discount of $20,025 and fees of $8,500 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $17,501.80 due on May 15, 2025, and remaining nine payments of the same amount due on the fifteenth day of each month thereafter (a total payback to the Lender of $175,018.00).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read along with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). As described in Note 1 to the Financial Statements, we have included the comparative three months ended March 31, 2024 in this filing; however, these figures have not been restated due to the undue burden it would place on us. Additionally, we have not restated our Form 10-Q for the period ended June 30, 2024 due to the undue burden this would also have on us. The impact of any adjustments to the quarters ended March 31, 2024 and June 30, 2024 have been included in the three months ended September 30, 2024. Accordingly, the accompanying consolidated statement of operations, the consolidated statement of stockholders’ equity/(deficit) and the consolidated statement of cash flows for the three months ended March 31, 2024, and the accompanying notes for the three months ended March 31, 2024, including references thereon within Management’s Discussion and Analysis, should not be relied upon.

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

Upcoming Product Offerings

To further complement our diverse product offerings, we intend to introduce additional products throughout 2025.

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

Establishment of American Rebel Beer

On August 9, 2023, we entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer launched regionally in 2024. We paid a setup fee and security deposit to Associated Brewing. We established American Rebel Beverages, LLC as a wholly-owned subsidiary specifically to hold our alcohol licenses and conduct operations for our beer business.

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

Results of Operations

From inception through March 31, 2025, we have generated an accumulated deficit of $70,145,456. We expect to incur additional losses during fiscal year ending December 31, 2025, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	2,511,324	4,043,837
Cost of goods sold	2,222,270	3,202,514
Gross margin	289,054	841,323

Expenses:
Consulting/payroll and other costs	738,977	551,913
Compensation expense – officers – related party	-	212,500
Compensation expense – officers – deferred comp – related party	164,063	1,134,000
Rental expense, warehousing, outlet expense	57,114	151,666
Product development costs	93,467	98,629
Marketing and brand development costs	695,491	265,055
Administrative and other	1,470,587	680,514
Depreciation and amortization expense	35,774	24,315
Total operating expenses	3,255,473	3,118,592
Operating income (loss)	(2,966,419)	(2,277,269)

Other Income (Expense)
Interest expense	(723,942)	(423,859)
Interest income	264	512
Gain/(loss) on sale of equipment	-	(662)
Other income	18,000	-
Loss on debt extinguishment	(499,794)	-
Loss on settlement of liability	(887,365)	-
Net income (loss) before income tax provision	(5,059,256)	(2,701,278)
Provision for income tax	-	-
Net income (loss)	(5,059,256)	(2,701,278)

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the three months ended March 31, 2025, we reported Revenues of $2,511,324 compared to Revenues of $4,043,837 for the three months ended March 31, 2025. The decrease in Revenues of $1,532,513 (or (38%) period over period) for the current period compared to the three months ended March 31, 2024 is attributable to slower sales for 2025 and current market conditions. For the three months ended March 31, 2025, we reported Cost of Goods Sold of $2,222,270 compared to Cost of Goods Sold of $3,202,514 for the three months ended March 31, 2024. The decrease in Cost of Goods Sold of $980,242 (or (31%) period over period) for the current period is primarily attributable to the decrease in revenue. For the three months ended March 31, 2025, we reported Gross Margin of $289,054, compared to Gross Margin of $841,323 for the three months ended March 31, 2024. The decrease in Gross Margin of $552,269 (or (66%) period over period) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentage for the three months ended March 31, 2025 was 12% compared to 21% for the three months ended March 31, 2024. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the three months ended March 31, 2025 were $3,255,473 compared to $3,118,592 for the three months ended March 31, 2024 as further described below. Overall, we experienced a $136,881 increase in operating expenses period over period. This increase is primarily due to an increase in administrative and other expenses due to increased accounting and legal fees and increased marketing and brand development costs.

For the three months ended March 31, 2025, we incurred consulting/payroll and other costs (along with officer compensation) of $903,040 compared to consulting/payroll and other costs (along with officer compensation) of $1,898,413 for the three months ended March 31, 2024. The decrease in consulting/payroll and other costs of $(995,373) was due to the adjustment in the deferred compensation expense due to common stock equivalents on our Series A preferred stock as identified and corrected during the period ended September 30, 2024 upon finalization of the 2023 re-audit. The Company expects to try and maintain its consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the three months ended March 31, 2025, we incurred rental expense, warehousing, outlet expense of $57,114, compared to rental expense, warehousing, outlet expense of $151,666 for the three months ended March 31, 2024. The decrease in rental expense, warehousing, outlet expense of $94,552 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place.

For the three months ended March 31, 2025, we incurred product development expenses of $93,467 compared to product development expenses of $98,629 for the three months ended March 31, 2024. The decrease in product development expenses of $5,162 is due to the timing of development expenses in connection with the private label beer. We expect to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended March 31, 2025, we incurred marketing and brand development expenses of $695,491 compared to marketing and brand development expenses of $265,055 for the three months ended March 31, 2024. The increase in marketing and brand development expenses of $430,436 (or 162% period over period) relates primarily to market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended March 31, 2025, we incurred administrative and other expense of $1,470,587 compared to administrative and other expense of $680,514 for the three months ended March 31, 2025. The increase in administrative and other expense of $790,073 (or 116% period over period) relates directly to increased professional fees including accounting and legal fees.

For the three months ended March 31, 2025, we incurred depreciation and amortization expense of $35,774 compared to depreciation and amortization expense of $24,315 for the three months ended March 31, 2025. The increase primarily relates to amortization related to intangible assets.

Other income and expenses

For the three months ended March 31, 2025, we incurred interest expense of $723,942 compared to interest expense of $423,859 for the three months ended March 31, 2024. The increase in interest expense of $300,083 is due to a significant number of notes we have entered into and subsequently converted or modified.

For the three months ended March 31, 2025, we incurred a loss on debt extinguishment of $499,794 and loss on settlement of liability of $887,365. This is due to the conversion of debt into equity, which was not present during the three months ended March 31, 2024.

Net Loss

Net loss for the three months ended March 31, 2025 amounted to $5,059,256, resulting in a loss per share of $(23.45), compared to a net loss of $2,701,278 for the three months ended March 31, 2024, resulting in a loss per share of $(27.47) (adjusted for various reverse stock splits). The increase in the net loss for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to a myriad of expenses that we incurred in the quarter, such as professional and legal fees, increased costs in marketing, and the softening of gross margin on sales.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital decreased by $507,743 period over period where we had a working capital deficit of $(8,940,228) at December 31, 2024 compared to a working capital deficit balance of $(9,447,971) at March 31, 2025. This working capital decrease was due to increased expenses launching new products and slowing sales in its legacy business. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the three months ended March 31, 2025, we reduced anticipated cash outflows of $1.8 million through the issuance of common stock.

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

Promissory Notes – Working Capital

Over the past twelve months, we entered into various working capital notes with a total balance of $4,603,859 as of March 31, 2025. The promissory notes have various terms – refer to Note 8 of our consolidated financial statements for the specific terms of each promissory note.

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

Management has concluded that there is a material weakness in internal control over financial reporting due to deficiencies in the design and operation of internal controls. The material weakness resulted in material adjustments to the financial statements included in the Original Form 10-K for the years ended December 31, 2023 and 2022, which were driven by the following: (1) inadequate management reviews, and (2) insufficient technical accounting competencies within the organization.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of March 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a – Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2024. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2 - Unregistered Sales of Equity Securities

On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors in the principal amounts of $617,100 and $123,420. An original issue discount of $117,100 and $23,420 was applied on the issuance date and was paid through the issuance of 15,613 and 3,123 shares of the Company’s Series D Convertible Preferred Stock, resulting in net loan proceeds to the Company of $500,000 and $100,000.

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

On February 10, 2025, 1800 Diagonal Lending converted a portion of their debt into 30,303 shares of common stock.

On February 11, 2025, 1800 Diagonal Lending converted a portion of their debt into 32,627 shares of common stock.

On February 12, 2025, 1800 Diagonal Lending converted a portion of their debt into 42,424 shares of common stock.

On February 14, 2025, 1800 Diagonal Lending converted a portion of their debt into 45,752 shares of common stock.

On February 18, 2025, SCC requested the issuance of 5,000 shares of common stock to SCC, representing a payment of approximately $92,081.25.

On February 18, 2025, 1800 Diagonal Lending converted a portion of their debt into 42,917 shares of common stock.

On February 20, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a first closing notice for the exchange of $55,423.57 of assigned note portion for 3,145 shares of the Company’s common stock. These shares were subsequently cancelled.

On February 21, 2025, 1800 Diagonal Lending converted a portion of their debt into 52,497 shares of common stock.

On February 24, 2025, SCC requested the issuance of 3,200 shares of common stock to SCC, representing a payment of approximately $40,068.00.

On February 25, 2025, SCC requested the issuance of 5,700 shares of common stock to SCC, representing a payment of approximately $65,193.75.

On February 25, 2025, 1800 Diagonal Lending converted a portion of their debt into 84,507 shares of common stock.

On February 26, 2025, 1800 Diagonal Lending converted a portion of their debt into 56,831 shares of common stock.

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

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company an eighth closing notice for the exchange of $50,000 of assigned note portion for 8,723 shares of the Company’s common stock.

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

On March 17, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company an eleventh closing notice for the exchange of $50,000 of assigned note portion for 12,289 shares of the Company’s common stock.

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

On March 26, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventeenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock. On the same day, the Purchaser sent the Company an eighteenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a nineteenth closing notice for the exchange of $35,000 of assigned note portion for 18,667 shares of the Company’s common stock.

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

Subsequent Issuances after Quarter-End

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

On April 4, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-third closing notice for the exchange of $72,500 of assigned note portion for 87,879 shares of the Company’s common stock. The shares under this request were never issued and on April 9, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a revised twenty-third closing notice for the exchange of $99,000 of assigned note portion for 100,763 shares of the Company’s common stock.

On April 4, 2025, the Company entered into a conversion agreement with a current noteholder, whereby the noteholder agreed to convert all $617,100 of the principal amount owed under its OID Note dated January 10, 2025 into 82,280 shares of Series D Convertible Preferred Stock.

On April 4, 2025, the Company entered into definitive agreements for the purchase and sale of an aggregate of 724,640 shares of common stock (or pre-funded warrant in lieu thereof), series A warrants to purchase up to 724,640 shares of common stock and short-term series B warrants to purchase up to 2,173,920 shares of common stock at a purchase price of $3.45 per share of common stock (or per pre-funded warrant in lieu thereof) and accompanying warrants in a private placement priced at-the-market under Nasdaq rules. The series A warrants and the short-term series B warrants will have an exercise price of $2.95 per share and will be exercisable immediately upon issuance. The series A warrants will expire five years from the date of issuance and the short-term series B warrants will expire eighteen months from the date issuance. The private placement closed on April 8, 2025.

On April 7 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-third closing notice for the exchange of $60,000 of assigned note portion for 72,727 shares of the Company’s common stock. The shares under this request were never issued and on April 9, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a revised twenty-fourth closing notice for the exchange of $50,000 of assigned note portion for 50,891 shares of the Company’s common stock.

On April 8, 2025, Coventry Enterprises converted a portion of their debt into 20,000 shares of common stock.

On April 9, 2025, Coventry Enterprises converted a portion of their debt into 27,000 shares of common stock.

On April 9, 2025, Coventry Enterprises converted a portion of their debt into 49,083 shares of common stock.

On April 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 49,083 shares of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 61,000 shares of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 20,000 shares of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 25,000 shares of common stock.

On April 10, 2025, the Company authorized the issuance of 50,050 shares of common stock to an accredited investor upon the conversion of 10,010 shares of Series D Convertible Preferred Stock.

On April 10, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-fifth closing notice for the exchange of $66,022.56 of assigned note portion for 31,552 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a twenty-sixth closing notice for the exchange of $26,191.62 of assigned note portion for 12,514 shares of the Company’s common stock. This last closing notice repaid all the note balances currently due.

On April 11, 2025, Coventry Enterprises converted a portion of their debt into 96,000 shares of common stock.

On April 13, 2025, the Company received a conversion notice from a current noteholder, whereby the noteholder converted all $107,500 of the amount owed under its OID Note dated January 10, 2025 into 14,333 shares of Series D Convertible Preferred Stock.

On April 14, 2025, the Company authorized the issuance of 82,437 shares of common stock, valued at $5.58 per share, to a financier pursuant to the terms of a settlement and conversion agreement.

On April 14, 2025, the Company authorized the issuance of 72,581 shares of common stock, valued at $5.58 per share, to a lender pursuant to the terms of a settlement and conversion agreement.

On April 14, 2025, Coventry Enterprises converted a portion of their debt into 95,000 shares of common stock.

On April 15, 2025, SCC requested the issuance of 25,200 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $105,651, plus 2,800 shares of Common Stock as a settlement fee (a total of 28,000 shares of Common Stock).

On April 16, 2025, SCC requested the issuance of 93,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $406,014.75.

On April 23, 2025, SCC requested the issuance of 95,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $277,400.

On April 24, 2025, SCC requested the issuance of 200,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $584,000.

On April 24, 2025, SCC requested the second issuance of 200,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a second payment of approximately $584,000.

On April 25, 2025, SCC requested the issuance of 220,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $642,400.

On April 28, 2025, SCC requested the issuance of 240,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $700,800.

On May 6, 2025, SCC requested the issuance of 245,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $715,400.

On May 6, 2025, 1800 Diagonal Lending converted a portion of their debt into 38,666 shares of common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2025.

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

In December of 2024, the Purchaser cancelled the exchange and the Seller returned the $150,469.11 to the Purchaser. The 78,615 shares of common stock were issued and subsequently cancelled. These shares were issued, but were never delivered to Purchaser. On February 19, 2025, the Purchaser, the Seller and the Company entered into an amendment to the Purchase and Exchange Agreement (the “Amendment”), which extended the time for the Purchaser to purchase additional portions of the Note from the Seller. As of the date of this Quarterly Report on Form 10-Q, the Purchaser has converted the entire note balance; however, Altbanq has claimed interest is due on the Note Balance, which the Company disputes. The Company is currently working with Altbanq and the Purchaser to reach an agreement regarding this dispute.

Coventry

On September 4, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“Coventry”), pursuant to which Coventry made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). The Note required eight $37,333.33 monthly payments, with the first payment due on September 30, 2024 with seven (7) subsequent payments due on the last day of each month thereafter. The Company was put on notice from Coventry that it is in default of the Note, for failure to make the full payment due as of September 30, 2024. As of the date of this Quarterly Report on Form 10-Q, Coventry has converted the entire Note balance into shares of the Company’s common stock.

Other Debts

The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses from operations and cash flow difficulties. The Company’s accumulated deficit was ($70,145,456) as of March 31, 2025 and ($65,086,200) as of December 31, 2024. The Company has experienced cash flow restraints and has missed payments due under several financing agreements. To date, the majority of lenders have been working with the Company towards amenable solutions to remedy any issues related to such agreements.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues and profitability. The Company had previously had an effective Reg. A+ offering seeking to raise approximately $20.0 million; however, due to the termination of its prior PCAOB accountants and the requirement to re-audit its financial statements for the past two years for inclusion in the Reg. A+ offering documents the Company is unable to access any capital under the offering and the offering expired. The Company anticipates filing a new Reg. A+ offering in 2025.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation effectuating 1-for-9 Reverse Stock Split effective October 2, 2024 (Incorporated by references to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.7	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.8	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.9	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.10	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.11	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 6, 2023)
4.12	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.13	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
4.14	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
4.15	April 2025 Private Placement Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 10, 2025)
4.16	April 2025 Private Placement Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 10, 2025)
4.17	April 2025 Private Placement Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 10, 2025)
4.18	April 2025 Private Placement Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 10, 2025)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)
10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)

10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
10.25	$500,000 Revenue Interest Purchase Agreement dated April 19, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on April 25, 2024)
10.26	KBI Securities Exchange Agreement dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2024)
10.27	1800 Diagonal Note dated May 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2024)
10.28	1800 Diagonal Securities Purchase Agreement dated May 28, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 4, 2024)
10.29	Coventry Enterprises, LLC Note dated June 14, 2024 (Incorporated by reference to Exhibit 10.29 to Form 10-Q filed on June 14, 2024)
10.30	Coventry Enterprises, LLC Securities Purchase Agreement dated June 14, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-Q filed on June 14, 2024)
10.31	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.32	Parkview Advance Futures Receivables Sale and Purchase Agreement dated July 2, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 11, 2024)
10.33	Agile Lending Subordinated Business Loan and Security Agreement dated July 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 11, 2024)
10.34	KBI Conversion Agreement dated July 10, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 11, 2024)
10.35	Securities Exchange and Amendment Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2024)
10.36	Securities Exchange and Amendment Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 7, 2024)
10.37	$100,000 Amended RIP Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 7, 2024)
10.38	$100,000 Amended RIP Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 7, 2024)

10.39	$300,000 Amended RIP Agreement No. 3 effective August 5, 2024 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 7, 2024)
10.40	1800 Diagonal Note dated August 8, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 13, 2024)
10.41	1800 Diagonal Securities Purchase Agreement dated August 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 13, 2024)
10.42	Coventry Enterprises Note dated September 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 9, 2024)
10.43	Coventry Enterprises Securities Purchase Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated September 9, 2024)
10.44	Coventry Enterprises Conversion Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated September 9, 2024)
10.45	1800 Diagonal Note dated October 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 8, 2024)
10.46	1800 Diagonal Securities Purchase Agreement dated October 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 8, 2024)
10.47	Investor Securities Exchange Agreement dated October 23, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2024)
10.48	Alumni Capital Note dated October 30, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 1, 2024)
10.49	Alumni Capital Securities Purchase Agreement dated October 30, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 1, 2024)
10.50	Alumni Capital Warrant dated October 30, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated November 1, 2024)
10.51	1800 Diagonal Note dated November 6, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2024)
10.52	1800 Diagonal Securities Purchase Agreement dated November 6, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 8, 2024)
10.53	Purchase and Exchange Agreement dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 13, 2024)
10.54	$400,000 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 13, 2024)
10.55	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 6, 2025)
10.56	AgileLending Subordinated Business Loan and Security Agreement (Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 9, 2025)
10.57	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.58	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.59	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.60	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.61	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.62	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.63	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)
10.64	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.65	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.66	April 2025 Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2025)
10.67	April 2025 Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 10, 2025)
10.68	1800 Diagonal Note dated April 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 14, 2025)
10.69	1800 Diagonal Securities Purchase Agreement dated April 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 14, 2025)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	American Rebel Light Placements of Multi-Case Product Displays press release dated December 16, 2024 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 6, 2025)
99.2	Kid Rock’s Launch Party Press Release dated January 7, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 13, 2025)
99.3	Kentucky Distributor Press Release dated January 10, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed January 13, 2025)
99.4	Whiskey Jam Press Release dated January 13, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 15, 2025)
99.5	Champion Safe 2025 Estate Series Safes Press Release dated January 15, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed January 15, 2025)
99.6	Pro Superstar Shootout Press Release dated January 16, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 16, 2025)
99.7	Tramont Distributing Press Release dated January 17, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed January 17, 2025)

99.7	American Rebel Light Available at Tootsie’s Press Release dated January 23, 2025 (Incorporated by reference to Exhibit 99.16 to Form 10-Q filed February 7, 2025)
99.8	Andy Ross ABC Morning Show Appearance Press Release dated February 5, 2025 (Incorporated by reference to Exhibit 99.17 to Form 10-K filed February 7, 2025)
99.9	Nasdaq Compliance Press Release dated February 11, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 11, 2025)
99.10	American Rebel Light Available in 40 States Online Press Release dated February 13, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 14, 2025)
99.11	Champion Safe Surpasses Sales Goals Press Release dated February 18, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed February 21, 2025)
99.12	Mahaska Bottling Company Press Release dated February 19, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed February 21, 2025)
99.13	Andy Ross on NBC KSHB 41 Kansas Press Release dated February 21, 2025 (Incorporated by reference to Exhibit 99.3 to Form 8-K filed February 21, 2025)
99.14	Champion Safe – NetWize Partnership Press Release dated February 25, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 5, 2025)
99.15	Ball Food Stores Press Release dated March 6, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 20, 2025)
99.16	Champion Safe 2025 Triumph Series Press Release dated March 14, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 20, 2025)
99.17	Reverse Stock Split Press Release dated March 24, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed March 28, 2025)
99.18	MAPS Air Museum Press Release dated March 26, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed March 28, 2025)
99.19	Second Reverse Stock Split Press Release dated March 27, 2025 (Incorporated by reference to Exhibit 99.3 to Form 8-K filed March 28, 2025)
99.20	Tony Stewart Sponsorship Expansion Press Release dated March 27, 2025 (Incorporated by reference to Exhibit 99.1 to Form 10-K filed April 9, 2025)
99.21	Nationwide Ad Campaign Press Release dated March 28, 2025 (Incorporated by reference to Exhibit 99.2 to Form 10-K filed April 9, 2025)
99.22	Andy Ross on South Florida Television Morning Shows Press Release dated April 2, 2025 (Incorporated by reference to Exhibit 99.3 to Form 10-K filed April 9, 2025)
99.23	American Rebel Story Press Release dated April 3, 2025 (Incorporated by reference to Exhibit 99.4 to Form 10-K filed April 9, 2025)
99.24	Up to $11 million Private Placement Press Release dated April 4, 2025 (Incorporated by reference to Exhibit 99.5 to Form 10-K filed April 9, 2025)
99.25	Corporate Update Press Release dated April 7, 2025 (Incorporated by reference to Exhibit 99.6 to Form 10-K filed April 9, 2025)
99.26	April 2025 Offering Closing Press Release, dated April 9, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed April 10, 2025)
99.27	Andy Ross on Miami TV Press Release dated April 10, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed April 14, 2025)
99.28#	American Rebel Beer 4-Wide Nationals Press Release dated April 14, 2025
99.29#	American Rebel Beer Launch Event in Bowling Green Kentucky Press Release dated April 15, 2025
99.30#	Tony Stewart Las Vegas Win Press Release dated April 17, 2025
99.31#	American Rebel Light Title Sponsor at Charlotte Motor Speedway Press Release dated April 21, 2025
99.32#	American Rebel Beer North Carolina Distributor Press Release dated April 22, 2025
99.33#	Andy Ross on NBC-TV West Palm Beach Press Release dated April 25, 2025
99.34#	Champion Safe NRA Annual Meeting Press Release dated April 28, 2025
99.35#	Mar-a-Lago Board Meeting Press Release dated April 29, 2025
99.36#	Key Strategic Expansion Initiatives Press Release dated May 1, 2025
99.37#	North Florida Distributor Agreement Press Release dated May 6, 2025
99.38#	Indiana Distributor Agreement Press Release dated May 7, 2025
99.39#	4-Wide Nationals Replay Press Release dated May 8, 2025
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: May 15, 2025

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Doug E. Grau
	Charles A. Ross, Jr., CEO		Doug E. Grau
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

