Form 10-Q
period 2025-06-30
AMERICAN REBEL HOLDINGS INC
filed 2025-08-13
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2025 was 7,450,765.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets of American Rebel Holdings, Inc. at June 30, 2025 (Unaudited) and December 31, 2024 (Audited)	3

	Consolidated Statements of Operations of American Rebel Holdings, Inc. for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	4

	Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)	5

	Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the Six Months Ended June 30, 2025 and 2024 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosure	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signatures		52

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (Unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$457,212	$287,546
Restricted cash	4,625,000	-
Accounts receivable, net	1,509,017	1,170,944
Prepaid expense	1,425,922	311,878
Inventory	3,626,301	4,555,311
Total Current Assets	11,643,452	6,325,679

Property and Equipment, net	268,613	274,216

OTHER ASSETS:
Lease deposits and other	66,373	47,107
Right-of-use lease assets	2,627,644	2,909,213
Intangible assets, net	425,000	450,000
Total Other Assets	3,119,017	3,406,320

TOTAL ASSETS	$15,031,082	$10,006,215

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$3,049,994	$3,193,022
Accrued expense and other	2,226,570	2,086,080
Accrued interest	540,431	1,259,922
Deferred revenue	332,194	286,716
Loan – Officers – related party	455,462	447,716
Loans – Working capital, net	6,860,490	4,938,465
Loan – Director – related party	400,000	400,000
Line of credit	1,642,129	1,992,129
Right-of-use lease liability, current	774,123	661,857
Total Current Liabilities	16,281,393	15,265,907

Right-of-use lease liability, long-term	1,877,580	2,372,190

TOTAL LIABILITIES	18,158,973	17,638,097

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 289,378 and 301,256 issued and outstanding, at June 30, 2025 and December 31, 2024, respectively, comprised of Preferred Shares A, B, and D
Preferred Shares A	125	125
Preferred Shares B	75	75
Preferred Shares D	89	198
Common Stock, $0.001 par value; 600,000,000 shares authorized; 6,863,269 and 76,516 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6,863	77
Additional paid in capital	85,148,156	57,453,843
Accumulated deficit	(88,283,199)	(65,086,200)
TOTAL STOCKHOLDERS’ DEFICIT	(3,127,891)	(7,631,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,031,082	$10,006,215

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$2,842,596	$3,255,393	$5,353,920	$7,299,230
Cost of goods sold	2,873,969	3,224,738	5,096,240	6,427,252
Gross margin	(31,373)	30,655	257,680	871,978

Expenses:
Consulting/payroll and other costs	973,753	445,166	1,712,730	997,079
Compensation expense – officers – related party	-	212,500	-	425,000
Compensation expense – officers – deferred comp – related party	164,063	1,344,125	328,126	2,478,125
Rental expense, warehousing, outlet expense	48,253	80,515	105,366	232,181
Product development costs	648,357	337,771	741,824	436,400
Marketing and brand development costs	970,806	299,655	1,666,297	564,710
Administrative and other	1,324,575	1,228,163	2,795,160	1,908,677
Depreciation and amortization expense	37,100	30,681	72,875	54,996
Total operating expenses	4,166,907	3,978,576	7,422,378	7,097,168
Operating income (loss)	(4,198,280)	(3,947,921)	(7,164,698)	(6,225,190)

Other Income (Expense)
Interest expense	(430,183)	(1,055,282)	(1,154,126)	(1,479,141)
Interest income	855	199	1,119	711
Gain/(loss) on sale of equipment	-	-	-	(662)
Other income	-	-	18,000	-
Loss on debt extinguishment	(11,817,991)	(250,000)	(12,317,785)	(250,000)
Loss on settlement of liability	(1,692,144)	-	(2,579,509)	-
Net income (loss) before income tax provision	(18,137,743)	(5,253,004)	(23,196,999)	(7,954,282)
Provision for income tax			-	-
Net income (loss)	$(18,137,743)	$(5,253,004)	$(23,196,999)	$(7,954,282)
Basic and diluted income (loss) per share	$(5.34)	$(201.01)	$(7.15)	$(304.38)
Weighted average common shares outstanding - basic and diluted	3,398,854	26,133	3,244,240	26,133

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025 AND 2024 (UNAUDITED)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
For the Three Months Ended June 30, 2025 and 2024
Balance - March 31, 2025	709,984	$710	328,658	$328	$62,131,745	$(70,145,456)	$(8,012,673)
Series A compensation expense	-	-	-	-	164,063	-	164,063
Issuance of Series D preferred stock and common stock for liabilities settlement	2,171,648	2,171	79,000	79	4,134,554	-	4,136,804
Issuance of Common stock in private placement	468,650	469	-	-	2,499,531	-	2,500,000
Conversion of notes payable into Common Stock	3,462,937	3,463	-	-	16,598,446	-	16,601,909
Conversion of Series D Preferred stock	50,050	50	(118,280)	(118)	68	-	0
Offering costs	-	-	-	-	(380,251)	-	(380,251)
Net loss	-	-	-	-	-	(18,137,743)	(18,137,743)
Balance - June 30, 2025	6,863,269	$6,863	289,378	$289	$85,148,156	$(88,283,199)	$(3,127,891)

Balance - March 31, 2024	26,133	$26	200,000	$200	$52,689,427	$(50,183,114)	$2,506,539
Series A compensation expense	-	-	-	-	1,344,125		1,344,125
Issuance of Series D preferred stock through the settlement and conversion of Revenue Interest Purchase note payable	-	-	133,000	133	999,872	-	1,000,005
Net loss	-	-	-	-	-	(5,253,004)	(5,253,004)
Balance - June 30, 2024	26,133	$26	333,000	$333	$55,033,424	$(55,436,118)	$(402,335)

For the Six Months Ended June 30, 2025 and 2024
Balance - December 31, 2024	76,516	$77	398,256	$398	$57,453,843	$(65,086,200)	$(7,631,882)
Series A compensation expense	-	-	-	-	328,126	-	328,126
Issuance of Common Stock for liabilities settlement	2,453,928	2,453	79,000	79	6,731,649	-	6,734,181
Issuance of Common stock in private placement	468,650	469	-	-	2,499,531	-	2,500,000
Issuance of Series D Preferred Stock for liabilities settlement	50,050	50	18,736	19	190,352	-	190,421
Issuance of Common stock in connection with consulting and financing arrangement	4,680	5	-	-	2,201	-	2,206
Conversion of Series D Preferred Stock into Common Stock	17,667	18	(206,614)	(207)	189	-	-
Conversion of notes payable into Common Stock	3,768,200	3,768	-	-	18,322,539	-	18,326,307
Offering costs	-	-	-	-	(380,251)	-	(380,251)
Effect of reverse stock split round lot shares	23,578	23	-	-	(23)	-	-
Net loss	-	-	-	-	-	(23,196,999)	(23,196,999)
Balance - June 30, 2025	6,863,269	$6,863	289,378	$289	$85,148,156	$(88,283,199)	$(3,127,891)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance - December 31, 2023	26,133	$26	200,000	$200	$51,555,427	$(47,481,836)	$4,073,817
Series A compensation expense	-	-	-	-	2,478,125	-	2,478,125
Issuance of Series D preferred stock through the settlement and conversion of Revenue Interest Purchase note payable			133,000	133	999,872	-	1,000,005
Net loss	-	-	-	-	-	(7,954,282)	(7,954,282)
Balance - June 30, 2024	26,133	$26	333,000	$333	$55,033,424	$(55,436,118)	$(402,335)

See Notes to Financial Statements and Note 1 regarding non-reliance on financial statements.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(23,196,999)	(7,954,282)
Depreciation and amortization	72,875	54,996
Non-cash, in-kind interest settled	984,576	-
(Gain) loss on disposition of property	-	662
Deferred compensation in connection with Series A preferred shares	328,126	2,478,125
Loss on debt extinguishment	12,317,785	250,000
Loss on settlement of liability	2,579,509	-
Settlement of revenue interest purchase note through issuance of preferred stock	-	750,005
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	(338,073)	672,733
Prepaid expense and other	(1,114,045)	3,774
Inventory	929,010	(569,126)
Lease deposits and other	(19,266)	-
Accounts payable	4,011,646	473,820
Accrued expenses	140,489	142,084
Deferred revenue	45,479	-
Right-of-use lease liabilities	(100,774)	-
Net Cash (Used in) Operating Activities	(3,359,662)	(3,697,209)

CASH FLOW FROM INVESTING ACTIVITIES:
Disposition of property and equipment	(42,272)	(5,939)
Net Cash Provided by Investing Activities	(42,272)	(5,939)

CASH FLOW FROM FINANCING ACTIVITIES:
Offering costs	(380,251)	-
Proceeds from line of credit	-	535,200
Proceeds from loans - officer - related party	-	215,461
Proceeds from loans - director - related party		400,000
Proceeds from working capital loans, net	6,639,026	2,091,503
Repayments of working capital loans, net	(180,320)	(233,927)
Origination fees	(39,600)	-
Proceeds of loans – officer - related party	7,745	-
Payments on line of credit	(350,000)	-
Proceeds from issuance of Common stock	2,500,000	-
Net Cash Provided by Financing Activities	8,196,600	3,008,237

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,794,666	(694,911)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	287,546	1,147,696

CASH AND CASH EQUIVALENTS AT END OF PERIOD	457,212	452,785
RESTRICTED CASH AT END OF PERIOD	4,625,000	-
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	5,082,212	452,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	155,148	281,666
Income taxes	-	-

See Notes to Financial Statements and Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2205

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

The Company has included the comparative three and six months ended June 30, 2024 in this filing; however, these figures have not been restated due to the undue burden it would place on the Company. The Company has not restated its Form 10-Q for the period ended June 30, 2024 due to the undue burden this would also have on the Company. The impact of any adjustments to the quarters ended March 31, 2024 and June 30, 2024 were included in the three months ended September 30, 2024 Form 10-Q. Accordingly, the accompanying consolidated statement of operations, the consolidated statement of stockholders’ equity/(deficit) for the three and six months ended June 30, 2024, the consolidated statement of cash flows for the six months ended June 30, 2024, and the accompanying notes for the three and six months ended June 30, 2024 should not be relied upon.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, the Champion Entities, and ARH Sub, LLC, a Utah limited liability company (“ARH Sub”) formed in June 2025 to facilitate the Streeterville Capital Note (see Note 10). All significant intercompany accounts and transactions have been eliminated.

Year-end

The Company’s year-end is December 31.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Restricted Cash

Restricted cash consists of amounts held in separate accounts that are legally or contractually restricted as to use. These restrictions may relate to collateral requirements, escrow arrangements, or other specific purposes and are not available for general operating activities. Restricted cash is included in the reconciliation of cash, cash equivalents, and restricted cash in the statement of cash flows, in accordance with ASC 230.

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer. Additionally, the Company offers extended warranties for the locking mechanism of its safes, which are separately purchased by customers. Warranty income is recognized over time based on the estimated useful life of the locks, which approximates 10 years. Unrecognized warranty income is presented as deferred revenue in the accompanying consolidated financial statements. Warranty income recognized was not significant for the three and six months ended June 30, 2025 and 2024.

The carrying amount of accounts receivable is reduced by an allowance for bad debts and expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was approximately $227,000 and $315,000 at June 30, 2025 and December 31, 2024, respectively. Net accounts receivable was $1,509,017, $1,170,944 and $2,674,540 at June 30, 2025, December 31, 2024, and January 1, 2024, respectively.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Percentage of revenue	2025	2024	2025	2024
Safes	95.1%	98.7%	95.7%	99.2%
Soft goods	1.4%	0.6%	1.6%	0.5%
Beverages	3.5%	0.7%	2.7%	0.3%
Total	100%	100%	100%	100%

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2025 and December 31, 2024, respectively. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024

Shares used in computation of basic earnings per share for the year ended	3,123,423	26,133
Pre-funded warrants	275,431	-
Total denominator	3,398,854	26,133

Net loss	$(18,137,743)	$(5,253,004)
Fully diluted loss per share	$(5.34)	$(201.01)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Shares used in computation of basic earnings per share for the year ended	2,968,809	26,133
Pre-funded warrants	275,431	-
Total denominator	3,244,240	26,133

Net loss	$(23,196,999)	$(7,954,282)
Fully diluted loss per share	$(7.15)	$(304.38)

In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be antidilutive.

Income Taxes

The Company follows ASC Topic 740 for recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change. For the three and six months ended June 30, 2025 and 2024, respectively, no income tax expense has been recorded given significant losses incurred and resulting valuation allowance on such losses.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2025 and December 31, 2024, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months and maintains sufficient net operating loss carryforwards in the event uncertain tax positions are identified. As necessary, the Company classifies tax-related penalties and net interest as income tax expense.

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

Operating leases are included in operating lease Right-of-use assets and operating lease liabilities, current and non-current, on the Company’s condensed consolidated balance sheets. The Company had no financing leases as of and for the three and six months ended June 30, 2025 and 2024.

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

Concentration Risk

The Company did not have any vendor or customer concentrations as of June 30, 2025 or December 31, 2024.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the three and six months ended June 30, 2025 of ($18,137,743) and ($23,196,999), respectively. The Company’s accumulated deficit was ($88,283,199) as of June 30, 2025 and ($65,086,200) as of December 31, 2024. The Company’s working capital deficit was $(4,637,940) as of June 30, 2025, compared to a working capital deficit of $(8,940,228) as of December 31, 2024.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expenses include the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Tony Stewart racing prepaid	$466,667	$-
Barham Enterprises prepaid	333,333	-
Charlotte Motors Speedway prepaid	105,000	-
MZ Digital prepaid	105,000	-
Other prepaids	415,922	311,878
Total prepaid expense	$1,425,922	$311,878

Prepaid expenses represent payments made by the Company for which the related benefits will be recognized in future periods. These amounts are expensed over the periods in which the benefits are expected to be realized. Prepaid expenses are classified as current assets on the condensed consolidated balance sheets.

NOTE 5 – INVENTORY AND DEPOSITS

Inventory and deposits include the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Inventory – raw materials	$1,682,296	$1,966,395
Inventory – finished goods	2,193,488	2,870,781
Less reserve for excess and obsolete inventory	(249,483)	(281,865)
Total Inventory	$3,626,301	$4,555,311

The Company accounts for excess and obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

When inventory is physically disposed of, the Company accounts for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. The valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. There were no material write-offs or inventory reserves during the three and six months ended June 30, 2025 and 2024.

Included in finished goods is approximately $209,000 and $162,000 in finished products related to our American Rebel branded beer lager as of June 30, 2025 and December 31, 2024, respectively. This inventory is immediately available to the consumer and for distribution.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Plant, property and equipment	$367,862	$351,590
Vehicles	439,555	413,555
	807,417	765,145
Less: Accumulated depreciation	(538,804)	(490,929)
Net property and equipment	$268,613	$274,216

For the three and six months ended June 30, 2025 and 2024, the Company recognized $24,601 and $30,681, and $47,875 and $54,996 in depreciation expense, respectively.

NOTE 7 – ACCRUED EXPENSE AND OTHER

Accrued expense and other includes the following:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accrued officer bonus	$703,374	$464,580
Accrued liabilities - Champion	181,586	28,000
Accrued liabilities - Beer	130,142	-
Accrued officer compensation	106,868	510,669
Tony Stewart Racing	-	434,000
Other accrued expenses	1,104,600	648,831
Total accrued expense and other	$2,226,570	$2,086,080

Accrued expenses represent obligations for goods and services received that have not yet been invoiced or paid as of the reporting date. These liabilities are recorded when incurred in accordance with the accrual basis of accounting and are classified as current liabilities on the condensed consolidated balance sheets.

NOTE 8 – RELATED PARTY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

Employment Agreements

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $87,832 and $86,154 plus stock awards, respectively for the three months ended June 30, 2025 and 2024 and $175,665 and $162,500 plus stock awards, respectively for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, approximately $232,000 and $338,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Doug E. Grau served as the Company’s President and Interim Principal Accounting Officer through June 30, 2025 (see Note 16). Compensation for Mr. Grau was $50,670 and $70,000 plus stock awards, respectively for the three months ended June 30, 2025 and 2024 and $101,340 and $132,500 plus stock awards, respectively for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, approximately $164,000 and $203,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Corey Lambrecht serves as the Company’s Chief Operating Officer. Compensation for Mr. Lambrecht was $71,364 and $70,000 plus stock awards, respectively for the three months ended June 30, 2025 and 2024 and $142,728 and $130,000 plus stock awards, respectively for the six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, approximately $309,000 and $316,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

There were no new stock awards granted and issued to Messrs. Ross, Grau and Lambrecht during 2025 and 2024. Additionally, the aforementioned officers advanced the Company approximately $8,000 and $214,000 for the three and six months ended June 30, 2025 and 2024, respectively, of which approximately $455,000 and $447,000 was outstanding as of June 30, 2025 and December 31, 2024, respectively. The advances are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding.

Series A Convertible Preferred Stock

The Company, in connection with its employment agreements, as amended, reserved for the issuance of 277,778 shares (on a post-split basis) of its common stock that are convertible under the Series A preferred stock conversion terms. The Series A preferred stock is convertible into 2 shares (on a post-split basis) of common stock for every one share of Series A preferred stock.

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended June 30, 2025 and 2024, the Company recognized $39,063 and $225,667 in compensation expense attributable to the share award grant and respective earn-out. For the six months ended June 30, 2025 and 2024, the Company recognized $78,126 and $451,334 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 41,667 shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Mr. Ross’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended June 30, 2025 and 2024, the Company recognized $62,500 and $454,167 in compensation expense attributable to the share award grant and respective earn-out. For the six months ended June 30, 2025 and 2024, the Company recognized $125,000 and $908,334 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 an additional 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 44,444 shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Mr. Grau’s amended employment agreement had an effective date of November 20, 2023, with a termination date of July 1, 2025 (see Note 16). The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through June 30, 2025 (see Note 16) For the three months ended June 30, 2025 and 2024, the Company recognized $62,500 and $454,167 in compensation expense attributable to the share award grant and respective earn-out. For the six months ended June 30, 2025 and 2024, the Company recognized $125,000 and $908,334 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 an additional 10,000 shares of Series A preferred stock vested for Mr. Grau, providing for a total of 44,444 shares of common stock that Mr. Grau may convert his Series A preferred shares into at any time. The Company is currently in the process of finalizing compensation arrangements for Mr. Grau.

For the three and six months ended June 30, 2025, no shares of Series A preferred stock were converted to common stock.

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

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. Stock-based compensation expense totaled $164,063 and $1,344,125 for the three months ended June 30, 2025 and 2024, respectively, and primarily relates to the aforementioned Series A preferred stock awards. Stock-based compensation expense totaled $328,125 and $2,478,125 for the six months ended June 30, 2025 and 2024, respectively, and primarily relates to the aforementioned Series A preferred stock awards.

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

Director’s Note

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note are to be utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of June 30, 2025, the note had not been repaid and remained outstanding, of which $400,000 is presented in the accompanying consolidated balance sheet within Loan – Director – related party, and the remaining $120,000 within accrued interest in the accompanying consolidated balance sheet.

NOTE 9 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America (“LOC”). The LOC accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at June 30, 2025 and December 31, 2024 for the Company was 6.92% and 7.25%, respectively), and is secured by all the assets of the Champion Entities. The LOC originally expired February 28, 2024, and was extended to April 30, 2024. The following table shows outstanding amounts due under the LOC:

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Line of credit from a financial institution.	$1,642,129	$1,992,129

Total recorded as a current liability	$1,642,129	$1,992,129

The balance at the maturity was approximately $1.9 million and access to the line of credit with Bank of America was terminated.

On May 30, 2025, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”). Subject to the terms of the Forbearance Agreement, Bank of America has agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the Credit Agreement with respect to or arising out of the Company’s failure to make payment on the outstanding principal amount on the Line of Credit. As a result of the uncured default, Bank of America filed a complaint against the Company on March 21, 2025 in the Fourth Judicial District Court, in and for Utah County, Utah (Case No. 250401345) seeking no less than $1,906,742.88, plus outstanding and accruing attorneys’ fees, all pre and post- judgment interest, equitable relief in favor of Bank of America , and any other relief that the Court deemed just and proper (collectively, the “Litigation”). Subject to the terms of the Forbearance Agreement, Bank of America will abstain from pursuing its claims against the Company in the Litigation through the Forbearance Period (defined below), provided that the Company breach any terms of the Forbearance Agreement. Further, the Company executed a Confession of Judgment and Verified Statement in connection with the Forbearance Agreement. Bank of America agrees to forbear from exercising its rights and remedies under the Credit Agreement through the close of business on June 30, 2025 (the “Forbearance Period”) on the following terms and conditions:

●	On the sooner to occur of (i) June 30, 2025 or (ii) the termination of the Forbearance Period in accordance with the Termination of Forbearance Period Section of the Forbearance Agreement, all remaining unpaid principal, accrued interest, fees, attorneys’ fees, and expenses and other amounts owing under the Credit Agreement shall be due and payable in full;
●	The Company made a principal payment in the amount of $100,000 on the execution of the Forbearance Agreement; and
●	Should the Company fail to pay Bank of America all remaining unpaid principal, accrued interest, fees, attorneys’ fees, and expenses and other amounts owing under the Credit Agreement and the Forbearance Agreement by close of business on June 30, 2025, the Company may, upon an additional payment of $100,000 to Bank of America by close of business on July 1, 2025, extend the Forbearance Period for an additional 30 days through and including July 31, 2025. The Company made an additional payment of $100,000 on July 1, 2025.

NOTE 10 – NOTES PAYABLE – WORKING CAPITAL

The Company has several working capital loan agreements in place, which are described in detail below.

	June 30, 2025	December 31, 2024
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $13,881.78 on June 30, 2024 with eight (8) additional payments of $13,881.78 on the 30th of each month following funding. The working capital loan was due and payable on February 28, 2025. The working capital loan has an effective interest rate of 18.8% without taking into account the 12% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1). The loan was converted during the six months ended June 30, 2025 at a conversion rate of $0.825 for 62,930 shares of common stock.	-	40,369
The Company has entered a number of working capital loan agreements structured as Revenue Interest Purchase Agreements (“revenue participation interest”, “RIP”). These working capital loans provided for a purchase of an ownership interest in the revenues of our Champion subsidiary. The revenue participation interest requires payments ranging from $10,000 to $30,000 per month until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price during the initial period ranges from $70,313 to $562,500. The repurchase price of the loans increases to $75,938 to $607,500 after the initial period has passed. The repurchase price is reduced by any revenue payments paid by the Company to the lender prior the loan being paid in full. The Revenue Interest Purchase Agreement also required the Company to make payments commencing after June 1, 2024 ranging from 3.86% to 15.45% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately. Two of the RIP agreements converted a potion of the amount due to the Company’s Series D Preferred stock.	-	675,000
On November 11, 2024, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and Altbanq Lending LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($150,469.11) of a promissory note dated March 27, 2024 in the original principal amount of $1,330,000 (the “Note”), with a current balance payable of $1,229,350 (the “Note Balance”). Contemporaneously with assignment of the assigned note portion to the Purchaser, the Company exchanged the $150,469.11 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange. At any time during the ninety days after the initial closing, the Purchaser may purchase additional portions of the Note, at one or more closing, by sending an additional closing notice in the amount set forth in the additional note notice and the Company will exchange such additional portions for shares of its common stock. During the six months ended June 30, 2025, the Company paid $120,046 in interest expense and converted a balance of $777,666 into 278,596 shares of common stock, resulting in a loss on extinguishment of debt of $411,718.	-	1,078,881
Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.	-	87,343
Working Capital loan agreement with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,347,000 which principal and interest (of $592,680) is due on June 30, 2025. Commencing December 2, 2024, the Company is required to make weekly payments of $64,656 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default.	575,000	1,347,000

On September 4, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). A one-time interest charge of 12% ($36,000) was applied to the Note upon issuance. Further, an original issue discount of $45,000, $75,436.02 was utilized to repay a June 2024 note with the Lender, commissions to a broker dealer of $8,000, and fees of $10,000 were applied on the issuance date, resulting in net loan proceeds to us of $161,563.98. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in eight payments; the first payment shall be in the amount of $37,333.33 and was due on September 30, 2024 with seven (7) subsequent payments each in the amount of $37,333.33 due on the last day of each month thereafter (a total payback to the Lender of $336,000.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender.Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. the Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the six months ended June 30, 2025, the Company made a payment for $64,950 by issuing 8,000 shares of common stock.	-	298,689
On August 8, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $179,400 (the “Note”). An original issue discount of $23,400 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $103,155 due on February 15, 2025, and remaining four payments of $25,788.75 due on the fifteenth day of each month thereafter (a total payback to the Lender of $206,310.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the six months ended June 30, 2025, the Company repaid the total loan balance by issued 13,277 shares of common stock, resulting in a loss on debt extinguishment of $86,424.	-	179,400
On August 27, 2024 through September 16, 2024, the Company entered into four loan advances with an investor. The principle of the advances ranged from $30,000 to $115,000 and included fees ranging from $7,500 to $15,000. The advances are on demand terms.	-	260,000
On October 4, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on October 30, 2024, and remaining eight payments due on the 30th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	-	97,812
On October 30, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, a Delaware limited partnership (“the Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $420,000 (the “Note”). An original issue discount of $70,000 and commissions to a broker dealer of $28,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $322,000. Accrued, unpaid interest at the rate of 10% and outstanding principal, subject to adjustment, is required to be paid on or before December 31, 2024. In addition to the Note, the Company issued the Lender a five-year common stock purchase warrant to purchase up to 72,165 shares of Common Stock at $5.82 per share (the “Warrant”). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note (along with any interest, penalties, and all other amounts under the Note) into restricted shares of common stock of the Company at a discount of 20% of the market price. The Lender agreed to limit the amount of stock received to less than 9.99% of the total outstanding common stock. The Company agreed to reserve 600,000 shares of common stock, which may be issuable upon conversion of the Note.	-	441,000

On November 6, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on December 15, 2024, and remaining eight payments due on the 15th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	-	111,463
On November 11, 2024, the Company entered into a twelve-month promissory note with an accredited investor (the “Lender”) in the principal amount of $400,000 (the “Note”). An original issue discount of $80,000 was applied on the issuance date and was paid through the issuance of 26,756 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $320,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments of $52,571.43, with the first payment due on May 11, 2025, and remaining six payments due on the 11th day of each month thereafter (a total payback to the Lender of $368,000.01). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after 180 days from the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $2.94 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times. On May 30, 2025, the lender converted $131,910 of the Note into 100,000 shares of the Company’s common stock. Further, on June 3, 3025, the lender converted the remaining $214,487 balance of the OID Note, including interest, into 184,934 shares of the Company’s common stock.	-	320,000
On December 13, 2024, the Company entered into a three-month promissory note with an accredited investor (the “Lender”) in the principal amount of $213,715 (the “Note”). An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in one lump sum payment of $155,625 on or before March 13, 2025. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $1.73 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	150,000	150,000
On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors (the “Lenders”) in the principal amounts of $617,100 (“Note 1”) and $123,420 (“Note 2”). An original issue discount of $117,100 was applied to Note 1 and $23,420 was applied to Note 2 on the issuance date and was paid through the issuance of 15,613 (Note 1) and 3,123 (Note 2) shares of the Company’s Series D Convertible Preferred Stock to the Lenders, resulting in net loan proceeds to the Company of $500,000 (Note 1) and $100,000 (Note 2). Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid on or before July 10, 2025 (a total payback to the Lender of $537,500 (Note 1) and $107,500 (Note 2)). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lenders, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender pursuant to the conversion rights referenced below. At any time after the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share, or upon the sale of common stock below $1.50 per share, the Lenders have the ability to convert the outstanding amounts of the Notes into shares of common stock at the lowest price sold prior to the registration of the common stock. Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, which may be issuable upon conversion of the Notes at all times.	-	-

On February 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $155,250 (the “Note”). An original issue discount of $20,250 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $129,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $89,268.50 due on August 15, 2025, and remaining four payments of $22,317.13 due on the fifteenth day of each month thereafter (a total payback to the Lender of $178,537.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	155,250	-
On March 3, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $94,300 (the “Note”). An original issue discount of $12,300 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $75,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $54,222.50 due on August 30, 2025, and remaining four payments of $13,555.63 due on the thirtieth day of each month thereafter (a total payback to the Lender of $108,445.00).	94,300	-
On April 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $182,275. An original issue discount of $23,775 and fees of $8,500 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000.	149,752	-
On April 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $153,525. An original issue discount of $20,025 and fees of $8,500 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $17,501.80 due on May 15, 2025, and remaining nine payments of the same amount due on the fifteenth day of each month thereafter (a total payback to the Lender of $175,018.00).	126,131	-
On May 27, 2025, the Company entered into five two year promissory notes with five accredited investors in the gross principal amount of $450,000. An original issue discount of $67,500 and guaranteed interest of $67,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $315,000. The Notes are required to be paid in one lump sum payment of $450,000 on or before May 27, 2027. At any time after one hundred eighty days of the issuance date of the Notes, upon five (5) business days’ written notice to Lenders, the Company has the option of prepaying the outstanding principal amount of the Notes, in whole or in part, by paying to the Lenders a sum of money equal to one hundred twenty-five percent (125%) of the principal amount to be redeemed, together with any and all other sums due, accrued or payable to the Lenders arising under the Notes. During the notice period, Lenders shall have the option of converting the Notes, in whole or in part, pursuant to the terms set forth below. At any time after one hundred eighty days of the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share (each share of Series D Convertible Preferred Stock in convertible into five shares of common stock). Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock into which the Series D Convertible Preferred Stock is convertible into. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock (153,000 shares of Series D Convertible Preferred Stock in total), and common stock issuable upon conversion thereof (765,000 shares of common stock in total), which may be issuable upon conversion of the Notes at all times.	450,000	-
On June 26, 2025, the “Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC pursuant to which the Company issued and sold to the Lender a secured promissory note in the original principal amount of $5,470,000. The Note carries an original issue discount of $450,000 and the Company agreed to pay $20,000 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company. On the Closing Date Lender paid $375,000 to the Company and $4,625,000 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly-owned subsidiary, ARH Sub, to be held pursuant to the Deposit Account Control Agreement (“DACA”), which is presented as restricted cash in the accompanying condensed consolidated balance sheets. Interest under the Note accrues at a rate of 10% per annum. The unpaid amount of the Note, any interest, fees, charges and late fees are due twenty-four months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note after 120 days of the date of the Note. Commencing six months after the date of issuance of the Note and at any time thereafter until the Note is paid in full, the Lender will have the right to redeem up to $950,000 under the Note per month, which amount will be due and payable in cash within two trading days of the Company’s receipt of a redemption notice from the Lender. The Company’s obligations under the Note and the other transaction documents are secured by the DACA, a guaranty from ARH Sub (the “Guaranty”) and a pledge (the “Pledge”) by the Company of all membership interest in ARH Sub (collectively, the “Security Agreements”).	5,450,000	-
Less: note discount	(289,943)	(148,492)
Total recorded as a current liability	$6,860,490	$4,938,465

Accrued interest was approximately $0.6 million and $1.3 million as of June 30, 2025 and December 31, 2024.

For the three and six months ended June 30, 2025, the Company recognized a net loss on debt extinguishment totaling $11,817,991 and $12,317,785, respectively, for various working capital loan arrangements. Because the loss on debt extinguishment represents a non-recurring measurement based on the fair value of financial instruments exchanged by the Company in settling such obligations, the following summarizes the approximate fair value of instruments issued by the Company as of the settlement dates:

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock	$12,317,785	$4,575,035	$7,742,750	$-

Level 2 fair value measurements in the table above were primarily measured through the Company’s publicly traded common stock price, which is an observable input in determining fair value.

NOTE 11 – INTANGIBLE ASSETS

As of June 30, 2025 and December 31, 2024, the Company had intangible assets, representing a trade name subject to amortization over a 10-year life, of $425,000 and $450,000, respectively, directly related to the 2022 acquisition of the Champion Entities. Annual amortization expense related to trade name approximates $50,000.

The Company will review its trade name intangible asset for impairment periodically (based on indicators of impairment) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charge was recognized during the three and six months ended June 30, 2025 and 2024.

NOTE 12 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 124,812 shares issued and outstanding of its Series A convertible preferred stock at June 30, 2025 and December 31, 2024, 350,000 shares authorized and 75,000 shares issued and outstanding of its Series B convertible preferred stock at June 30, 2025 and December 31, 2024, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock at June 30, 2025 and December 31, 2024, and 500,000 shares authorized and 89,566 and 198,444 shares issued and outstanding of its Series D convertible preferred stock at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, there were 6,863,269 and 76,516 shares of common stock issued and outstanding, respectively.

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

Silverback Conversions

During the six months ended June 30, 2025, the Company issued 1,036,744 shares of common stock to Silverback Capital Corporation (“SCC”), representing total accounts payable settlements of $4.1 million, resulting in a loss on conversion of $2.6 million.

In April 2025, the Company completed a series of stock conversions with SCC pursuant to the terms of existing convertible instruments. During this period, Silverback converted a significant portion of its holdings into shares of the Company’s common stock.

Debt to Equity Conversions

The conversions occurred over multiple tranches throughout April 2025, during which the Company’s stock price experienced substantial volatility. The trading price of the Company’s common stock ranged from a low of approximately $1.42 to a high of $19.50 during the month. The Company recognized a significant loss on extinguishment of debt of $12.3 million due to the volatility of the Company’s common stock price.

Shares Issuances

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

On April 2, 2025, the Company entered into a second Settlement Agreement and Stipulation (the “ Second Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $4,690,773 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price of $2.92. The Company agreed to issue SCC 2,800 shares of Common Stock as a settlement fee.

On April 3, 2025, SCC requested the issuance of 36,000 shares of Common Stock to SCC, representing a payment of approximately $29,700.

On April 4, 2025, SCC requested the issuance of 31,956 shares of Common Stock to SCC, representing a payment of approximately $26,364.

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

On April 4, 2025, the Company entered into definitive agreements for the purchase and sale of an aggregate of 724,640 shares of common stock (or pre-funded warrant in lieu thereof), series A warrants to purchase up to 724,640 shares of common stock and short-term series B warrants to purchase up to 2,173,920 shares of common stock at a purchase price of $3.45 per share of common stock (or per pre-funded warrant in lieu thereof) and accompanying warrants in a private placement priced at-the-market under Nasdaq rules for a total of $2.5 million. The series A warrants and the short-term series B warrants will have an exercise price of $2.95 per share and will be exercisable immediately upon issuance. The series A warrants will expire five years from the date of issuance and the short-term series B warrants will expire eighteen months from the date issuance. The private placement closed on April 8, 2025.

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

On April 10, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-fifth closing notice for the exchange of $66,023 of assigned note portion for 31,552 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a twenty-sixth closing notice for the exchange of $26,192 of assigned note portion for 12,514 shares of the Company’s common stock. This last closing notice repaid all the note balances currently due.

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

On April 16, 2025, SCC requested the issuance of 93,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $406,015.

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

On May 30, 2025, a lender, pursuant to an OID Note dated November 11, 2024, converted $131,910 of the OID Note into 100,000 shares of the Company’s common stock. Further, on June 3, 3025, the lender converted the remaining $214,487 balance of the OID Note, including interest, into 184,934 shares of the Company’s common stock.

Shares Reserved for Issuance Pursuant to Certain Executive Employment Agreements

The Company in connection with its employment agreement with Messrs. Ross, Grau and Lambrecht reserved for issuance 277,778 shares of its common stock that are convertible under the Series A preferred stock.

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

Refer to Note 8 – Notes Payable – Working Capital, for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the six months ended June 30, 2025.

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

Rent expense for operating leases totaled approximately $48,000 and $81,000 for the three months ended June 30, 2025 and 2024, respectively. Rent expense for operating leases totaled approximately $105,000 and $232,000 for the six months ended June 30, 2025 and 2024, respectively. These amounts are included in our consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	June 30, 2025	December 31, 2024
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$2,627,644	$2,909,213
Right-of-use lease liability, current	Other current liabilities	$774,123	$661,857
Right-of-use lease liability, long-term	Right-of-use operating lease liability	$1,877,580	$2,372,190

As of June 30, 2025, weighted-average remaining lease term and discount rate were as follows:

June 30, 2025
Weighted Average Remaining Lease Term:
Operating leases	2.2 years
Weighted Average Discount Rate:
Operating leases	12.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025	$526,128
2026	1,016,618
2027	870,185
2028	520,241
2029	278,328
Total future minimum lease payments, undiscounted	3,211,500
Less: Imputed interest	(559,797)
Present value of future minimum lease payments	$2,651,703

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the six months ended June 30, 2025 and 2024, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Liberty Safe and Security Products, Inc.

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

Bank of America

On May 30, 2025, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”). Subject to the terms of the Forbearance Agreement, Bank of America has agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the Credit Agreement with respect to or arising out of the Company’s failure to make payment on the outstanding principal amount on the Line of Credit. As a result of the uncured default, Bank of America filed a complaint against the Company on March 21, 2025 in the Fourth Judicial District Court, in and for Utah County, Utah (Case No. 250401345) seeking no less than $1,906,743, plus outstanding and accruing attorneys’ fees, all pre and post- judgment interest, equitable relief in favor of Bank of America , and any other relief that the Court deemed just and proper (collectively, the “Litigation”). Subject to the terms of the Forbearance Agreement, Bank of America will abstain from pursuing its claims against the Company in the Litigation through the Forbearance Period (defined below), provided that the Company breach any terms of the Forbearance Agreement. Further, the Company executed a Confession of Judgment and Verified Statement in connection with the Forbearance Agreement. Bank of America agrees to forbear from exercising its rights and remedies under the Credit Agreement through the close of business on June 30, 2025 (the “Forbearance Period”) on the following terms and conditions:

●	On the sooner to occur of (i) June 30, 2025 or (ii) the termination of the Forbearance Period in accordance with the Termination of Forbearance Period Section of the Forbearance Agreement, all remaining unpaid principal, accrued interest, fees, attorneys’ fees, and expenses and other amounts owing under the Credit Agreement shall be due and payable in full;
●	The Company made a principal payment in the amount of $100,000 on the execution of the Forbearance Agreement; and
●	Should the Company fail to pay Bank of America all remaining unpaid principal, accrued interest, fees, attorneys’ fees, and expenses and other amounts owing under the Credit Agreement and the Forbearance Agreement by close of business on June 30, 2025, the Company may, upon an additional payment of $100,000 to Bank of America by close of business on July 1, 2025, extend the Forbearance Period for an additional 30 days through and including July 31, 2025. The Company did not make the final payment of all amounts under the Credit Agreement on July 31, 2025. As of July 25, 2025, Bank of America issued a payoff statement showing the following:

○	Principal balance: $1,642,129
○	Interest: $58,404
○	Default interest: $94,353

Legal fees: $36,129 Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of June 30, 2025 and December 31, 2024 there were no outstanding letters of credit issued during the normal course of business. These letters of credit could reduce the Company’s available borrowings. The amount due on the line of credit as of June 30, 2025 was $1,642,129. The Company is currently not in compliance with its terms and covenants.

Nasdaq Compliance

As previously disclosed, on February 19, 2025, the Company received a letter (the “Notification Letter”) from The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because the stockholders’ equity of the Company as of September 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2025, was below the minimum requirement of $2,500,000 (the “Stockholders’ Equity Requirement”).

Pursuant to Nasdaq’s Listing Rules, the Company had 45 calendar days (until April 7, 2025), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted a Compliance Plan within the required time and amended it subsequently to provide additional information to Nasdaq.

On June 11, 2025, the Company received a letter from Nasdaq accepting the Compliance Plan and granting an extension through August 18, 2025 to evidence compliance with the Rule.

In the event the Company fails to evidence compliance within the extension period, the Company will have the right to a hearing before Nasdaq’s Hearing Panel. The hearing request would stay any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

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

NOTE 15 – SEGMENT REPORTING

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

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2025, through the date the financial statements were issued and determined that there were the following subsequent events:

1800 Diagonal Note

On July 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“1800”), pursuant to which 1800 made a loan to the Company, evidenced by a promissory note in the principal amount of $296,700 (the “1800 Note”). An original issue discount of $38,700 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $250,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $229,015.15 due on January 15, 2026, and remaining nine payments of $13,701.76 on the fifteenth day of each month thereafter (a total payback to 1800 of $352,331). Upon the occurrence and during the continuation of any Event of Default, the 1800 Note shall become immediately due and payable and the Company will be obligated to pay to 1800, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the 1800 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the 1800 Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the 1800 Note, 1800 may convert the outstanding unpaid principal amount of the 1800 Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the 1800 Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the 1800 Note at all times.

Boot Capital Note

On July 7, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC, an accredited investor (“Boot”), pursuant to which Boot made a loan to the Company, evidenced by a promissory note in the principal amount of $57,500 (the “Boot Note”). An original issue discount of $7,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $50,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $44,382.65 due on January 15, 2026, and remaining nine payments of $2,655.38 on the fifteenth day of each month thereafter (a total payback to the Lender of $68,281.00). Upon the occurrence and during the continuation of any Event of Default, the Boot Note shall become immediately due and payable and the Company will be obligated to pay to Boot, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Boot Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Boot Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Boot. Only upon an occurrence of an event of default under the Boot Note, Boot may convert the outstanding unpaid principal amount of the Boot Note into restricted shares of common stock of the Company at a discount of 25% of the market price. Boot agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Boot Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Boot Note at all times.

Sale of Unregistered Securities

On June 30, 2025, a lender, pursuant to an OID Note dated December 13, 2024, converted $12,317.97 of interest owed on the OID Note into 11,790 shares of the Company’s common stock. Further, on July 9, 2025, the lender converted the remaining $150,554.76 balance of the OID Note, including interest, into 159,994 shares of the Company’s common stock.

Departure and Appointment of Interim Principal Accounting Officer

July 1, 2025, Doug Grau stepped down from his roles as President and Interim Principal Accounting Officer of the Company. His resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. Mr. Grau will continue to work with the Company, as President of a new to be formed wholly-owned subsidiary, American Rebel Productions, LLC. Effective July 1, 2025, the Company appointed Darin Fielding, chief financial officer of the Company’s Champion Safe subsidiary, as Principal Accounting Officer. Mr. Fielding’s appointment reflects the planned leadership transition. Also effective July 1, 2025, Corey Lambrecht, the Company’s current Chief Operating Officer and a Director, assumed the additional role of President.

Series A Conversion

On August 1, 2025, Corey Lambrecht converted 350 shares of Series A preferred stock into 175,000 shares of common stock. Additionally, on August 1, 2025, Andy Ross converted 350 shares of Series A preferred stock into 175,000 shares of common stock.

Series D Conversion

On August 11, 2025, 20,000 shares of Series D preferred stock were converted into 100,000 shares of common stock.

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

Except as otherwise indicated by the context, references in this report to “Company,” “American Rebel Holdings,” “American Rebel,” “we,” “us” and “our” are references to American Rebel Holdings, Inc. and its operating subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, ARH Sub, LLC, Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC and Champion Safe De Mexico, S.A. de C.V. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis should be read along with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”). As described in Note 1 to the Financial Statements, we have included the comparative three and six months ended June 30, 2024 in this filing; however, these figures have not been restated due to the undue burden it would place on us. Additionally, we have not restated our Form 10-Q for the period ended June 30, 2024 due to the undue burden this would also have on us. The impact of any adjustments to the quarter ended June 30, 2024 have been included in the three months ended September 30, 2024. Accordingly, the accompanying consolidated statement of operations and the consolidated statement of stockholders’ equity/(deficit) for the three and six months ended June 30, 2024 and the consolidated statement of cash flows for the six months ended June 30, 2024, and the accompanying notes for the three and six months ended June 30, 2024, including references thereon within Management’s Discussion and Analysis, should not be relied upon.

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

Results of Operations

From inception through June 30, 2025, we have generated an accumulated deficit of $88,663,449. We expect to incur additional losses during fiscal year ending December 31, 2025, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	For the Three Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue	$2,842,596	$3,255,393	(412,797)	-13%
Cost of goods sold	2,873,969	3,224,738	(350,769)	-11%
Gross margin	(31,373)	30,655	(62,028)	-202%

Expenses:
Consulting/payroll and other costs	973,753	445,166	528,587	119%
Compensation expense – officers – related party	-	212,500	(212,500)	-100%
Compensation expense – officers – deferred comp – related party	164,063	1,344,125	(1,180,062)	-88%
Rental expense, warehousing, outlet expense	48,253	80,515	(32,262)	-40%
Product development costs	648,357	337,771	310,586	92%
Marketing and brand development costs	970,806	299,655	671,151	224%
Administrative and other	1,324,575	1,228,163	96,412	8%
Depreciation and amortization expense	37,100	30,681	6,419	21%
Total operating expenses	4,166,907	3,978,576	188,331	5%
Operating income (loss)	(4,198,280)	(3,947,921)	(250,359)	6%

Other Income (Expense)
Interest expense	(430,183)	(1,055,282)	625,099	-59%
Interest income	855	199	656	330%
Gain/(loss) on sale of equipment	-	-	-	0%
Other income	-	-	-	0%
Loss on debt extinguishment	(11,817,991)	(250,000)	(11,567,991)	4,627%
Loss on settlement of liability	(1,692,144)	-	(1,692,144)	100%
Net income (loss) before income tax provision	(18,137,743)	(5,253,004)	(12,884,739)	245%
Provision for income tax			-	0%
Net income (loss)	$(18,137,743)	$(5,253,004)	(12,884,739)	245%
Basic and diluted income (loss) per share	$(5.34)	$(201.01)
Weighted average common shares outstanding - basic and diluted	3,398,854	26,133

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the three months ended June 30, 2025, we reported Revenues of $2,842,596 compared to Revenues of $3,255,393 for the three months ended June 30, 2024. The decrease in Revenues of $412,797 (or (13%) period over period) for the current period compared to the three months ended June 30, 2024 is attributable to slower sales for 2025 and current market conditions. For the three months ended June 30, 2025, we reported Cost of Goods Sold of $2,873,969 compared to Cost of Goods Sold of $3,224,738 for the three months ended June 30, 2024. The decrease in Cost of Goods Sold of $350,769 (or (11%) period over period) for the current period is primarily attributable to the decrease in revenue. For the three months ended June 30, 2025, we reported Gross Margin of $(31,373), compared to Gross Margin of $30,655 for the three months ended June 30, 2024. The decrease in Gross Margin of $62,028 (or (202%) period over period) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentage for the three months ended June 30, 2025 was (1)% compared to 1% for the three months ended June 30, 2024. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the three months ended June 30, 2025 were $4,166,907 compared to $3,978,576 for the three months ended June 30, 2024 as further described below. Overall, we experienced a $188,331 increase in operating expenses period over period. This increase is primarily due to an increase in administrative and other expenses due to increased accounting and legal fees and increased marketing and brand development costs.

For the three months ended June 30, 2025, we incurred consulting/payroll and other costs (along with officer compensation) of $1,137,816 compared to consulting/payroll and other costs (along with officer compensation) of $2,001,791 for the three months ended June 30, 2024. The decrease in consulting/payroll and other costs of $(863,975) was due to the adjustment in the deferred compensation expense due to common stock equivalents on our Series A preferred stock as identified and corrected during the period ended September 30, 2024 upon finalization of the 2023 re-audit. The Company expects to try and maintain its consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the three months ended June 30, 2025, we incurred rental expense, warehousing, outlet expense of $48,253, compared to rental expense, warehousing, outlet expense of $80,515 for the three months ended June 30, 2024. The decrease in rental expense, warehousing, outlet expense of $32,262 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place.

For the three months ended June 30, 2025, we incurred product development expenses of $648,357 compared to product development expenses of $337,771 for the three months ended June 30, 2024. The increase in product development expenses of $310,586 is due to the timing of development expenses in connection with the private label beer. We expect to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended June 30, 2025, we incurred marketing and brand development expenses of $970,806 compared to marketing and brand development expenses of $299,655 for the three months ended June 30, 2024. The increase in marketing and brand development expenses of $671,151 (or 224% period over period) relates primarily to market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended June 30, 2025, we incurred administrative and other expense of $1,324,575 compared to administrative and other expense of $1,228,163 for the three months ended June 30, 2024. The increase in administrative and other expense of $96,412 (or 8% period over period) relates directly to increased professional fees including accounting and legal fees.

For the three months ended June 30, 2025, we incurred depreciation and amortization expense of $37,100 compared to depreciation and amortization expense of $30,681 for the three months ended June 30, 2025. The increase primarily relates to amortization related to intangible assets.

Other income and expenses

For the three months ended June 30, 2025, we incurred interest expense of $430,183 compared to interest expense of $1,055,282 for the three months ended June 30, 2024. The decrease in interest expense of $625,099 is due to a significant number of notes we have entered into and subsequently converted or modified.

For the three months ended June 30, 2025, we incurred a loss on debt extinguishment of $11,817,991 and loss on settlement of liability of $1,692,144. This is due to the conversion of debt into equity, which was not present during the three months ended June 30, 2024.

Net Loss

Net loss for the three months ended June 30, 2025 amounted to $18,137,743, resulting in a loss per share of $(5.34), compared to a net loss of $5,253,004 for the three months ended June 30, 2024, resulting in a loss per share of $(201.01) (adjusted for various reverse stock splits). The increase in the net loss for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is primarily due to a myriad of expenses that we incurred in the quarter, such as professional and legal fees, increased costs in marketing, and the softening of gross margin on sales as well as the significant loss on debt extinguishment as mentioned above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	For the Six Months Ended
	June 30, 2025	June 30, 2024	$ Change	% Change
Revenue	$5,353,920	$7,299,230	(1,945,310)	-27%
Cost of goods sold	5,096,240	6,427,252	(1,331,012)	-21%
Gross margin	257,680	871,978	(614,298)	-70%

Expenses:
Consulting/payroll and other costs	1,712,730	997,079	715,651	72%
Compensation expense – officers – related party	-	425,000	(425,000)	-100%
Compensation expense – officers – deferred comp – related party	328,126	2,478,125	(2,149,999)	-87%
Rental expense, warehousing, outlet expense	105,366	232,181	(126,815)	-55%
Product development costs	741,824	436,400	305,424	70%
Marketing and brand development costs	1,666,297	564,710	1,101,587	195%
Administrative and other	2,795,160	1,908,677	886,483	46%
Depreciation and amortization expense	72,875	54,996	17,879	33%
Total operating expenses	7,422,378	7,097,168	325,210	5%
Operating income (loss)	(7,164,698)	(6,225,190)	(939,508)	15%

Other Income (Expense)
Interest expense	(1,154,126)	(1,479,141)	325,015	-22%
Interest income	1,119	711	408	57%
Gain/(loss) on sale of equipment	-	(662)	662	-100%
Other income	18,000	-	18,000	100%
Loss on debt extinguishment	(12,317,785)	(250,000)	(12,067,785)	4,827%
Loss on settlement of liability	(2,579,509)	-	(2,579,509)	100%
Net income (loss) before income tax provision	(23,196,999)	(7,954,282)	(15,242,717)	192%
Provision for income tax	-	-	-	0%
Net income (loss)	$(23,196,999)	$(7,954,282)	(15,242,717)	192%
Basic and diluted income (loss) per share	$(7.15)	$(304.38)
Weighted average common shares outstanding - basic and diluted	3,244,240	26,133

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the six months ended June 30, 2025, we reported Revenues of $5,353,920 compared to Revenues of $7,299,230 for the six months ended June 30, 2024. The decrease in Revenues of $1,945,310 (or (27%) period over period) for the current period compared to the six months ended June 30, 2024 is attributable to slower sales for 2025 and current market conditions. For the six months ended June 30, 2025, we reported Cost of Goods Sold of $5,096,240 compared to Cost of Goods Sold of $6,427,252 for the six months ended June 30, 2024. The decrease in Cost of Goods Sold of $1,331,012 (or (21%) period over period) for the current period is primarily attributable to the decrease in revenue. For the six months ended June 30, 2025, we reported Gross Margin of $257,680, compared to Gross Margin of $871,978 for the six months ended June 30, 2024. The decrease in Gross Margin of $614,298 (or (70%) period over period) for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentage for the six months ended June 30, 2025 was 5% compared to 12% for the six months ended June 30, 2024. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the six months ended June 30, 2025 were $7,422,378 compared to $7,097,168 for the six months ended June 30, 2024 as further described below. Overall, we experienced a $325,210 increase in operating expenses period over period. This increase is primarily due to an increase in administrative and other expenses due to increased accounting and legal fees and increased marketing and brand development costs.

For the six months ended June 30, 2025, we incurred consulting/payroll and other costs (along with officer compensation) of $2,040,856 compared to consulting/payroll and other costs (along with officer compensation) of $3,900,204 for the six months ended June 30, 2024. The decrease in consulting/payroll and other costs of $(1,859,348) was due to the adjustment in the deferred compensation expense due to common stock equivalents on our Series A preferred stock as identified and corrected during the period ended September 30, 2024 upon finalization of the 2023 re-audit. The Company expects to try and maintain its consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the six months ended June 30, 2025, we incurred rental expense, warehousing, outlet expense of $105,366, compared to rental expense, warehousing, outlet expense of $232,181 for the six months ended June 30, 2024. The decrease in rental expense, warehousing, outlet expense of $126,815 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place.

For the six months ended June 30, 2025, we incurred product development expenses of $741,824 compared to product development expenses of $436,400 for the six months ended June 30, 2024. The increase in product development expenses of $305,424 is due to the timing of development expenses in connection with the private label beer. We expect to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the six months ended June 30, 2025, we incurred marketing and brand development expenses of $1,666,297 compared to marketing and brand development expenses of $564,710 for the six months ended June 30, 2024. The increase in marketing and brand development expenses of $1,101,587 (or 195% period over period) relates primarily to market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the six months ended June 30, 2025, we incurred administrative and other expense of $2,795,160 compared to administrative and other expense of $1,908,677 for the six months ended June 30, 2024. The increase in administrative and other expense of $886,483 (or 46% period over period) relates directly to increased professional fees including accounting and legal fees.

For the six months ended June 30, 2025, we incurred depreciation and amortization expense of $72,875 compared to depreciation and amortization expense of $54,996 for the three months ended June 30, 2025. The increase primarily relates to amortization related to intangible assets.

Other income and expenses

For the six months ended June 30, 2025, we incurred interest expense of $1,154,126 compared to interest expense of $1,479,141 for the six months ended June 30, 2024. Interest expense remained relatively consistent period over period due to the significant number of debt arrangements we had outstanding under both periods.

For the six months ended June 30, 2025, we incurred a loss on debt extinguishment of $12,317,785 and loss on settlement of liability of $2,579,509 compared to a loss on extinguishment of debt of $250,000 for the six months ended June 30, 2024. This is due to several additional conversions of debt into equity during the six months ended June 30, 2025.

Net Loss

Net loss for the six months ended June 30, 2025 amounted to $23,196,999, resulting in a loss per share of $(7.15), compared to a net loss of $7,954,282 for the six months ended June 30, 2024, resulting in a loss per share of $(304.38) (adjusted for various reverse stock splits). The increase in the net loss for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to a myriad of expenses that we incurred, such as professional and legal fees, increased costs in marketing, and the softening of gross margin on sales as well as the significant loss on debt extinguishment as mentioned above.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital decreased by $4,302,288 period over period where we had a working capital deficit of $(8,940,228) at December 31, 2024 compared to a working capital deficit balance of $(4,637,940) at June 30, 2025. This working capital decrease was due to increased expenses launching new products and slowing sales in its legacy business. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the six months ended June 30, 2025, we reduced anticipated cash outflows of $25.3 million through the issuance of common stock in exchange for settlement of our outstanding debt and payables.

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

Promissory Notes – Working Capital

Over the past twelve months, we entered into various working capital notes with a total balance of $6,860,490 as of June 30, 2025. The promissory notes have various terms – refer to Note 8 of our consolidated financial statements for the specific terms of each promissory note.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of June 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 30, 2025, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”). Subject to the terms of the Forbearance Agreement, Bank of America has agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the Credit Agreement with respect to or arising out of the Company’s failure to make payment on the outstanding principal amount on the Line of Credit. As a result of the uncured default, Bank of America filed a complaint against the Company on March 21, 2025 in the Fourth Judicial District Court, in and for Utah County, Utah (Case No. 250401345) seeking no less than $1,906,743, plus outstanding and accruing attorneys’ fees, all pre and post- judgment interest, equitable relief in favor of Bank of America , and any other relief that the Court deemed just and proper (collectively, the “Litigation”). Subject to the terms of the Forbearance Agreement, Bank of America will abstain from pursuing its claims against the Company in the Litigation through the Forbearance Period (defined below), provided that the Company breach any terms of the Forbearance Agreement. Further, the Company executed a Confession of Judgment and Verified Statement in connection with the Forbearance Agreement. Bank of America agrees to forbear from exercising its rights and remedies under the Credit Agreement through the close of business on June 30, 2025 (the “Forbearance Period”) on the following terms and conditions:

●	On the sooner to occur of (i) June 30, 2025 or (ii) the termination of the Forbearance Period in accordance with the Termination of Forbearance Period Section of the Forbearance Agreement, all remaining unpaid principal, accrued interest, fees, attorneys’ fees, and expenses and other amounts owing under the Credit Agreement shall be due and payable in full;
●	The Company made a principal payment in the amount of $100,000 on the execution of the Forbearance Agreement; and
●	Should the Company fail to pay Bank of America all remaining unpaid principal, accrued interest, fees, attorneys’ fees, and expenses and other amounts owing under the Credit Agreement and the Forbearance Agreement by close of business on June 30, 2025, the Company may, upon an additional payment of $100,000 to Bank of America by close of business on July 1, 2025, extend the Forbearance Period for an additional 30 days through and including July 31, 2025.

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

On May 30, 2025, a lender, pursuant to an OID Note dated November 11, 2024, converted $131,910 of the OID Note into 100,000 shares of the Company’s common stock. Further, on June 3, 3025, the lender converted the remaining $214,487.26 balance of the OID Note, including interest, into 184,934 shares of the Company’s common stock.

On June 30, 2025, a lender, pursuant to an OID Note dated December 13, 2024, converted $12,317.97 of interest owed on the OID Note into 11,790 shares of the Company’s common stock. Further, on July 9, 2025, the lender converted the remaining $150,554.76 balance of the OID Note, including interest, into 159,994 shares of the Company’s common stock.

Subsequent Issuances after Quarter-End

On July 12, 2025, a holder of 60,000 shares of Series D Preferred Stock converted such shares into 300,000 shares of common stock at a conversion price per share of $1.50.

Effective August 1, 2025, the Company entered into a 5-month strategic advisory agreement, pursuant to which the Company issued the advisor 4,000 shares of Series D Convertible Preferred Stock valued at $30,000.

On August 1, 2025, the Company authorized the issuance of 175,0000 shares of common stock to Corey Lambrecht, the Company’s President/COO and a director, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

On August 1, 2025, the Company authorized the issuance of 175,0000 shares of common stock to Charles A. Ross, Jr., the Company’s CEO and chairman, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

On August 11, 2025, a holder of 10,000 shares of Series D Preferred Stock converted such shares into 50,000 shares of common stock at a conversion price per share of $1.50.

On August 11, 2025, a holder of 10,000 shares of Series D Preferred Stock converted such shares into 50,000 shares of common stock at a conversion price per share of $1.50.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2025.

Item 3 – Defaults upon Senior Securities

Bank of America Forbearance Agreement

As previously disclosed in the Form 8-K filed on June 10, 2025, on May 30, 2025, Champion Safe Company, Inc. (the “Borrower”), a wholly-owned subsidiary of American Rebel Holdings, Inc. (the “Company”), entered into a Forbearance Agreement (the “Forbearance Agreement”) by and among the Borrower, the guarantors identified therein (collectively, the “Guarantors”), and Bank of America, N.A. (the “Bank”) under the line of credit, dated as of February 10, 2023, by and among the Borrower, the Guarantors, and the Bank (the “Credit Agreement”).

Subject to the terms of the Forbearance Agreement, the Bank had agreed to forbear, until July 31, 2025, from exercising certain of their available remedies under the Credit Agreement with respect to or arising out of the Borrower’s failure to make payment on the outstanding principal amount of the Term Loan on the Expiration Date, as amended (as defined in the Credit Agreement) (the “Identified Default”).

As a result of the uncured Identified Default, the Bank filed a complaint against Borrower and Guarantors on March 21, 2025 in the Fourth Judicial District Court, in and for Utah County, Utah (Case No. 250401345) seeking no less than $1,906,742.88, plus outstanding and accruing attorneys’ fees, all pre and post- judgment interest, equitable relief in favor of Bank, and any other relief that the Court deemed just and proper (collectively, the “Litigation”).

Subject to the terms of the Forbearance Agreement, the Bank had agreed to abstain from pursuing its claims against Borrower and Guarantors in the Litigation through the Forbearance Period (defined below), provided that neither Borrower nor Guarantors breach any terms of the Forbearance Agreement. Further, the Borrower and Guarantors executed a Confession of Judgment and Verified Statement in connection with the Forbearance Agreement.

Bank agreed to forbear from exercising its rights and remedies under the Credit Agreement through the close of business on July 31, 2025 (the “Forbearance Period”) on the following terms and conditions:

● On the sooner to occur of (i) July 31, 2025 or (ii) the termination of the Forbearance Period in accordance with the Termination of Forbearance Period Section of the Forbearance Agreement, all remaining unpaid principal, accrued interest, fees, attorneys’ fees, and expenses and other amounts owing under the Credit Agreement shall be due and payable in full; and

● Champion made a principal payment in the amount of $100,000.00 on the execution of the Forbearance Agreement and an additional $100,000 on June 30, 2025, which extended the original Forbearance Period from June 30, 2025 to July 31, 2025.

Champion did not make the final payment of all amounts owed under the Credit Agreement on July 31, 2025. As of July 25, 2025, the Bank issued a payoff statement showing:

1.	Principal Balance	$1,642,129.00

2.	Interest	$58,403.91

3.	Default Interest	$94,352.56

4.	Legal Fees	$28,046.95 (which increased to $36,129.04 by July 31, 2025)

Total due to the Bank as of July 31, 2025 was $1,831,014.51 and accrues interest at the rate of $570.23 per day afterwards. This does not include any additional fees, expenses, penalties or costs.

Champion and the Company continue to work with the Bank towards an amicable resolution to this matter.

The foregoing description of the Forbearance Agreement does not purport to be complete and is subject to, and qualified, in its entirety by, the full text of the Forbearance Agreement, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2025.

Other Debts

The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses from operations and cash flow difficulties. The Company’s accumulated deficit was ($88,633,450) as of June 30, 2025 and ($65,086,200) as of December 31, 2024. The Company has experienced cash flow restraints and has missed payments due under several financing agreements. To date, the majority of lenders have been working with the Company towards amenable solutions to remedy any issues related to such agreements.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

On July 31, 2025, the Company entered into a two-year promissory notes with an accredited investor (the “Lender”) in the gross principal amount of $500,000 (the “Note”). An original issue discount of $75,000 and guaranteed interest of $75,000 was applied on the issuance date, resulting in net loan proceeds to the Company of $350,000, which were received on August 8, 2025. The Notes are required to be paid in one lump sum payment of $500,000 on or before July 31, 2027. In addition, on the 150th day after the issuance date of the Note, the Company shall pay the Lender a monitoring fee of $10,000.00.

Proceeds from the Note is intended to be utilized to support the Company’s ongoing refinancing efforts with Bank of America. Specifically, the Borrower intends to apply such proceeds toward extending the existing forbearance agreement with Bank of America through December 31, 2026, or such other date as may be mutually agreed upon between the Company and Bank of America. In the event the Company successfully negotiates a continued forbearance or full satisfaction of its obligations with Bank of America, any remaining available net proceeds shall be used for general corporate purposes, including but not limited to working capital, operational expansion, and strategic initiatives aligned with the Company’s business objectives.

Minor Default shall mean a specific type of default under the Note that occurs solely as a result of the Company’s failure to pay the monitoring fee when due, and such failure remains uncured for a period of thirty (30) calendar days following the due date. A Minor Default shall trigger acceleration of the Note, but the total amount due and payable shall be equal to one hundred five percent (105%) of the outstanding Principal amount of the Note, plus any accrued and unpaid Interest and fees, if any, as of the date of acceleration.

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

At any time after one hundred eighty days of the issuance date of the Note, upon five (5) business days’ written notice to Lender, the Company has the option of prepaying the outstanding principal amount of the Note, in whole or in part, by paying to the Lender a sum of money equal to one hundred thirty-five percent (135%) of the principal amount to be redeemed, together with any and all other sums due, accrued or payable to the Lender arising under the Note.

At any time after one hundred eighty days of the issuance date of the Note, the Company and the Lender may mutually agree to allow the Lender to convert the outstanding unpaid principal amount of the Note into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share (each share of Series D Convertible Preferred Stock in convertible into five shares of common stock). The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock into which the Series D Convertible Preferred Stock is convertible into. There are no warrants or other derivatives attached to the Note. The Company granted the Lender piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock (200,000 shares of Series D Convertible Preferred Stock in total), and common stock issuable upon conversion thereof (1,000,000 shares of common stock in total), which may be issuable upon conversion of the Note at all times.

The foregoing description of the Note and of all of the parties’ rights and obligations under the Note is qualified in their entirety by reference to the OID Note, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 8-K, and of which is incorporated herein by reference.

In addition to the Note, the Company entered into a 5-month strategic advisory agreement with the Lender. As consideration for the advisory services, the Company issued the advisor 4,000 shares of Series D Convertible Preferred Stock valued at $30,000.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation effectuating 1-for-9 Reverse Stock Split effective October 2, 2024 (Incorporated by references to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
3.6	ARH Sub Operating Guidelines (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 3, 2025)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.7	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.8	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.9	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.10	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.11	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 6, 2023)
4.12	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.13	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
4.14	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
4.15	April 2025 Private Placement Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 10, 2025)
4.16	April 2025 Private Placement Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 10, 2025)
4.17	April 2025 Private Placement Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 10, 2025)
4.18	April 2025 Private Placement Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 10, 2025)
4.19	Streeterville Capital OID Note dated June 26, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 3, 2025)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)
10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)

10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
10.25	$500,000 Revenue Interest Purchase Agreement dated April 19, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on April 25, 2024)
10.26	KBI Securities Exchange Agreement dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2024)
10.27	1800 Diagonal Note dated May 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2024)
10.28	1800 Diagonal Securities Purchase Agreement dated May 28, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 4, 2024)
10.29	Coventry Enterprises, LLC Note dated June 14, 2024 (Incorporated by reference to Exhibit 10.29 to Form 10-Q filed on June 14, 2024)
10.30	Coventry Enterprises, LLC Securities Purchase Agreement dated June 14, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-Q filed on June 14, 2024)
10.31	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.32	Parkview Advance Futures Receivables Sale and Purchase Agreement dated July 2, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 11, 2024)
10.33	Agile Lending Subordinated Business Loan and Security Agreement dated July 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 11, 2024)
10.34	KBI Conversion Agreement dated July 10, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 11, 2024)
10.35	Securities Exchange and Amendment Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2024)
10.36	Securities Exchange and Amendment Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 7, 2024)
10.37	$100,000 Amended RIP Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 7, 2024)
10.38	$100,000 Amended RIP Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 7, 2024)

10.39	$300,000 Amended RIP Agreement No. 3 effective August 5, 2024 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 7, 2024)
10.40	1800 Diagonal Note dated August 8, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 13, 2024)
10.41	1800 Diagonal Securities Purchase Agreement dated August 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 13, 2024)
10.42	Coventry Enterprises Note dated September 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 9, 2024)
10.43	Coventry Enterprises Securities Purchase Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated September 9, 2024)
10.44	Coventry Enterprises Conversion Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated September 9, 2024)
10.45	1800 Diagonal Note dated October 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 8, 2024)
10.46	1800 Diagonal Securities Purchase Agreement dated October 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 8, 2024)
10.47	Investor Securities Exchange Agreement dated October 23, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2024)
10.48	Alumni Capital Note dated October 30, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 1, 2024)
10.49	Alumni Capital Securities Purchase Agreement dated October 30, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 1, 2024)
10.50	Alumni Capital Warrant dated October 30, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated November 1, 2024)
10.51	1800 Diagonal Note dated November 6, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2024)
10.52	1800 Diagonal Securities Purchase Agreement dated November 6, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 8, 2024)
10.53	Purchase and Exchange Agreement dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 13, 2024)
10.54	$400,000 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 13, 2024)
10.55	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 6, 2025)
10.56	AgileLending Subordinated Business Loan and Security Agreement (Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 9, 2025)
10.57	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.58	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.59	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.60	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.61	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.62	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.63	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)
10.64	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.65	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.66	April 2025 Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2025)
10.67	April 2025 Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 10, 2025)
10.68	1800 Diagonal Note dated April 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 14, 2025)
10.69	1800 Diagonal Securities Purchase Agreement dated April 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 14, 2025)
10.70	Form of OID Note dated May 27, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 30, 2025)
10.71	Bank of America Forbearance Agreement dated May 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2025)
10.72	Streeterville Capital Note Purchase Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2025)
10.73	Streeterville Capital DACA dated June 26, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 3, 2025)
10.74	Streeterville Capital Guaranty dated June 26, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 3, 2025)
10.75	Streeterville Capital Pledge Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 3, 2025)
10.76	1800 Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 14, 2025)

10.77	1800 Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 14, 2025)
10.78	Boot Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 14, 2025)
10.79	Boot Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 14, 2025)
10.80#	OID Note dated July 31, 2025
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Tony Stewart Sponsorship Expansion Press Release dated March 27, 2025 (Incorporated by reference to Exhibit 99.1 to Form 10-K filed April 9, 2025)
99.1	Tony Stewart Sponsorship Expansion Press Release dated March 27, 2025 (Incorporated by reference to Exhibit 99.1 to Form 10-K filed April 9, 2025)
99.2	Nationwide Ad Campaign Press Release dated March 28, 2025 (Incorporated by reference to Exhibit 99.2 to Form 10-K filed April 9, 2025)
99.3	Andy Ross on South Florida Television Morning Shows Press Release dated April 2, 2025 (Incorporated by reference to Exhibit 99.3 to Form 10-K filed April 9, 2025)
99.4	American Rebel Story Press Release dated April 3, 2025 (Incorporated by reference to Exhibit 99.4 to Form 10-K filed April 9, 2025)
99.5	Up to $11 million Private Placement Press Release dated April 4, 2025 (Incorporated by reference to Exhibit 99.5 to Form 10-K filed April 9, 2025)
99.6	Corporate Update Press Release dated April 7, 2025 (Incorporated by reference to Exhibit 99.6 to Form 10-K filed April 9, 2025)
99.7	April 2025 Offering Closing Press Release, dated April 9, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed April 10, 2025)
99.7	Andy Ross on Miami TV Press Release dated April 10, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed April 14, 2025)
99.8	American Rebel Beer 4-Wide Nationals Press Release dated April 14, 2025 (Incorporated by reference to Exhibit 99.28 to Form 10-Q filed May 15, 2025)
99.9	American Rebel Beer Launch Event in Bowling Green Kentucky Press Release dated April 15, 2025 (Incorporated by reference to Exhibit 99.29 to Form 10-Q filed May 15, 2025)
99.10	Tony Stewart Las Vegas Win Press Release dated April 17, 2025 (Incorporated by reference to Exhibit 99.30 to Form 10-Q filed May 15, 2025)
99.11	American Rebel Light Title Sponsor at Charlotte Motor Speedway Press Release dated April 21, 2025 (Incorporated by reference to Exhibit 99.31 to Form 10-Q filed May 15, 2025)
99.12	American Rebel Beer North Carolina Distributor Press Release dated April 22, 2025 (Incorporated by reference to Exhibit 99.32 to Form 10-Q filed May 15, 2025)
99.13	Andy Ross on NBC-TV West Palm Beach Press Release dated April 25, 2025 (Incorporated by reference to Exhibit 99.33 to Form 10-Q filed May 15, 2025)
99.14	Champion Safe NRA Annual Meeting Press Release dated April 28, 2025 (Incorporated by reference to Exhibit 99.34 to Form 10-Q filed May 15, 2025)
99.15	Mar-a-Lago Board Meeting Press Release dated April 29, 2025 (Incorporated by reference to Exhibit 99.35 to Form 10-Q filed May 15, 2025)
99.16	Key Strategic Expansion Initiatives Press Release dated May 1, 2025 (Incorporated by reference to Exhibit 99.36 to Form 10-Q filed May 15, 2025)
99.17	North Florida Distributor Agreement Press Release dated May 6, 2025 (Incorporated by reference to Exhibit 99.37 to Form 10-Q filed May 15, 2025)
99.18	Indiana Distributor Agreement Press Release dated May 7, 2025 (Incorporated by reference to Exhibit 99.38 to Form 10-Q filed May 15, 2025)
99.19	4-Wide Nationals Replay Press Release dated May 8, 2025 (Incorporated by reference to Exhibit 99.39 to Form 10-Q filed May 15, 2025)
99.20	101st Airborne Division’s Week of the Eagles Concert Press Release dated June 10, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed June 12, 2025)
99.21	Free Shipping on Beer Through June 30th Press Release dated June 12, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed June 13, 2025)
99.22	American Rebel Productions Press Release dated July 10, 2025 (Incorporated by reference to Exhibit 99.1 to Form 8-K filed July 14, 2025)
99.23	Clark Beverage Group (Mississippi) Press Release dated July 10, 2025 (Incorporated by reference to Exhibit 99.2 to Form 8-K filed July 14, 2025)
99.24#	Clark Beverage Group Press Release #2 dated July 15, 2025
99.25#	Champion Safe Colorado Dealer Expansion Press Release dated July 17, 2025
99.26#	Eldora Speedway 42nd Annual Kings Royal Race Week Press Release dated July 18, 2025
99.27#	Matt Hagan Win at Muckleshoot Casino Resort NHRA Finals Press Release dated July 22, 2025
99.28#	American Rebel Beer Sales and Initial Placement Velocity Press Release dated July 23, 2025
99.29#	Second National Media Blitz Press Release dated July 29, 2025
99.30#	Total Wine & More Sales Growth Press Release dated August 5, 2025
99.31#	Champion Safe 30% Sales Grown with Northwest Safe Press Release dated August 7, 2025
99.32#	Knoxville Nationals Press Release dated August 8, 2025
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 12, 2025

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Darin Fielding
	Charles A. Ross, Jr., CEO		Darin Fielding
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

