Form 10-Q
period 2025-09-30
AMERICAN REBEL HOLDINGS INC
filed 2025-11-10
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2025 was 6,136,970.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Consolidated Financial Statements (Unaudited)	3

	Consolidated Balance Sheets of American Rebel Holdings, Inc. at September 30, 2025 (Unaudited) and December 31, 2024 (Audited)	3

	Consolidated Statements of Operations of American Rebel Holdings, Inc. for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	4

	Consolidated Statements of Stockholders Equity (Deficit) of American Rebel Holdings, Inc. for the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)	5

	Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the Nine Months Ended September 30, 2025 and 2024 (Unaudited)	6

	Notes to the Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION		52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Mine Safety Disclosure	57

Item 5.	Other Information	57

Item 6.	Exhibits	58

Signatures		64

Part I. Financial Information

Item 1.- Interim Condensed Consolidated Financial Statements (Unaudited)

AMERICAN REBEL HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$722,233	$287,546
Restricted cash	2,624,501	-
Accounts receivable, net	721,207	1,170,944
Prepaid expense	1,322,225	311,878
Deferred offering costs	90,000	-
Inventory	3,555,160	4,555,311
Total Current Assets	9,035,326	6,325,679

Property and Equipment, net	14,285,075	274,216

OTHER ASSETS:
Lease deposits and other	71,930	47,107
Investments	5,499,850	-
Right-of-use lease assets	2,438,653	2,909,213
Intangible assets, net	412,500	450,000
Total Other Assets	8,422,933	3,406,320

TOTAL ASSETS	$31,743,334	$10,006,215

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$3,330,297	$3,193,022
Accrued expense and other	2,030,879	2,086,080
Accrued interest	140,455	1,259,922
Deferred revenue	351,447	286,716
Loan – Officers – related party	448,340	447,716
Loans – Working capital, net	19,200,733	4,938,465
Loan – Director – related party	400,000	400,000
Line of credit	-	1,992,129
Right-of-use lease liability, current	783,197	661,857
Total Current Liabilities	26,685,348	15,265,907

Right-of-use lease liability, long-term	1,679,729	2,372,190

TOTAL LIABILITIES	28,365,077	17,638,097

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,117,018 and 301,256 issued and outstanding, at September 30, 2025 and December 31, 2024, respectively, comprised of Preferred Shares A, B, and D
Preferred - Series A	124	125
Preferred - Series B	75	75
Preferred - Series D	916	198
Preferred - Series E	2	-
Common Stock, $0.001 par value; 600,000,000 shares authorized; 528,937 and 3,826 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	529	4
Additional paid in capital	96,889,837	57,453,916
Accumulated deficit	(93,513,226)	(65,086,200)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,378,257	(7,631,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,743,334	$10,006,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The Company’s common stock outstanding as of December 31, 2024 has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$1,877,518	$2,337,786	$7,231,439	$9,637,016
Cost of goods sold	2,075,288	2,835,763	7,171,528	9,263,015
Gross margin	(197,770)	(497,977)	59,911	374,001

Expenses:
Consulting/payroll and other costs	739,334	478,371	2,452,064	1,475,450
Compensation expense – officers – related party	-	(425,000)	-	-
Compensation expense – officers – deferred comp – related party	164,063	(1,985,936)	492,189	492,189
Rental expense, warehousing, outlet expense	39,742	103,562	145,108	335,743
Product development costs	160,209	277,483	902,033	713,883
Marketing and brand development costs	739,976	624,509	2,406,274	1,189,219
Administrative and other	1,602,039	1,414,889	4,397,199	3,323,566
Depreciation and amortization expense	37,038	54,817	109,913	109,813
Total operating expenses	3,482,401	542,695	10,904,780	7,639,863
Operating income (loss)	(3,680,171)	(1,040,672)	(10,844,869)	(7,265,862)

Other Income (Expense)
Interest expense	(329,231)	(649,216)	(1,483,357)	(2,128,357)
Interest income	147	348	1,266	1,059
Gain/(loss) on sale of equipment	-	4,088	-	3,426
Other income	-	-	18,000	-
Loss on debt extinguishment	(1,213,772)	(62,505)	(13,531,557)	(312,505)
Loss on settlement of liability	(7,000)	-	(2,586,509)	-
Net income (loss) before income tax provision	(5,230,027)	(1,747,957)	(28,427,026)	(9,702,239)
Provision for income tax	-		-	-
Net income (loss)	$(5,230,027)	$(1,747,957)	$(28,427,026)	$(9,702,239)
Basic and diluted income (loss) per share	$(32.44)	$(3,032.24)	$(113.30)	$(6,664.86)
Weighted average common shares outstanding - basic and diluted	161,208	576	250,905	1,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. See Note 1 regarding non-reliance on financial information.

(1)	The Company’s common stock outstanding for the three and nine months ended September 30, 2024 has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
For the Three Months Ended September 30, 2025
Balance - June 30, 2025	343,163	$343	289,378	$289	$85,154,676	$(88,283,199)	$(3,127,891)
Series A compensation expense	-	-	-	-	163,078	-	163,078
Conversion of Series A preferred stock to common stock	35,000	35	(1,400)	(1)	1,364	-	1,398
Exercise of warrants	6,107	6	-	-	132	-	138
Issuance of Series D preferred stock and common stock for liabilities settlement	-	-	104,947	105	589,895	-	590,000
Issuance of common stock and Series D preferred stock for consulting services	25,000	25	29,000	29	587,446	-	587,500
Conversion of notes payable to common stock	51,769	52	-	-	1,911,173	-	1,911,225
Conversion of Series D preferred stock to common stock	20,000	20	(10,000)	(10)	(10)	-	-
Common stock and warrants issued for minority interest investment	42,616	43	-	-	1,999,808	-	1,999,851
Series E preferred stock issued in connection with Damon Note	-	-	2,000	2	1,999,998	-	2,000,000
Series D preferred stock issued in exchange for investment	-	-	498,800	499	3,738,681	-	3,739,180
Issuance of Series D preferred stock	-	-	204,293	204	848,596	-	848,800
Offering costs	-	-	-	-	(105,000)	-	(105,000)
Effect of reverse stock split round lot shares	5,282	5	-	-	-	-	5
Net loss	-	-	-	-	-	(5,230,027)	(5,230,027)
Balance - September 30, 2025	528,937	$529	1,117,018	$1,117	$96,889,837	$(93,513,226)	$3,378,257

For the Nine Months Ended September 30, 2025
Balance - December 31, 2024	3,826	$4	398,256	$398	$57,453,916	$(65,086,200)	$(7,631,882)
Series A compensation expense	-	-	-	-	492,189	-	492,189
Conversion of Series A preferred stock to common stock	35,000	35	(1,400)	(1)	1,364	-	1,398
Exercise of warrants	6,107	6	-	-	132	-	138
Issuance of Series D preferred stock and common Stock for liabilities settlement	125,199	125	204,069	172	7,513,288	-	7,513,617
Issuance of common stock and Series D preferred stock for consulting services	25,000	25	29,000	29	587,446	-	587,500
Issuance of Common stock in private placement	23,433	24	-	-	2,499,976	-	2,500,000
Issuance of Common stock in connection with consulting and financing arrangement	234	-	-	-	2,205	-	2,205
Conversion of Series D Preferred Stock to Common Stock	20,883	21	(218,000)	(218)	197	-	-
Conversion of notes payable into Common Stock	240,179	240	-	-	20,237,292	-	20,237,532
Common stock and warrants issued for minority interest investment	42,616	43	-	-	1,999,808	-	1,999,851
Series E preferred stock issued in connection with Damon Note	-	-	2,000	2	1,999,998	-	2,000,000
Series D preferred stock issued for asset acquisition	-	-	498,800	499	3,738,681	-	3,739,180
Issuance of Series D preferred stock	-	-	204,293	204	848,596	-	848,800
Offering costs	-	-	-	-	(485,251)	-	(485,251)
Effect of reverse stock split round lot shares	6,461	6	-	-	-	-	6
Net loss	-	-	-	-	-	(28,427,026)	(28,427,026)
Balance - September 30, 2025	528,937	$529	1,117,018	$1,117	$96,889,837	$(93,513,226)	$3,378,257

For the Three Months Ended September 30, 2024
Balance - June 30, 2024	11,760	$12	333,334	$333	$53,976,065	$(55,436,118)	$(1,459,708)
Conversion of Series D preferred stock to common stock	4,464	4	(133,334)	(133)	622,233	-	622,104
Issuance of common stock	1,347	1	-	-	301,674	-	301,675
Series A compensation expense	-	-	-	-	(1,985,936)	-	(1,985,936)
Issuance of Common stock in connection with Amended Convertible Note Payable	446	1	-	-	100,000	-	100,001
Issuance of Common stock in connection with Amended VGR working capital loan - August 2024	335	-	-	-	75,000	-	75,000
Issuance of Common stock in connection with Amended VGR working capital loan - September 2024	446	1	-	-	100,000	-	100,001
Series D Convertible Preferred Stock issued in connection with two amended Revenue Interest Agreements	-	-	22,144	22	166,058	-	166,080
Net loss	-	-	-	-	-	(1,747,957)	(1,747,957)
Balance - September 30, 2024	18,799	19	222,144	222	53,355,094	(57,184,075)	(3,828,740)

For the Nine Months Ended September 30, 2024
Balance - December 31, 2023	11,760	$12	200,000	$200	$51,555,441	$(47,481,836)	$4,073,817
Conversion of Series D Preferred Stock to Common stock	4,464	4	(133,334)	(133)	622,233	-	622,104
Issuance of Common stock	1,347	1	-	-	301,674	-	301,675
Series A compensation expense	-	-	-	-	492,189	-	492,189
Issuance of Series D preferred stock through settlement and conversion of Revenue Interest Purchase note payable	-	-	133,334	133	(57,501)	-	(57,368)
Issuance of Common stock in connection with Amended Convertible Note Payable	446	1	-	-	100,000	-	100,001
Issuance of Common stock in connection with Amended VGR working capital loan - August 2024	335	-	-	-	75,000	-	75,000
Issuance of Common stock in connection with Amended VGR working capital loan - September 2024	446	1	-	-	100,000	-	100,001
Issuance of Series D preferred stock issued in connection with amended Revenue Interest Agreement	-	-	22,144	22	166,058	-	166,080
Net loss	-	-	-	-	-	(9,702,239)	(9,702,239)
Balance - September 30, 2024	18,799	$19	222,144	$222	$53,355,094	$(57,184,075)	$(3,828,740)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. See Note 1 regarding non-reliance on financial information.

(1)	The Company’s changes in stockholders’ equity for the three and nine months ended September 30, 2024 has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(28,427,026)	(9,702,239)
Depreciation and amortization	109,913	109,813
Non-cash, in-kind interest net of settlement	849,379	-
(Gain) loss on disposition of property	-	(3,426)
Deferred compensation in connection with Series A preferred shares	492,189	492,189
Loss on debt extinguishment	13,531,557	312,505
Loss on settlement of liability	2,586,509	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	449,738	777,634
Prepaid expense and other	(420,667)	(17,809)
Deferred offering costs	(90,000)	-
Inventory	1,000,151	253,571
Inventory deposits	-	21,968
Lease deposits and other	(24,824)	(10,296)
Accounts payable	5,064,409	2,640,204
Accrued expenses	(55,199)	-
Deferred revenue	64,731	-
Right-of-use lease liabilities	(100,561)	29,425
Net Cash (Used in) Operating Activities	(4,969,701)	(5,096,461)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of investments	2,241,303	-
(Purchase) disposition of property and equipment	(2,383,272)	5,910
Net Cash (Used in) Provided by Investing Activities	(141,969)	5,910

CASH FLOW FROM FINANCING ACTIVITIES:
Offering costs paid	(485,251)	-
Proceeds from line of credit	-	535,200
Proceeds from loans - officer - related party	624	432,636
Proceeds from loans - director - related party	-	400,000
Proceeds from working capital loans, net	7,642,808	2,773,375
Repayments of working capital loans, net	(277,744)	-
Origination fees	(65,600)	-
Payments on line of credit	(1,992,129)	-
Proceeds from issuance of Series D preferred stock	848,596	-
Proceeds from issuance of Common stock	2,499,554	-
Net Cash Provided by Financing Activities	8,170,858	4,141,211

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3,059,188	(949,340)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	287,546	1,077,028

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	3,346,734	127,688

CASH AND CASH EQUIVALENTS AT END OF PERIOD	722,233	127,688
RESTRICTED CASH AT END OF PERIOD	2,624,501	-
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	3,346,734	127,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	496,011	1,148,957
Income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements. See Note 1 regarding non-reliance on financial information.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company has included the comparative three and nine months ended September 30, 2024 in this filing, and the impact of any adjustments to the quarters ended March 31, 2024 and June 30, 2024 have been included in the three months ended September 30, 2024 Form 10-Q. The individual prior periods impacted by these adjustments have not been restated due to the undue burden it would place on the Company. Accordingly, the accompanying consolidated statement of operations, the consolidated statement of stockholders’ equity/(deficit) for the three and nine months ended September 30, 2024, the consolidated statement of cash flows for the nine months ended September 30, 2024, and the accompanying notes for the three and nine months ended September 30, 2024 include the impact of any adjustments to the quarters ended March 31, 2024 and June 30, 2024 and should not be relied upon.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, the Champion Entities, and ARH Sub, LLC, a Utah limited liability company (“ARH Sub”) formed in June 2025 to facilitate the Streeterville Capital Note (see Note 11). All significant intercompany accounts and transactions have been eliminated.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded using the straight-line method over the estimated useful life of the asset, which ranges from five to fifteen years for equipment. Depreciation for the building acquired during the three months ended September 30, 2025 was not material.

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer. Additionally, the Company offers extended warranties for the locking mechanism of its safes, which are separately purchased by customers. Warranty income is recognized over time based on the estimated useful life of the locks, which approximates 10 years. Unrecognized warranty income is presented as deferred revenue in the accompanying consolidated financial statements. Warranty income recognized was not significant for the three and nine months ended September 30, 2025 and 2024.

The carrying amount of accounts receivable is reduced by an allowance for bad debts and expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was approximately $233,000 and $315,000 at September 30, 2025 and December 31, 2024, respectively. Net accounts receivable was $721,207, $1,170,944 and $2,674,540 at September 30, 2025, December 31, 2024, and January 1, 2024, respectively.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Percentage of revenue	2025	2024	2025	2024
Safes	90.0%	97.5%	94.3%	98.2%
Soft goods	2.4%	1.6%	1.5%	1.6%
Beverages	5.0%	0.9%	3.3%	0.2%
Other	2.6%	-%	0.9%	-%
Total	100%	100%	100%	100%

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025 and December 31, 2024, respectively. The respective carrying value of certain financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Shares used in computation of basic earnings per share for the year ended	147,436	576
Pre-funded warrants	13,772	-
Total denominator	161,208	576

Net loss	$(5,230,027)	$(1,747,957)
Fully diluted loss per share	$(32.44)	$(3,032.24)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Shares used in computation of basic earnings per share for the year ended	237,133	1,456
Pre-funded warrants	13,772	-
Total denominator	250,905	1,456

Net loss	$(28,427,026)	$(9,702,239)
Fully diluted loss per share	$(113.30)	$(6,664.86)

In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be antidilutive.

Income Taxes

The Company follows ASC Topic 740 for recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change. For the three and nine months ended September 30, 2025 and 2024, respectively, no income tax expense has been recorded given significant losses incurred and resulting valuation allowance on such losses.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of September 30, 2025 and December 31, 2024, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months and maintains sufficient net operating loss carryforwards in the event uncertain tax positions are identified. As necessary, the Company classifies tax-related penalties and net interest as income tax expense.

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

Operating leases are included in operating lease Right-of-use assets and operating lease liabilities, current and non-current, on the Company’s condensed consolidated balance sheets. The Company had no financing leases as of and for the three and nine months ended September 30, 2025 and 2024.

Rental income is recognized on a straight-line basis over the lease term. Rental income totaled $33,829 for three and nine months ended September 30, 2025, and is presented within revenue in the accompanying consolidated statements of operations.

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

Concentration Risk

The Company did not have any vendor or customer concentrations as of September 30, 2025 or December 31, 2024.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the three and nine months ended September 30, 2025 of ($5,230,027) and ($28,427,026), respectively. The Company’s accumulated deficit was ($93,513,226) as of September 30, 2025 and ($65,086,200) as of December 31, 2024. The Company’s working capital deficit was $(17,650,023) as of September 30, 2025, compared to a working capital deficit of $(8,940,228) as of December 31, 2024.

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

NOTE 4 – PREPAID EXPENSE

Prepaid expenses include the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Tony Stewart racing prepaid	$233,333	$-
Barham Enterprises prepaid	166,667	-
Charlotte Motors Speedway prepaid	60,000	-
MZ Digital prepaid	70,000	-
FMW Media Works prepaid	377,778	-
Other prepaids	414,447	311,878
Total prepaid expense	$1,322,225	$311,878

Prepaid expenses represent payments or stock issuances made by the Company for which the related benefits will be recognized in future periods. These amounts are expensed over the periods in which the benefits are expected to be realized. Prepaid expenses are classified as current assets on the condensed consolidated balance sheets.

NOTE 5 – INVENTORY

Inventory and deposits include the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Inventory – raw materials	$1,436,968	$1,966,395
Inventory – finished goods	2,375,175	2,870,781
Less reserve for excess and obsolete inventory	(256,983)	(281,865)
Total Inventory	$3,555,160	$4,555,311

The Company accounts for excess and obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

When inventory is physically disposed of, the Company accounts for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. The valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. There were no material write-offs or inventory reserves during the three and nine months ended September 30, 2025 and 2024.

Included in finished goods is approximately $353,000 and $162,000 in finished products related to our American Rebel branded beer lager as of September 30, 2025 and December 31, 2024, respectively. This inventory is immediately available to the consumer and for distribution.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Property and equipment	$367,862	$351,590
Building	14,041,000	-
Vehicles	439,555	413,555
	14,848,417	765,145
Less: Accumulated depreciation	(563,342)	(490,929)
Net property and equipment	$14,285,075	$274,216

For the three and nine months ended September 30, 2025 and 2024, the Company recognized $24,538 and $17,317, and $72,413 and $72,313 in depreciation expense, respectively.

NOTE 7 – INVESTMENTS

218 LLC

On September 15, 2025, the Company entered into an agreement for the acquisition of 100% of the membership interests of 218 LLC, a limited liability company whose sole asset is a 20,829 square foot, four-story commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee (the “Property”). The total purchase price for the acquisition was $14,100,000, payable in a combination of Series D Convertible Preferred Stock, cash, and a promissory note. The Property is presented within Property and Equipment, net in the accompanying consolidated balance sheets. Rental income earned from the Property was not material for the three months ended September 30, 2025.

Pursuant to the Membership Interest Purchase Agreement, the Company issued 280,000 shares of Series D Convertible Preferred Stock, valued at $7.50 per share ($2,100,000 in aggregate), to acquire 30% of the membership interests in 218 LLC. The Company also agreed to pay the Seller $300,000 in three non-refundable $100,000 installments, each payment acquiring an additional 1% of the membership interests. The remaining $11,700,000 of the purchase price was funded through a 12-month promissory note bearing interest at 6% per annum. The Seller may, from time to time, convert portions of principal and interest under the note into Series D Convertible Preferred Stock, which may subsequently be converted into common stock and applied toward the note balance, subject to a 4.99% beneficial ownership limitation. Any conversion of the promissory note balance would result in additional membership interests in 218 LLC being issued to the Company.

The Company also agreed to issue an additional 18,800 shares of Series D Convertible Preferred Stock, valued at $141,000, as a convenience fee. The acquisition was accounted for as an asset acquisition.

Minority Investment in RAEK Data, LLC

On September 30, 2025, the Company entered into a Membership Interest Purchase Agreement with RAEK Data, LLC (“RAEK”) to acquire a 3% minority membership interest in RAEK. As consideration, the Company issued 200,000 shares of Series D Convertible Preferred Stock, valued at $7.50 per share, for an aggregate transaction value of $1,500,000. The investment was accounted for as an equity method acquisition, with the acquired interest recorded at fair value as of the acquisition date. The investment provides the Company with additional exposure to data and analytics capabilities supporting its brand and marketing strategy.

Minority Investment in Schmitty’s Herbal Snuff and Pouches

On September 2, 2025, the Company entered into a Membership Interest Purchase Agreement with Sydona Enterprises, LLC, doing business as Schmitty’s Herbal Snuff and Pouches (“Schmitty’s”), to acquire a 19.01% ownership interest. The consideration for the investment consisted of 21,308 shares of common stock and a prefunded warrant to purchase 59,160 shares of common stock at an exercise price of $0.01 per share, valued in total at approximately $1,990,000. This strategic investment provides the Company with a platform to participate in the growing smokeless market and expand its portfolio under the “America’s Patriotic Brand” umbrella.

Damon Note Purchase Agreement

On August 22, 2025, the Company entered into a note purchase agreement (the “NPA”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), for the purchase by the Company of a portion of a certain $6,470,000 secured promissory note dated June 26, 2024 (the “Damon Note”) in Damon, Inc., a British Columbia corporation (“Damon”) held by Streeterville. Damon is a public company, registered as a foreign private issuer with the SEC, with its common shares traded on the OTCID Basic Market under the symbol “DMNIF”.

Upon the terms and conditions set forth in the NPA, Streeterville sold, transferred and assigned to the Company, and the Company agreed to purchase from Streeterville, $2,000,000 of the Damon Note in consideration for the issuance to Streeterville of 2,000 shares of the Company’s newly authorized Series E Preferred Stock, par value $0.001 per share. In the event the Company’s common stock is ever delisted from Nasdaq, Streeterville will have the right to repurchase the portion of the purchased Damon Note from the Company in exchange for cancellation of the shares of Series E Preferred Stock.

The Damon Note is secured by certain collateral of Damon as set forth in the transaction documents between Streeterville and Damon. The Company and Streeterville agreed that the security interest held in the collateral by Streeterville will be held pari passu for benefit of both parties. Any and all rights, benefits and proceeds of the collateral will be shared pro rata by the Company and Streeterville (based on the then-outstanding balances of the Damon Note and the portion of the Damon Note purchased by the Company). Any decision regarding when, how and whether to pursue collections or other actions against Damon will be determined by Streeterville in consultation with the Company. The Company covenanted and agreed that it will not pursue any collections or other action against Damon without Streeterville’s consent.

NOTE 8 – ACCRUED EXPENSE AND OTHER

Accrued expense and other includes the following:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Accrued officer bonus	$822,771	$464,580
Accrued liabilities - Champion	44,949	28,000
Accrued liabilities - Beer	72,431	-
Accrued officer compensation	-	510,669
Tony Stewart Racing	-	434,000
Other accrued expenses	1,090,728	648,831
Total accrued expense and other	$2,030,879	$2,086,080

Accrued expenses represent obligations for goods and services received that have not yet been invoiced or paid as of the reporting date. These liabilities are recorded when incurred in accordance with the accrual basis of accounting and are classified as current liabilities on the condensed consolidated balance sheets.

NOTE 9 – RELATED PARTY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

Employment Agreements

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $87,832 and $86,154 plus stock awards, respectively for the three months ended September 30, 2025 and 2024 and $263,497 and $162,500 plus stock awards, respectively for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, approximately $462,000 and $338,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Doug E. Grau served as the Company’s President and Interim Principal Accounting Officer through June 30, 2025. Compensation for Mr. Grau was $33,450 and $70,000 plus stock awards, respectively for the three months ended September 30, 2025 and 2024 and $164,000 and $132,500 plus stock awards, respectively for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, approximately $0 and $203,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Effective July 1, 2025, Darin Fielding began serving as the Company’s Interim Principal Accounting Officer. Compensation for Mr. Fielding was $44,423 and $70,000, respectively for the three months ended September 30, 2025 and 2024 and $188,090 and $132,500, respectively for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, approximately $164,000 and $0 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Corey Lambrecht serves as the Company’s President and Chief Operating Officer. Compensation for Mr. Lambrecht was $71,364 and $130,000 plus stock awards, respectively for the three months ended September 30, 2025 and 2024 and $214,091 and $130,000 plus stock awards, respectively for the nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, approximately $431,000 and $316,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

There were no new stock awards granted and issued to Messrs. Ross, Grau, Fielding and Lambrecht during 2025 and 2024. Additionally, the aforementioned officers advanced the Company approximately $0 and $214,000 for the three and nine months ended September 30, 2025 and 2024, respectively, of which approximately $448,000 and $447,000 was outstanding as of September 30, 2025 and December 31, 2024, respectively. The advances are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding.

Series A Convertible Preferred Stock

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended September 30, 2025 and 2024, the Company recognized $38,516 and $39,063 in compensation expense attributable to the share award grant and respective earn-out. For the nine months ended September 30, 2025 and 2024, the Company recognized $78,126 and $451,334 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 41,667 shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Mr. Ross’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended September 30, 2025 and 2024, the Company recognized $62,063 and $454,167 in compensation expense attributable to the share award grant and respective earn-out. For the nine months ended September 30, 2025 and 2024, the Company recognized $187,063 and $187,500 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 an additional 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 44,444 shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Mr. Grau’s amended employment agreement had an effective date of November 20, 2023, with a termination date of July 1, 2025. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through June 30, 2025. For the three months ended September 30, 2025 and 2024, the Company recognized $62,500 and $62,500 in compensation expense attributable to the share award grant and respective earn-out. For the nine months ended September 30, 2025 and 2024, the Company recognized $187,500 and $187,500 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2025 an additional 10,000 shares of Series A preferred stock vested for Mr. Grau, providing for a total of 44,444 shares of common stock that Mr. Grau may convert his Series A preferred shares into at any time. The Company is currently in the process of finalizing compensation arrangements for Mr. Grau.

On August 1, 2025, Corey Lambrecht converted 350 shares of Series A preferred stock into 175,000 shares of common stock. Additionally, on August 1, 2025, Charles A. Ross, Jr. converted 350 shares of Series A preferred stock into 175,000 shares of common stock. Further, on September 25, 2025, Corey Lambrecht converted an additional 350 shares of Series A preferred stock into 175,000 shares of common stock. In addition, on September 25, 2025, Charles A. Ross, Jr. converted an additional 350 shares of Series A preferred stock into 175,000 shares of common stock.

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

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. Stock-based compensation expense totaled $163,078 and $(1,985,936) for the three months ended September 30, 2025 and 2024, respectively, and primarily relates to the aforementioned Series A preferred stock awards. Stock-based compensation expense totaled $491,203 and $492,189 for the nine months ended September 30, 2025 and 2024, respectively, and primarily relates to the aforementioned Series A preferred stock awards.

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

Director’s Note

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note were utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of September 30, 2025, the note had not been repaid and remained outstanding, of which $400,000 is presented in the accompanying consolidated balance sheet within Loan – Director – related party, and the remaining $120,000 within accrued interest in the accompanying consolidated balance sheet.

NOTE 10 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America (“LOC”). The LOC accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points and is secured by all the assets of the Champion Entities. The LOC originally expired February 28, 2024, and was extended to April 30, 2024. The following table shows outstanding amounts due under the LOC:

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Line of credit from a financial institution.	$-	$1,992,129

Total recorded as a current liability	$-	$1,992,129

The balance at the maturity was approximately $1.9 million and access to the line of credit with Bank of America was terminated.

On May 30, 2025, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”). Subject to the terms of the Forbearance Agreement, Bank of America has agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the Credit Agreement with respect to or arising out of the Company’s failure to make payment on the outstanding principal amount on the Line of Credit. As a result of the uncured default, Bank of America filed a complaint against the Company on March 21, 2025 in the Fourth Judicial District Court, in and for Utah County, Utah (Case No. 250401345) seeking no less than $1,906,743, plus outstanding and accruing attorneys’ fees, all pre and post- judgment interest, equitable relief in favor of Bank of America, and any other relief that the Court deemed just and proper (collectively, the “Litigation”). Subject to the terms of the Forbearance Agreement, Bank of America will abstain from pursuing its claims against the Company in the Litigation through the Forbearance Period (defined below), provided that the Company breach any terms of the Forbearance Agreement. Further, the Company executed a Confession of Judgment and Verified Statement in connection with the Forbearance Agreement. Bank of America agrees to forbear from exercising its rights and remedies under the Credit Agreement through the close of business on June 30, 2025 (the “Forbearance Period”) on the following terms and conditions:

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

On June 26, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company issued and sold to Streeterville a secured promissory note in the original principal amount of $5,470,000. The Note carries an original issue discount of $450,000 and the Company agreed to pay $20,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company. On the Closing Date, Streeterville paid $375,000 to the Company and $4,625,000 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly-owned subsidiary, ARH Sub, to be held pursuant to the Deposit Account Control Agreement (“DACA”). On September 10, 2025, the Company entered into a global amendment to the Purchase Agreement and Note, in order to release $2,000,000 of the funds held in the DACA, which was utilized to repay the Bank of America loan. Under the terms of the Amendment, Streeterville agreed to release the $2,000,000 of the DACA held funds for the express purposes of repaying the Bank of American loan. The Company agreed to pay Streeterville a funds release fee of $1,000,000, which was added to the Note increasing the current balance due to $6,580,486. Payoff on the Bank of America loan was $1,860,955 and the remaining $139,045 was released to the Company.

NOTE 11 – NOTES PAYABLE – WORKING CAPITAL

The Company has several working capital loan agreements in place, which are described in detail below.

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $13,881.78 on June 30, 2024 with eight (8) additional payments of $13,881.78 on the 30th of each month following funding. The working capital loan was due and payable on February 28, 2025. The working capital loan has an effective interest rate of 18.8% without taking into account the 12% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1). The loan was converted during the nine months ended September 30, 2025 at a conversion rate of $16.50 for 3,147 shares of common stock.	-	40,369
The Company has entered a number of working capital loan agreements structured as Revenue Interest Purchase Agreements (“revenue participation interest”, “RIP”). These working capital loans provided for a purchase of an ownership interest in the revenues of the Champion subsidiary. The revenue participation interest requires payments ranging from $10,000 to $30,000 per month until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price during the initial period ranges from $70,313 to $562,500. The repurchase price of the loans increases to $75,938 to $607,500 after the initial period has passed. The repurchase price is reduced by any revenue payments paid by the Company to the lender prior the loan being paid in full. The Revenue Interest Purchase Agreement also required the Company to make payments commencing after June 1, 2024 ranging from 3.86% to 15.45% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately. In April 2025, the Company paid off a total balance of $1,189,688 by issuing 18,312 shares of common stock.	-	675,000
On November 11, 2024, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and Altbanq Lending LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($150,469.11) of a promissory note dated March 27, 2024 in the original principal amount of $1,330,000 (the “Note”), with a current balance payable of $1,229,350 (the “Note Balance”). Contemporaneously with assignment of the assigned note portion to the Purchaser, the Company exchanged the $150,469.11 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange. At any time during the ninety days after the initial closing, the Purchaser may purchase additional portions of the Note, at one or more closing, by sending an additional closing notice in the amount set forth in the additional note notice and the Company will exchange such additional portions for shares of its common stock. During the nine months ended September 30, 2025, the Company paid $120,046 in interest expense and converted a balance of $777,666 into 13,930 shares of common stock, resulting in a loss on extinguishment of debt of $411,718.	-	1,078,881
Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.	-	87,343

Working Capital loan agreement with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,347,000 which principal and interest (of $592,680) is due on June 30, 2025. Commencing December 2, 2024, the Company is required to make weekly payments of $64,656 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default. On August 15, 2025, the Company converted the remaining balance into common stock and prefunded warrants.	-	1,347,000
On September 4, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“Coventry”), pursuant to which Coventry made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). A one-time interest charge of 12% ($36,000) was applied to the Note upon issuance. Further, an original issue discount of $45,000, $75,436.02 was utilized to repay a June 2024 note with Coventry, commissions to a broker dealer of $8,000, and fees of $10,000 were applied on the issuance date, resulting in net loan proceeds to us of $161,563.98. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in eight payments; the first payment shall be in the amount of $37,333.33 and was due on September 30, 2024 with seven (7) subsequent payments each in the amount of $37,333.33 due on the last day of each month thereafter (a total payback to Coventry of $336,000). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to Coventry, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Coventry. Only upon an occurrence of an event of default under the Note, Coventry may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Coventry agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. the Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the nine months ended September 30, 2025, the Company paid off a principal balance of $261,047 and accrued interest of $281,534 by issuing 18,963 shares of common stock.	-	298,689
On August 8, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“1800 Diagonal”), pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $179,400 (the “Note”). An original issue discount of $23,400 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $103,155 due on February 15, 2025, and remaining four payments of $25,788.75 due on the fifteenth day of each month thereafter (a total payback to 1800 Diagonal of $206,310.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 Diagonal. Only upon an occurrence of an event of default under the Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the nine months ended September 30, 2025, the Company repaid the total loan balance by issuing 664 shares of common stock, resulting in a loss on debt extinguishment of $86,424.	-	179,400

On August 27, 2024 through September 16, 2024, the Company entered into four loan advances with an investor. The principal of the advances ranged from $30,000 to $115,000 and included fees ranging from $7,500 to $15,000. The advances are on demand terms. On April 10, 2025 the Company converted all four advances into 4,122 shares of common stock.	-	260,000
On October 4, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“1800 Diagonal”), pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on October 30, 2024, and remaining eight payments due on the 30th day of each month thereafter (a total payback to 1800 Diagonal of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 Diagonal. Only upon an occurrence of an event of default under the Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the nine months ended September 30, 2025, the Company paid off the balance by issuing 2,455 shares of its common stock.	-	97,812
On October 30, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, a Delaware limited partnership (“Alumni”), pursuant to which Alumni made a loan to the Company, evidenced by a promissory note in the principal amount of $420,000 (the “Note”). An original issue discount of $70,000 and commissions to a broker dealer of $28,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $322,000. Accrued, unpaid interest at the rate of 10% and outstanding principal, subject to adjustment, is required to be paid on or before December 31, 2024. In addition to the Note, the Company issued Alumni a five-year common stock purchase warrant to purchase up to 72,165 shares of Common Stock at $5.82 per share (the “Warrant”). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to Alumni, in full satisfaction of its obligations, an amount equal to (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to ALumni. Only upon an occurrence of an event of default under the Note, Alumni may convert the outstanding unpaid principal amount of the Note (along with any interest, penalties, and all other amounts under the Note) into restricted shares of common stock of the Company at a discount of 20% of the market price. Alumni agreed to limit the amount of stock received to less than 9.99% of the total outstanding common stock. The Company agreed to reserve 30,000 shares of common stock, which may be issuable upon conversion of the Note.	-	441,000

On November 6, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on December 15, 2024, and remaining eight payments due on the 15th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 Diagonal. Only upon an occurrence of an event of default under the Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. On May 6, 2025, the Company paid off the balance plus accrued interest by issuing 1,934 shares of its common stock.	-	111,463
On November 11, 2024, the Company entered into a twelve-month promissory note with an accredited investor (the “Lender”) in the principal amount of $400,000 (the “Note”). An original issue discount of $80,000 was applied on the issuance date and was paid through the issuance of 1,338 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $320,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments of $52,571.43, with the first payment due on May 11, 2025, and remaining six payments due on the 11th day of each month thereafter (a total payback to the Lender of $368,000.01). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after 180 days from the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $2.94 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times. On May 30, 2025, the lender converted $131,910 of the Note into 100,000 shares of the Company’s common stock. Further, on June 3, 3025, the lender converted the remaining $214,487 balance of the OID Note, including interest, into 9,247 shares of the Company’s common stock.	-	320,000

On December 13, 2024, the Company entered into a three-month promissory note with an accredited investor (the “Lender”) in the principal amount of $213,715 (the “Note”). An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in one lump sum payment of $155,625 on or before March 13, 2025. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $1.73 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times. On July 8, 2025, the Company converted the remaining balance into 8,000 shares of common stock.	-	150,000
On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors (the “Lenders”) in the principal amounts of $617,100 (“Note 1”) and $123,420 (“Note 2”). An original issue discount of $117,100 was applied to Note 1 and $23,420 was applied to Note 2 on the issuance date and was paid through the issuance of 781 (Note 1) and 157 (Note 2) shares of the Company’s Series D Convertible Preferred Stock to the Lenders, resulting in net loan proceeds to the Company of $500,000 (Note 1) and $100,000 (Note 2). Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid on or before July 10, 2025 (a total payback to the Lender of $537,500 (Note 1) and $107,500 (Note 2)). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lenders, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender pursuant to the conversion rights referenced below. At any time after the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share, or upon the sale of common stock below $1.50 per share, the Lenders have the ability to convert the outstanding amounts of the Notes into shares of common stock at the lowest price sold prior to the registration of the common stock. Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, which may be issuable upon conversion of the Notes at all times.	-	-

On February 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $155,250 (the “Note”). An original issue discount of $20,250 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $129,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $89,268.50 due on August 15, 2025, and remaining four payments of $22,317.13 due on the fifteenth day of each month thereafter (a total payback to 1800 Diagonal of $178,537.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 Diagonal pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. In August 2025, the Company converted the remaining balance into 10,765 shares of common stock.	-	-
On March 3, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $94,300 (the “Note”). An original issue discount of $12,300 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $75,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $54,222.50 due on August 30, 2025, and remaining four payments of $13,555.63 due on the thirtieth day of each month thereafter (a total payback to 1800 Diagonal of $108,445.00). In September 2025, the Company converted the remaining balance into 11,798 shares of common stock.	-	-
On April 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $182,275. An original issue discount of $23,775 and fees of $8,500 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. The note is subject to an event of default clause. Upon default, the lender may convert the unpaid principal (and any accrued interest) into the Company’s common stock at a 25% discount to market price, subject to a cap of 4.99% beneficial ownership. The note also imposes a punitive default payment of 150% of outstanding principal plus default interest of 22% per annum. The Company committed to reserve four times the number of shares potentially issuable upon conversion.	96,869	-
On April 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $153,525. An original issue discount of $20,025 and fees of $8,500 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $17,501.80 due on May 15, 2025, and remaining nine payments of the same amount due on the fifteenth day of each month thereafter (a total payback to 1800 Diagonal of $175,018.00).	81,590	-

On May 27, 2025, the Company entered into five two year promissory notes with five accredited investors in the gross principal amount of $450,000. An original issue discount of $67,500 and guaranteed interest of $67,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $315,000. The Notes are required to be paid in one lump sum payment of $450,000 on or before May 27, 2027. At any time after one hundred eighty days of the issuance date of the Notes, upon five (5) business days’ written notice to Lenders, the Company has the option of prepaying the outstanding principal amount of the Notes, in whole or in part, by paying to the Lenders a sum of money equal to one hundred twenty-five percent (125%) of the principal amount to be redeemed, together with any and all other sums due, accrued or payable to the Lenders arising under the Notes. During the notice period, Lenders shall have the option of converting the Notes, in whole or in part, pursuant to the terms set forth below. At any time after one hundred eighty days of the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share (each share of Series D Convertible Preferred Stock in convertible into five shares of common stock). Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock into which the Series D Convertible Preferred Stock is convertible into. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock (153,000 shares of Series D Convertible Preferred Stock in total), and common stock issuable upon conversion thereof (765,000 shares of common stock in total), which may be issuable upon conversion of the Notes at all times.	450,000	-

On June 26, 2025, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued and sold to Streeterville a secured promissory note (the “Note”) in the original principal amount of $5,470,000. The Note carries an original issue discount of $450,000, and the Company agreed to pay $20,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company. On the closing date, Streeterville paid $375,000 to the Company, and $4,625,000 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly owned subsidiary, ARH Sub, to be held pursuant to a Deposit Account Control Agreement (“DACA”), which is presented as restricted cash in the accompanying condensed consolidated balance sheets. Interest under the Note accrues at 10% per annum. The unpaid amount of the Note, together with any accrued interest, fees, and late charges, is due twenty-four months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note after 120 days from issuance. Commencing six months after the date of issuance and at any time thereafter until the Note is paid in full, Streeterville has the right to redeem up to $950,000 under the Note per month, which amount will be due and payable in cash within two trading days of the Company’s receipt of a redemption notice from Streeterville. The Company’s obligations under the Note and related agreements are secured by the DACA, a guaranty from ARH Sub (the “Guaranty”), and a pledge by the Company of all membership interests in ARH Sub (the “Pledge”) (collectively, the “Security Agreements”). On September 10, 2025, the Company entered into a global amendment to the Purchase Agreement and Note, pursuant to which Streeterville agreed to release $2,000,000 of funds held in the DACA to repay the Company’s outstanding Bank of America loan. In connection with the amendment, the Company agreed to pay Streeterville a $1,000,000 funds release fee. The Company and Streeterville further agreed to exchange $1,300,000 of the outstanding principal balance of the Note for a new convertible note (the “Convertible Note”). The transaction was accounted for as a debt extinguishment and the Company recognized a loss on debt extinguishment of $747,461 during the nine months ended September 30, 2025. The Convertible Note bears interest at 10% per annum and matures twenty-four months from issuance, consistent with the original Note. At any time following 180 days from the issuance date, Streeterville may elect to convert all or a portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a 25% discount to the five-day VWAP preceding the conversion date. The number of shares issuable upon conversion is subject to a beneficial ownership limitation of 4.99%. The Company agreed to reserve a sufficient number of shares of common stock to satisfy future conversion obligations. As of September 30, 2025, the aggregate principal balance due to Streeterville, including accrued fees and the Convertible Note, totaled approximately $6.4 million, of which $1.3 million was represented by the Convertible Note.

	6,590,486	-

On July 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $296,700 (the “1800 Note”). An original issue discount of $38,700 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $250,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $229,015.15 due on January 15, 2026, and remaining nine payments of $13,701.76 on the fifteenth day of each month thereafter (a total payback to 1800 of $352,331). Upon the occurrence and during the continuation of any Event of Default, the 1800 Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the 1800 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the 1800 Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the 1800 Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the 1800 Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the 1800 Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the 1800 Note at all times.	296,700	-
On July 7, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC, an accredited investor (“Boot”), pursuant to which Boot made a loan to the Company, evidenced by a promissory note in the principal amount of $57,500 (the “Boot Note”). An original issue discount of $7,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $50,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $44,382.65 due on January 15, 2026, and remaining nine payments of $2,655.38 on the fifteenth day of each month thereafter (a total payback to Boot of $68,281.00). Upon the occurrence and during the continuation of any Event of Default, the Boot Note shall become immediately due and payable and the Company will be obligated to pay to Boot, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Boot Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Boot Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Boot. Only upon an occurrence of an event of default under the Boot Note, Boot may convert the outstanding unpaid principal amount of the Boot Note into restricted shares of common stock of the Company at a discount of 25% of the market price. Boot agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Boot Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Boot Note at all times.	57,500	-

On July 31, 2025, the Company entered into a Securities Purchase Agreement with Horberg, pursuant to which Horberg purchased a Promissory Note with a principal amount of $500,000 for gross proceeds of $450,000, reflecting a 10% original issue discount. The Note bears interest at a rate of 12% per annum, payable on the maturity date, which is six months from the date of issuance (January 31, 2026). The Company may prepay the Note at any time without penalty. The proceeds were used for general working capital purposes.	500,000	-
On August 25, 2025, the Company entered into a note agreement with 1800 Diagonal for a principal amount of $152,950, resulting in net proceeds of $125,000 after accounting for a $19,950 original issue discount and $8,000 in fees. The loan terms include a repayment schedule totaling $181,637, with the first payment of $118,064.05 due on February 28, 2026, followed by monthly payments of $7,063.67 and a final payment of $7,063.59 on November 30, 2026. In the event of default, the outstanding balance becomes immediately due, with an additional 22% annual interest and potential conversion rights into common stock at a 25% discount, subject to a 4.99% ownership cap.	152,950	-
The Company entered into a Membership Interest Purchase Agreement (“MIPA”) on September 15, 2025, to acquire all of the outstanding membership interests in 218 LLC, whose sole asset is a 20,829 square foot commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee, for a total purchase price of $14.1 million. The purchase price is payable over twelve months, including the issuance of 280,000 shares of Series D Convertible Preferred Stock valued at $2.1 million for 30% of the membership interests, three non-refundable cash installments of $100,000 each to acquire an additional 3% of membership interests, and a 12-month promissory note of $11.7 million bearing 6% interest. The Seller may convert portions of principal and interest under the note into Series D Convertible Preferred Stock and subsequently into common stock, subject to a 4.99% beneficial ownership limitation, with each conversion acquiring an additional 1% ownership interest in 218 LLC.	11,700,000	-
Less: note discount and fees	(725,362)	(148,492)
Total recorded as a current liability	$19,200,733	$4,938,465

Accrued interest was approximately $0.1 million and $1.3 million as of September 30, 2025 and December 31, 2024.

For the three and nine months ended September 30, 2025, the Company recognized a net loss on debt extinguishment totaling $466,811 and $12,784,596, respectively, for various working capital loan arrangements. Because the loss on debt extinguishment represents a non-recurring measurement based on the fair value of financial instruments exchanged by the Company in settling such obligations, the following summarizes the approximate fair value of instruments issued by the Company as of the settlement dates:

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock	$12,784,596	$5,041,846	$7,742,750	$-

Level 2 fair value measurements in the table above were primarily measured through the Company’s publicly traded common stock price, which is an observable input in determining fair value.

NOTE 12 – INTANGIBLE ASSETS

As of September 30, 2025 and December 31, 2024, the Company had intangible assets, representing a trade name subject to amortization over a 10-year life, of $412,500 and $450,000, respectively, directly related to the 2022 acquisition of the Champion Entities. Annual amortization expense related to trade name approximates $50,000.

The Company will review its trade name intangible asset for impairment periodically (based on indicators of impairment) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charge was recognized during the three and nine months ended September 30, 2025 and 2024.

NOTE 13 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 123,412 shares issued and outstanding of its Series A convertible preferred stock at September 30, 2025 and December 31, 2024, 350,000 shares authorized and 75,000 shares issued and outstanding of its Series B convertible preferred stock at September 30, 2025 and December 31, 2024, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock at September 30, 2025 and December 31, 2024, 3,000,000 shares authorized and 916,418 and 198,444 shares issued and outstanding of its Series D convertible preferred stock at September 30, 2025 and December 31, 2024, respectively and 10,000 shares authorized and 2,000 and 0 issued and outstanding of its Series E preferred stock at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, there were 528,937 and 3,826 shares of common stock issued and outstanding, respectively.

The share numbers and pricing information in this report have been adjusted to reflect the effects of the following reverse stock splits, which occurred during 2024 and 2025:

●	On October 2, 2024, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-9.
●	On March 31, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25.
●	On October 3, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-20.

Silverback Conversions

During the nine months ended September 30, 2025, the Company issued 51,837 shares of common stock to Silverback Capital Corporation (“SCC”), representing total accounts payable settlements of $4.1 million, resulting in a loss on conversion of $2.6 million.

In April 2025, the Company completed a series of stock conversions with SCC pursuant to the terms of existing convertible instruments. During this period, Silverback converted a significant portion of its holdings into shares of the Company’s common stock. In August 2025, the Company and SCC mutually agreed to terminate the settlement agreement, which left outstanding approximately $790,000 in accounts payable. The Company paid $15,000 for SCC’s legal fees in conjunction with the termination.

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

On January 10, 2025, the Company authorized the issuance of 110 shares of common stock to a consultant pursuant to the terms of an amendment to a current consulting agreement.

On January 14, 2025, the Company authorized the issuance of 43,335 shares of Series D Convertible Preferred Stock to seven service providers to the Company and its subsidiaries.

On February 10, 2025, the Company authorized the issuance of 884 shares of common stock to an accredited investor upon the conversion of 88,334 shares of Series D Convertible Preferred Stock.

On February 10, 2025, the Company authorized the issuance of 124 shares of common stock, valued at $75,000, to a lender for a fee related to a financing agreement.

On February 27, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a second closing notice for the exchange of $55,000 of assigned note portion for 259 shares of the Company’s common stock.

On March 4, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a third closing notice for the exchange of $52,712 of assigned note portion for 282 shares of the Company’s common stock.

On March 5, 2025, the Company authorized the issuance of 400 shares of common stock to an accredited investor upon the conversion of $64,950 due under a promissory note dated September 4, 2024.On March 5, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fourth closing notice for the exchange of $55,000 of assigned note portion for 8417 shares of the Company’s common stock.

On March 10, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fifth closing notice for the exchange of $50,000 of assigned note portion for 437 shares of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a sixth closing notice for the exchange of $50,000 of assigned note portion for 437 shares of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventh closing notice for the exchange of $50,000 of assigned note portion for 437 shares of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company an eighth closing notice for the exchange of $50,000 of assigned note portion for 437 shares of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a nineth closing notice for the exchange of $65,000 of assigned note portion for 567 shares of the Company’s common stock.

On March 13, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a tenth closing notice for the exchange of $50,000 of assigned note portion for 615 shares of the Company’s common stock.

On March 17, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company an eleventh closing notice for the exchange of $50,000 of assigned note portion for 615 shares of the Company’s common stock.

On March 18, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twelfth closing notice for the exchange of $50,000 of assigned note portion for 661 shares of the Company’s common stock.

On March 19, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a thirteenth closing notice for the exchange of $50,000 of assigned note portion for 661 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a fourteenth closing notice for the exchange of $50,000 of assigned note portion for 777 shares of the Company’s common stock.

On March 24, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fifteenth closing notice for the exchange of $35,000 of assigned note portion for 844 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a sixteenth closing notice for the exchange of $35,000 of assigned note portion for 844 shares of the Company’s common stock.

On March 26, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventeenth closing notice for the exchange of $35,000 of assigned note portion for 934 shares of the Company’s common stock. On the same day, the Purchaser sent the Company an eighteenth closing notice for the exchange of $35,000 of assigned note portion for 934 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a nineteenth closing notice for the exchange of $35,000 of assigned note portion for 934 shares of the Company’s common stock.

On March 28, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twentieth closing notice for the exchange of $35,000 of assigned note portion for 1,167 shares of the Company’s common stock.

On March 31, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-first closing notice for the exchange of $25,000 of assigned note portion for 29,070 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a twenty-second closing notice for the exchange of $20,000 of assigned note portion for 1,163 shares of the Company’s common stock.

On April 2, 2025, SCC requested the issuance of 1,700 shares of Common Stock to SCC, representing a payment of approximately $28,050.

On April 2, 2025, SCC requested the issuance of 1,750 shares of Common Stock to SCC, representing a payment of approximately $28,875.

On April 2, 2025, the Company entered into a second Settlement Agreement and Stipulation (the “ Second Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $4,690,773 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price of $2.92. The Company agreed to issue SCC 140 shares of Common Stock as a settlement fee.

On April 3, 2025, SCC requested the issuance of 1,800 shares of Common Stock to SCC, representing a payment of approximately $29,700.

On April 4, 2025, SCC requested the issuance of 1,598 shares of Common Stock to SCC, representing a payment of approximately $26,364.

On April 4, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-third closing notice for the exchange of $72,500 of assigned note portion for 4,394 shares of the Company’s common stock. The shares under this request were never issued and on April 9, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a revised twenty-third closing notice for the exchange of $99,000 of assigned note portion for 5,039 shares of the Company’s common stock.

On April 4, 2025, the Company entered into a conversion agreement with a current noteholder, whereby the noteholder agreed to convert all $617,100 of the principal amount owed under its OID Note dated January 10, 2025 into 82,280 shares of Series D Convertible Preferred Stock.

On April 4, 2025, the Company entered into definitive agreements for the purchase and sale of an aggregate of 36,232 shares of common stock (or pre-funded warrant in lieu thereof), series A warrants to purchase up to 36,232 shares of common stock and short-term series B warrants to purchase up to 108,696 shares of common stock at a purchase price of $69 per share of common stock (or per pre-funded warrant in lieu thereof) and accompanying warrants in a private placement priced at-the-market under Nasdaq rules for a total of $2.5 million. The series A warrants and the short-term series B warrants will have an exercise price of $59 per share and will be exercisable immediately upon issuance. The series A warrants will expire five years from the date of issuance and the short-term series B warrants will expire eighteen months from the date issuance. The private placement closed on April 8, 2025.

On April 7 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-third closing notice for the exchange of $60,000 of assigned note portion for 3,637 shares of the Company’s common stock. The shares under this request were never issued and on April 9, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a revised twenty-fourth closing notice for the exchange of $50,000 of assigned note portion for 2,545 shares of the Company’s common stock.

On April 8, 2025, Coventry Enterprises converted a portion of their debt into 1,000 shares of common stock.

On April 9, 2025, Coventry Enterprises converted a portion of their debt into 1,350 shares of common stock.

On April 9, 2025, Coventry Enterprises converted a portion of their debt into 2,455 shares of common stock.

On April 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 2,455 shares of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 3,050 shares of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 1,000 shares of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 1,250 shares of common stock.

On April 10, 2025, the Company authorized the issuance of 2,503 shares of common stock to an accredited investor upon the conversion of 10,010 shares of Series D Convertible Preferred Stock.

On April 10, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-fifth closing notice for the exchange of $66,023 of assigned note portion for 1,578 shares of the Company’s common stock. On the same day, the Purchaser sent the Company a twenty-sixth closing notice for the exchange of $26,192 of assigned note portion for 626 shares of the Company’s common stock. This last closing notice repaid all the note balances currently due.

On April 11, 2025, Coventry Enterprises converted a portion of their debt into 4,800 shares of common stock.

On April 13, 2025, the Company received a conversion notice from a current noteholder, whereby the noteholder converted all $107,500 of the amount owed under its OID Note dated January 10, 2025 into 14,333 shares of Series D Convertible Preferred Stock.

On April 14, 2025, the Company authorized the issuance of 4,122 shares of common stock, valued at $11.60 per share, to a financier pursuant to the terms of a settlement and conversion agreement.

On April 14, 2025, the Company authorized the issuance of 3,630 shares of common stock, valued at $11.60 per share, to a lender pursuant to the terms of a settlement and conversion agreement.

On April 14, 2025, Coventry Enterprises converted a portion of their debt into 4,750 shares of common stock.

On April 15, 2025, SCC requested the issuance of 1,260 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $105,651, plus 140 shares of Common Stock as a settlement fee (a total of 1,400 shares of Common Stock).

On April 16, 2025, SCC requested the issuance of 4,650 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $406,015.

On April 23, 2025, SCC requested the issuance of 4,750 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $277,400.

On April 24, 2025, SCC requested the issuance of 10,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $584,000.

On April 24, 2025, SCC requested the second issuance of 10,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a second payment of approximately $584,000.

On April 25, 2025, SCC requested the issuance of 11,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $642,400.

On April 28, 2025, SCC requested the issuance of 12,000 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $700,800.

On May 6, 2025, SCC requested the issuance of 12,250 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $715,400.

On May 6, 2025, 1800 Diagonal Lending converted a portion of their debt into 1,934 shares of common stock.

On May 30, 2025, a lender, pursuant to an OID Note dated November 11, 2024, converted $131,910 of the OID Note into 5,000 shares of the Company’s common stock. Further, on June 3, 3025, the lender converted the remaining $214,487 balance of the OID Note, including interest, into 9,247 shares of the Company’s common stock.

On June 30, 2025, a lender, pursuant to an OID Note dated December 13, 2024, converted $12,317.97 of interest owed on the OID Note into 590 shares of the Company’s common stock. Further, on July 9, 2025, the lender converted the remaining $150,554.76 balance of the OID Note, including interest, into 8,000 shares of the Company’s common stock.

On July 12, 2025, a holder of 60,000 shares of Series D Preferred Stock converted such shares into 15,000 shares of common stock at a conversion price per share of $1.50.

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

On August 1, 2025, the Company authorized the issuance of 8,750 shares of common stock to Charles A. Ross, Jr., the Company’s CEO and chairman, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

On August 11, 2025, 20,000 shares of Series D preferred stock were converted into 5,000 shares of common stock.

On August 13, 2025, 1800 Diagonal Lending converted a portion of their debt into 2,260 shares of common stock.

On August 14, 2025, 1800 Diagonal Lending converted a portion of their debt into 1,978 shares of common stock.

On August 15, 2025, the Company entered into an Exchange and Settlement Agreement with Agile Capital Funding, LLC, exchanging all amounts due under a loan agreement for 20,725 shares of common stock and a three-year pre-funded warrant to purchase 34,984 shares of common stock.

On August 18, 2025, 1800 Diagonal Lending converted a portion of their debt into 2,029 shares of common stock.

On August 19, 2025, the Company issued 21,308 shares of common stock and a pre-funded warrant for the purchase of 59,160 shares of common stock to Schmitty’s.

On August 19, 2025, 1800 Diagonal Lending converted a portion of their debt into 1,440 shares of common stock.

On August 21, 2025, 1800 Diagonal Lending converted a portion of their debt into 1,483 shares of common stock.

On August 22, 2025, the Company issued 2,000 shares of Series E Preferred Stock in exchange for a portion of the purchased Damon Note.

On August 25, 2025, the Company issued 1,626 shares of common stock and a pre-funded warrant for the purchase of 62,693 shares of common stock to the Seller as part of the acquisition of 218 3rd Avenue. This transaction was terminated in September 2025 and the shares of common stock are in process of being returned for cancellation and the pre-funded warrant was cancelled.

On August 26, 2025, the Company entered into a Securities Exchange Agreement with Agile Capital Funding, LLC, exchanging all amounts due under a loan agreement for 20,725 shares of common stock and a three-year pre-funded warrant to purchase 34,984 shares of common stock.

On September 5, 2025, 1800 Diagonal Lending converted a portion of their debt into 2,825 shares of common stock.

On September 8, 2025, the Company received a subscription agreement for the purchase of 40,000 shares of Series D Convertible Preferred Stock at $7.50 per share for cash consideration of $300,000.

On September 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 5,219 shares of common stock.

On September 10, 2025, 1800 Diagonal Lending converted a portion of their debt into 3,755 shares of common stock.

On September 15, 2025, the Company issued 280,000 shares of Series D Convertible Preferred Stock for the purchase of 30% of the outstanding membership interests in 218 LLC.

On September 16, 2025, the Company issued 12,000 shares of Series D Convertible Preferred Stock to Carter, Terry & Company Inc. for partial payment of commissions owed on a recent financing.

On September 25, 2025, the Company authorized the issuance of 8,750 shares of common stock to Corey Lambrecht, the Company’s President/COO and a director, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

On September 25, 2025, the Company authorized the issuance of 8,750 shares of common stock to Charles A. Ross, Jr., the Company’s CEO and chairman, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

On September 30, 2025, the Company issued 200,000 shares of Series D Convertible Preferred Stock to RAEK for the purchase of 3% of the membership interests in RAEK and 20,000 shares of Series D Convertible Preferred Stock to DeMint Law, PLLC for accrued legal fees.

LTIP Shares

On April 9, 2025, the Company registered an aggregate of 25,383 shares of common stock pursuant to the 2021 Long-Term Incentive Plan and the 2025 Stock Incentive Plan. No shares have been issued under the 2025 Stock Incentive Plan through September 30, 2025.

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

On July 10, 2024, the Company entered into a separately negotiated Conversion Agreement (the “Conversion Agreement”) with the Series D convertible preferred stock holder, pursuant to which the holder agreed to convert the 133,334 shares of Series D convertible preferred stock it held into 111,608 shares of common stock, par value $0.001 per share, of the Company. The shares of common stock underlying the Series D convertible preferred stock was reduced and repriced from $30 per share to $8.96 per share (which this price represents the closing price for the Company’s common stock on NASDAQ for the day immediately preceding the date of the Conversion Agreement).

Refer to Note 8 – Notes Payable – Working Capital, for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the nine months ended September 30, 2025.

NOTE 14 – LEASES AND LEASED PREMISES

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

Rent expense for operating leases totaled approximately $40,000 and $104,000 for the three months ended September 30, 2025 and 2024, respectively. Rent expense for operating leases totaled approximately $145,000 and $336,000 for the nine months ended September 30, 2025 and 2024, respectively. These amounts are included in our consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	September 30, 2025	December 31, 2024
		(Unaudited)	(Audited)
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$2,438,653	$2,909,213
Right-of-use lease liability, current	Other current liabilities	$783,197	$661,857
Right-of-use lease liability, long-term	Right-of-use operating lease liability	$1,679,729	$2,372,190

As of September 30, 2025, weighted-average remaining lease term and discount rate were as follows:

September 30, 2025
Weighted Average Remaining Lease Term:
Operating leases	3.1 years
Weighted Average Discount Rate:
Operating leases	12.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2025	$264,159
2026	1,016,618
2027	870,185
2028	520,241
2029	278,328
Total future minimum lease payments, undiscounted	2,949,531
Less: Imputed interest	(486,605)
Present value of future minimum lease payments	$2,462,926

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the nine months ended September 30, 2025 and 2024, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

On June 26, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company issued and sold to Streeterville a secured promissory note in the original principal amount of $5,470,000. The Note carries an original issue discount of $450,000 and the Company agreed to pay $20,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company. On the Closing Date, Streeterville paid $375,000 to the Company and $4,625,000 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly-owned subsidiary, ARH Sub, to be held pursuant to the Deposit Account Control Agreement (“DACA”). On September 10, 2025, the Company entered into a global amendment to the Purchase Agreement and Note, in order to release $2,000,000 of the funds held in the DACA, which was utilized to repay the Bank of America loan. Under the terms of the Amendment, Streeterville agreed to release the $2,000,000 of the DACA held funds for the express purposes of repaying the Bank of America loan. The Company agreed to pay Streeterville a funds release fee of $1,000,000, which was added to the Note increasing the current balance due to $6,580,486. Payoff on the Bank of America loan was $1,860,955 and the remaining $139,045 was released to the Company. The Bank of America loan is fully resolved, with no outstanding obligations remaining.

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of September 30, 2025 and December 31, 2024 there were no outstanding letters of credit issued during the normal course of business.

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

On August 20, 2025, the Company received a subsequent notice from Nasdaq citing continued non-compliance with the Rule due to insufficient stockholders’ equity. The Company requested a hearing before the Nasdaq Hearings Panel, which was held on September 30, 2025. On October 20, 2025, the Panel granted a conditional extension to continue the Company’s Nasdaq listing, requiring the Company to demonstrate compliance with the Stockholders’ Equity Requirement by November 15, 2025.

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

NOTE 16 – SEGMENT REPORTING

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

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of September 30, 2025, through the date the financial statements were issued and determined that there were the following subsequent events:

Horberg Enterprises Securities Purchase Agreement

On October 1, 2025, the Company entered into a Securities Purchase Agreement with Horberg, pursuant to which Horberg purchased 100,000 shares of the Company’s Series D Convertible Preferred Stock for $750,000. Pursuant to the use of proceeds contained in the SPA, the Company repaid the $500,000 OID Note held by Horberg dated July 31, 2025, with the remaining $250,000 to be utilized for general working capital. Horberg agreed to limit the amount of common stock received upon conversion of the Series D Convertible Preferred Stock to less than 4.99% of the total outstanding common stock.

Sale/Issuance of Equity Securities

On October 2, 2025, the Company received subscription agreements for the purchase of 35,000 shares of Series D Convertible Preferred Stock at $7.50 per share to six accredited investors for cash consideration of $262,500.

On October 3, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 25,000 shares of common stock. On October 6, 2025, the same holder converted an additional 1,000 shares of Series D Convertible Preferred Stock into 5,000 shares of common stock.

On October 3, 2025, five holders of shares of Series D Convertible Preferred Stock converted such shares into 111,368 shares of common stock.

On October 3, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 2,502 shares of common stock to twenty stockholders of record effected by the rounding.

On October 6, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 70,709 shares of common stock.

On October 6, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 42 shares of common stock to CEDE & Co. for distribution to stockholders effected by the rounding.

On October 7, 2025, three holders of shares of Series D Convertible Preferred Stock converted such shares into 76,675 shares of common stock.

On October 8, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 80,860 shares of common stock.

On October 8, 2025, Schmitty’s exercised 33,821 pre-funded warrants for the issuance of 33,821 shares of common stock.

On October 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 25,005 shares of common stock.

On October 10, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 25,000 shares of common stock.

On October 10, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 140,220 shares of common stock.

On October 13, 2025, 1800 Diagonal Lending converted a portion of their debt into 26,817 shares of common stock.

On October 13, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 54,150 shares of common stock.

On October 14, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 129,970 shares of common stock.

On October 14, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 4,053,452 shares of common stock to CEDE & Co. for distribution to stockholders effected by the rounding.

On October 15, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 43,595 shares of common stock.

On October 16, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 8,000 shares of common stock.

On October 22, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 62,500 shares of common stock.

On October 24, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 25,000 shares of common stock.

On October 28, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 258,335 shares of common stock.

On November 4, 2025, a holder of 37,893 shares of Series D Convertible Preferred Stock converted such shares into 189,465 shares of common stock.

On November 6, 2025, SCC requested the issuance of 180,754 shares of Common Stock to SCC, representing a payment of approximately $180,754.

Reverse Stock Split

On October 3, 2025, the Company effectuated a 1-for-20 reverse stock split. On October 14, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 4,053,452 shares of common stock to CEDE & Co. for distribution to stockholders effected by the rounding. Previously filed amounts have been adjusted to retrospectively reflect the effect of the reverse stock split.

1800 Diagonal Note

On October 14, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $183,280 (the “Note”). An original issue discount of $25,280 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $158,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments as follows:

Payment Date	Amount of Payment
November 15, 2025	$20,000
December 15, 2025	20,000
January 15, 2026	20,000
February 28, 2026	20,000
March 15, 2026	20,000
April 15, 2026	15,000
May 15, 2026	15,000
June 15, 2026	15,000
July 15, 2026	15,000
August 15, 2026	15,000
September 15, 2026	8,529
October 15, 2026	8,529
November 15, 2026	8,529
December 15, 2026	8,529
January 15, 2027	8,529
Total payback	$217,645

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

Nasdaq Hearings Panel Decision

On October 20, 2025, the Company received a decision letter from the Nasdaq Hearings Panel granting the Company’s request to continue its listing on Nasdaq, subject to the condition that, on or before November 15, 2025, the Company shall demonstrate compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). This decision follows the Company’s hearing before the Panel on September 30, 2025, regarding its non-compliance with the Equity Rule.

Silverback Capital Agreement

On October 28, 2025, the Company entered into a third Settlement Agreement and Stipulation (the “ Second Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $6,228,853.99 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price of $1.00. The Company agreed to issue SCC 75,000 shares of Common Stock as a settlement fee.

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

American Rebel & Champion Safes

Keeping your guns in a location only appropriate trusted members of the household can access should be a top priorities for every responsible gun owner. Whenever a new firearm is purchased, the owner should look for a way to store and secure it. Storing the firearm in a gun safe will prevent it from being misused by young household members, and it will prevent it from being stolen in a burglary or damaged in a fire or natural disaster. Gun safes may seem pricy at first glance, but once the consumer is educated on their role to protect expensive firearms and other valuables such as jewelry and important documents, the price is justified.

Champion Safe Co. produces large floor safes in a variety of models and sizes as well as small portable keyed safes. Additional opportunities exist for us to develop Wall Safes and Handgun Boxes.

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

A gun safe is the best investment a gun owner can make because the safe can protect guns from thieves, fire, water, or accidents. Bills or ballot measures to require safe storage have been discussed in Delaware, Washington, Oregon, Missouri and Virginia; and various laws are on the books in California and Massachusetts. The gun safe industry is experiencing growth and innovation. Andy Ross and the rest of the American Rebel team are committed to fulfilling the opportunity in the gun safe market and filling the identified void.

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

Minority Interest Agreements

During the three months ended September 30, 2025, we entered into multiple agreements to acquire minority ownership interests in certain entities.

On September 2, 2025, we executed a Membership Interest Purchase Agreement with Sydona Enterprises, LLC, d/b/a Schmitty’s, acquiring a 19.01% ownership interest in Schmitty’s. The consideration for this acquisition included the issuance of 426,155 shares of common stock and prefunded warrants to purchase an additional 1,183,191 shares of common stock at $0.01 per share. The total value of the transaction was approximately $1.99 million. This strategic investment positions American Rebel to leverage Schmitty’s established presence in the smokeless market, aligning with the Company’s expansion into the $10 billion smokeless category. The partnership aims to enhance Schmitty’s retail distribution and explore licensing opportunities under the “America’s Patriotic Brand” umbrella.

On September 30, 2025, we entered into a Membership Interest Purchase Agreement with RAEK Data, LLC to acquire a minority membership interest in the entity. Pursuant to the agreement, we issued 200,000 shares of Series D Convertible Preferred Stock to RAEK Data, LLC in exchange for its ownership interest. The shares were issued at a stated value of $7.50 per share, resulting in an aggregate transaction value of $1,500,000. This transaction was accounted for as an equity acquisition, with the acquired noncontrolling interest recorded at fair value on the acquisition date. The acquisition provides the Company with additional operational influence.

218 3rd Avenue Asset Acquisition

On August 19, 2025, we entered into a Purchase and Sale Agreement with 218 LLC (the “Seller”) for the sale of an approximately 20,829 square foot four story commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee 37201 (“218 3rd Avenue”) for a sale price of $14.1 million. On September 15, 2025, we entered into a mutual termination agreement of the Purchase Agreement. On the same day, we entered into a membership interest purchase agreement (the “MIPA”) to purchase all of the outstanding membership interests in 218 3rd Avenue.

We have agreed to pay Seller $14,100,000, the appraised value of 218 3rd Avenue, for all of the ownership interests in the Seller in tranches over twelve months. Upon execution of the MIPA, we authorized the issuance of 280,000 shares of Series D Convertible Preferred Stock, valued at $7.50 per share ($2,1000,000 in value), for the purchase of 30% of the outstanding membership interests in the Seller.

Further, we shall pay the Seller $300,000 of the purchase price in three non-refundable $100,000 installments; the first installment shall be payable 15 days following execution of the MIPA and shall purchase an additional 1% of the outstanding membership interests in the Seller; the second installment shall be payable 45 days following execution of the Agreement and shall purchase an additional 1% of the outstanding membership interests in the Seller; and the third installment shall be payable 75 days following execution of the Agreement and shall purchase an additional 1% of the outstanding membership interests in the Seller.

In addition, we executed a 12-month, 6% per annum promissory note in the amount of the $11,700,000 payable to the Seller. Seller may, from time to time, convert a portion of principal and interest under the Note into tranches of 200,000 shares of the Company’s Series D Convertible Preferred Stock (valued at $1,500,000) and simultaneously convert such preferred stock into 1,000,000 shares of Common Stock and then sell such shares, or in other amounts that do not exceed a 4.99% beneficial ownership, and apply the proceeds towards the principal and interest of the Note. Each conversion shall purchase an additional 1% ownership interest in Seller. We agreed to issue to Seller an additional 18,800 shares of Series D Convertible Preferred Stock, valued at $141,000, as a convenience fee.

Damon Note Purchase Agreement

On August 22, 2025, the Company entered into a note purchase agreement (the “NPA”) with Streeterville Capital, LLC, a Utah limited liability company (“Streeterville”), for the purchase by the Company of a portion of a certain $6,470,000 secured promissory note dated June 26, 2024 (the “Damon Note”) in Damon, Inc., a British Columbia corporation (“Damon”) held by Streeterville. Damon is a public company, registered as a foreign private issuer with the SEC, with its common shares traded on the OTCID Basic Market under the symbol “DMNIF”.

Upon the terms and conditions set forth in the NPA, Streeterville sold, transferred and assigned to the Company, and the Company agreed to purchase from Streeterville, $2,000,000 of the Damon Note in consideration for the issuance to Streeterville of 2,000 shares of the Company’s newly authorized Series E Preferred Stock, par value $0.001 per share. In the event the Company’s common stock is ever delisted from Nasdaq, Streeterville will have the right to repurchase the portion of the purchased Damon Note from the Company in exchange for cancellation of the shares of Series E Preferred Stock.

The Damon Note is secured by certain collateral of Damon as set forth in the transaction documents between Streeterville and Damon. The Company and Streeterville agreed that the security interest held in the collateral by Streeterville will be held pari passu for benefit of both parties. Any and all rights, benefits and proceeds of the collateral will be shared pro rata by the Company and Streeterville (based on the then-outstanding balances of the Damon Note and the portion of the Damon Note purchased by the Company). Any decision regarding when, how and whether to pursue collections or other actions against Damon will be determined by Streeterville in consultation with the Company. The Company covenanted and agreed that it will not pursue any collections or other action against Damon without Streeterville’s consent.

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

Results of Operations

From inception through September 30, 2025, we have generated an accumulated deficit of $93,513,226. We expect to incur additional losses during fiscal year ending December 31, 2025, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the three months ended September 30, 2025, we reported Revenues of $1,877,518 compared to Revenues of $2,337,786 for the three months ended September 30, 2024. The decrease in Revenues of $460,268 (or (20%) period over period) for the current period compared to the three months ended September 30, 2024 is attributable to slower sales for 2025 and current market conditions. For the three months ended September 30, 2025, we reported Cost of Goods Sold of $2,075,288 compared to Cost of Goods Sold of $2,835,763 for the three months ended September 30, 2024. The decrease in Cost of Goods Sold of $760,475 (or (27%) period over period) for the current period is primarily attributable to the decrease in revenue. For the three months ended September 30, 2025, we reported Gross Margin of $(197,770), compared to Gross Margin of $(497,977) for the three months ended September 30, 2024 and a Gross Margin percentage of (11%) for the three months ended September 30, 2025 compared to (21%)% for the three months ended September 30, 2024. In general, second amendment businesses have experienced a slowdown in sales volume during the past year.

Operating Expenses

Total operating expenses for the three months ended September 30, 2025 were $3,482,401 compared to $542,695 for the three months ended September 30, 2024 as further described below. Overall, we experienced a $2,939,706 increase in operating expenses period over period. This increase is primarily due to the large adjustment made to compensation expense – officers – deferred comp – related party made during the three months ended September 30, 2024 as a result of the 2023 and 2022 re-audits. There was also a slight increase in administrative and other expenses due to increased accounting and legal fees and increased marketing and brand development costs.

For the three months ended September 30, 2025, we incurred consulting/payroll and other costs (along with officer compensation) of $903,397 compared to consulting/payroll and other costs (along with officer compensation) of $(1,932,565) for the three months ended September 30, 2024. The increase in consulting/payroll and other costs of $2,835,962 was due to the adjustment in the deferred compensation expense due to common stock equivalents on our Series A preferred stock as identified and corrected during the period ended September 30, 2024 upon finalization of the 2023 re-audit. We expects to try and maintain our consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the three months ended September 30, 2025, we incurred rental expense, warehousing, outlet expense of $39,742, compared to rental expense, warehousing, outlet expense of $103,562 for the three months ended September 30, 2024. The decrease in rental expense, warehousing, outlet expense of $63,820 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place.

For the three months ended September 30, 2025, we incurred product development expenses of $160,209 compared to product development expenses of $277,483 for the three months ended September 30, 2024. The decrease in product development expenses of $117,274 is due to the timing of development expenses in connection with the private label beer. We expect to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended September 30, 2025, we incurred marketing and brand development expenses of $739,976 compared to marketing and brand development expenses of $624,509 for the three months ended September 30, 2024. The increase in marketing and brand development expenses of $115,467 (or 42% period over period) relates primarily to market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended September 30, 2025, we incurred administrative and other expense of $1,602,039 compared to administrative and other expense of $1,414,889 for the three months ended September 30, 2024. The increase in administrative and other expense of $187,150 (or 13% period over period) relates directly to increased professional fees including accounting and legal fees.

For the three months ended September 30, 2025, we incurred depreciation and amortization expense of $37,038 compared to depreciation and amortization expense of $54,817 for the three months ended September 30, 2024. The increase primarily relates to amortization related to intangible assets.

Other income and expenses

For the three months ended September 30, 2025, we incurred interest expense of $329,231 compared to interest expense of $649,216 for the three months ended September 30, 2024. The decrease in interest expense of $319,985 is due to a significant number of notes we have entered into and subsequently converted or modified. For the three months ended September 30, 2025, we incurred a loss on debt extinguishment of $1,213,772 and loss on settlement of liability of $7,000 compared to a loss on debt extinguishment of $62,505 for the three months ended September 30, 2024. This is due to the increased amount of conversions of debt into equity in 2025 and the amended Streeterville loan payable.

Net Loss

Net loss for the three months ended September 30, 2025 amounted to $5,230,027, resulting in a loss per share of $(32.44), compared to a net loss of $1,747,957 for the three months ended September 30, 2024, resulting in a loss per share of $(3,032.24) (adjusted for various reverse stock splits). The increase in the net loss for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily due to a myriad of expenses that we incurred in the quarter, such as professional and legal fees, increased costs in marketing, and the softening of gross margin on sales as well as a significant loss on debt extinguishment.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the nine months ended September 30, 2025, we reported Revenues of $7,231,439 compared to Revenues of $9,637,016 for the nine months ended September 30, 2024. The decrease in Revenues of $2,405,577 (or (25%) period over period) for the current period compared to the nine months ended September 30, 2024 is attributable to slower sales for 2025 and current market conditions. For the nine months ended September 30, 2025, we reported Cost of Goods Sold of $7,171,528 compared to Cost of Goods Sold of $9,263,015 for the nine months ended September 30, 2024. The decrease in Cost of Goods Sold of $2,091,487 (or (23%) period over period) for the current period is primarily attributable to the decrease in revenue. For the nine months ended September 30, 2025, we reported Gross Margin of $59,911, compared to Gross Margin of $374,001 for the nine months ended September 30, 2024. The decrease in Gross Margin of $314,090 (or (84%) period over period) for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is again due a decrease in sales and increased costs of goods sold. Gross Margin percentage for the nine months ended September 30, 2025 was 1% compared to 4% for the nine months ended September 30, 2024. In general, second amendment businesses have experienced a slowdown in sales volume during the past twelve months and this is in line with what we have experienced in our business.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2025 were $10,904,780 compared to $7,639,863 for the nine months ended September 30, 2024 as further described below. Overall, we experienced a $3,264,917 increase in operating expenses period over period. This increase is primarily due to an increase in administrative and other expenses due to increased accounting and legal fees and increased marketing and brand development costs.

For the nine months ended September 30, 2025, we incurred consulting/payroll and other costs (along with officer compensation) of $2,944,253 compared to consulting/payroll and other costs (along with officer compensation) of $1,967,639 for the nine months ended September 30, 2024. The increase in consulting/payroll and other costs of $(1,859,348) was due to merit increases and a change in the executive team. We expect to try and maintain its consulting/payroll and other costs as we endeavor to further expand our sales volume.

For the nine months ended September 30, 2025, we incurred rental expense, warehousing, outlet expense of $145,108, compared to rental expense, warehousing, outlet expense of $335,743 for the nine months ended September 30, 2024. The decrease in rental expense, warehousing, outlet expense of $190,635 is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost cutting measures or efficiencies put in place.

For the nine months ended September 30, 2025, we incurred product development expenses of $902,033 compared to product development expenses of $713,883 for the nine months ended September 30, 2024. The increase in product development expenses of $188,150 is due to the timing of development expenses in connection with the private label beer. We expect to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the nine months ended September 30, 2025, we incurred marketing and brand development expenses of $2,406,274 compared to marketing and brand development expenses of $1,189,219 for the nine months ended September 30, 2024. The increase in marketing and brand development expenses of $1,217,055 (or 102% period over period) relates primarily to market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the nine months ended September 30, 2025, we incurred administrative and other expense of $4,397,199 compared to administrative and other expense of $3,323,566 for the nine months ended September 30, 2024. The increase in administrative and other expense of $1,073,633 (or 32% period over period) relates directly to increased professional fees including accounting and legal fees.

For the nine months ended September 30, 2025, we incurred depreciation and amortization expense of $109,913 compared to depreciation and amortization expense of $109,813 for the nine months ended September 30, 2025. Depreciation and amortization expense remained consistent, and we expect it to remain consistent.

Other income and expenses

For the nine months ended September 30, 2025, we incurred interest expense of $1,483,357 compared to interest expense of $2,128,357 for the nine months ended September 30, 2024 The decrease in interest expense of $645,000 is due to a significant number of notes we have entered into and subsequently converted or modified.

For the nine months ended September 30, 2025, we incurred a loss on debt extinguishment of $13,531,557 and loss on settlement of liability of $2,586,509 compared to a loss on extinguishment of debt of $312,505 for the nine months ended September 30, 2024. This is due to several additional conversions of debt into equity during the nine months ended September 30, 2025 as well as the amended Streeterville loan payable.

Net Loss

Net loss for the nine months ended September 30, 2025 amounted to $28,427,026, resulting in a loss per share of $(113.30), compared to a net loss of $9,702,239 for the nine months ended September 30, 2024, resulting in a loss per share of $(6,664.86) (adjusted for various reverse stock splits). The increase in the net loss for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is primarily due to a myriad of expenses that we incurred, such as professional and legal fees, increased costs in marketing, and the softening of gross margin on sales as well as the significant loss on debt extinguishment as mentioned above.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital decreased by $8,709,796 period over period where we had a working capital deficit of $(8,940,228) at December 31, 2024 compared to a working capital deficit balance of $(17,650,023) at September 30, 2025. This working capital decrease was due to increased expenses launching new products and slowing sales in its legacy business. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the nine months ended September 30, 2025, we reduced anticipated cash outflows of $27.7 million through the issuance of common stock in exchange for settlement of our outstanding debt and payables.

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

Promissory Notes – Working Capital

Over the past twelve months, we entered into various working capital notes with a total balance of $18,453,772 as of September 30, 2025. The promissory notes have various terms – refer to Note 10 of our consolidated financial statements for the specific terms of each promissory note.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates. Our critical accounting estimates include the following, which are listed in no particular order:

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

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

Fair Value of Financial Instruments

Fair value estimates are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments approximates their fair values.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of September 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended September 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II: Other Information

Item 1 - Legal Proceedings

Liberty Safe

On July 23, 2024, the Company received notice of a complaint filed in the U.S. District Court for the District of Utah by Liberty Safe and Security Products, Inc. (“Liberty”), in connection with the marketing and sale of the Company’s and its subsidiaries, Champion Safe Company, Inc., line of safe products. As of the date of this Report, the complaint has not been served on the Company or Champion Safe. In the complaint, Liberty alleges trademark infringement as a result of the purported use of the term “Freedom” in the sale of safes, federal false designation of origin and unfair competition, violation of Utah deceptive trade practices, Utah unfair competition, and damages to Liberty. Management believes that this lawsuit is without merit; however has initiated settlement discussions with Liberty and anticipates an amicable settlement to be forthcoming. The Company and its counsel has been working on a settlement to this matter; however, on September 30, 2025 the Company received a copy of an order granting motion for entry of default. The Company continues to work with Liberty in settling this matter and at this time, management does not believe a settlement with Liberty will have a material effect on its business or financial condition.

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

On September 15, 2025, Bank of America was repaid the $1,860,955.45 owed under the line of credit. Bank of America dismissed the lawsuit and filed a UCC-3 termination and release of all collateral under the line of credit. This matter is now fully resolved, with no outstanding obligations remaining.

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

Item 2 - Unregistered Sales of Equity Securities

On July 12, 2025, a holder of shares of Series D Preferred Stock converted such shares into 15,000 shares of common stock at a conversion price per share of $30.

Effective August 1, 2025, the Company entered into a 5-month strategic advisory agreement, pursuant to which the Company issued the advisor 4,000 shares of Series D Convertible Preferred Stock valued at $30,000.

On August 1, 2025, the Company authorized the issuance of 8,750 shares of common stock to Corey Lambrecht, the Company’s President/COO and a director, upon the conversion of shares of Series A Convertible Preferred Stock.

On August 1, 2025, the Company authorized the issuance of 8,750 shares of common stock to Charles A. Ross, Jr., the Company’s CEO and chairman, upon the conversion of shares of Series A Convertible Preferred Stock.

On August 11, 2025, a holder of shares of Series D Preferred Stock converted such shares into 2,500 shares of common stock at a conversion price per share of $30.

On August 11, 2025, a holder of 10,000 shares of Series D Preferred Stock converted such shares into 50,000 shares of common stock at a conversion price per share of $30.

Between August 13 and August 21, 2025, the Company issued an aggregate of 10,765 shares of common stock to a lender in connection with the conversion of a promissory note originally entered into on February 10, 2025.

On August 13, 2025, 1800 Diagonal Lending converted a portion of their debt into 45,198 shares of common stock.

On August 14, 2025, 1800 Diagonal Lending converted a portion of their debt into 39,548 shares of common stock.

On August 18, 2025, 1800 Diagonal Lending converted a portion of their debt into 40,579 shares of common stock.

On August 18, 2025, the Company authorized the issuance of the 20,725 shares of common stock and 34,984 shares of common stock underlying Prefunded Warrants.

On August 19, 2025, the Company issued 25,000 shares of Series D Convertible Preferred Stock to a strategic advisor for services to be rendered pursuant to a strategic advisory agreement for the period from August 18, 2025 through June 30, 2027.

On August 19, 2025, 1800 Diagonal Lending converted a portion of their debt into 38,261 shares of common stock.

On August 21, 2025, 1800 Diagonal Lending converted a portion of their debt into 51,696 shares of common stock.

On August 22, 2025, the Company authorized the issuance of 2,000 shares of Series E Preferred Stock in exchange for a note purchase agreement.

On September 3, 2025, the Company authorized the issuance of 6,667 shares of Series D Convertible Preferred Stock to Eventus Advisory Group LLC for accrued fees of $50,000 and 20,000 shares of Series D Convertible Preferred Stock to DeMint Law, PLLC for accrued fees of $150,000.

On September 4, 2025, the Company issued 25,000 shares of common stock to FMW Media Services pursuant to the terms of a Consulting Services Agreement dated August 28, 2025.

Between September 5 and September 10, 2025, the Company issued an aggregate of 11,798 shares of common stock to a lender in connection with the conversion of a promissory note originally entered into on March 3, 2025.

On September 5, 2025, 1800 Diagonal Lending converted a portion of their debt into 56,497 shares of common stock.

On September 7, 2025, the Company authorized the issuance of 24,000 shares of Series D Convertible Preferred Stock to MZ Digital, LLC for accrued fees of $150,000 and 4,000 shares of Series D Convertible Preferred Stock for an invoice dated July 23, 2025.

On September 8, 2025, the Company received a subscription agreement for the purchase of 40,000 shares of Series D Convertible Preferred Stock at $7.50 per share to an accredited investor for cash consideration of $300,000.

On September 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 104,362 shares of common stock.

On September 10, 2025, 1800 Diagonal Lending converted a portion of their debt into 75,097 shares of common stock.

On September 10, 2025, the Company issued a lender a two year warrant to purchase up to 225,000 shares of Series D Convertible Preferred Stock at $7.50 per share.

On September 15, 2025, the Company issued 280,000 shares of Series D Convertible Preferred Stock for the purchase of 30% of the outstanding membership interests in a private limited liability company and 18,800 shares of Series D Convertible Preferred Stock for the commitment fee to the seller.

On September 16, 2025, the Company issued 12,000 shares of Series D Convertible Preferred Stock, valued at $90,000, to Carter, Terry & Company Inc. (“Carter Terry”) for partial payment of commissions owed on a recent financing completed by the Company. The Company agreed to register the shares of common stock underlying conversion of the Series D Preferred Shares within thirty (30) calendar days. At any time prior to the registration of the Series D Preferred Shares, the Company may elect, in its sole discretion, to satisfy the $90,000 fee obligation in cash, payable directly to Carter Terry.

On September 25, 2025, the Company authorized the issuance of 8,750 shares of common stock to Charles A. Ross, Jr., the Company’s Chairman and CEO, upon the conversion of shares of Series A Convertible Preferred Stock.

On September 25, 2025, the Company authorized the issuance of 8,750 shares of common stock to Corey Lambrecht, the Company’s President, COO and a director, upon the conversion of shares of Series A Convertible Preferred Stock.

On September 30, 2025, the Company authorized the issuance of the 200,000 shares of Series D Convertible Preferred Stock to RAEK Data, LLC for the acquisition of membership interests valued at $1,500,000.

On September 30, 2025, the Company authorized the issuance of 20,000 shares of Series D Convertible Preferred Stock to DeMint Law, PLLC for accrued fees in the amount of $150,000.

On September 30, 2025, the Company received two subscription agreements for the purchase of 70,000 shares of Series D Convertible Preferred Stock at $7.50 per share to two accredited investors for cash consideration of $525,000.

Subsequent Issuances after Quarter-End

On October 2, 2025, the Company authorized the issuance of 100,000 shares of Series D Convertible Preferred Stock for $750,000 pursuant to a securities purchase agreement.

On October 2, 2025, the Company received subscription agreements for the purchase of 35,000 shares of Series D Convertible Preferred Stock at $7.50 per share to six accredited investors for cash consideration of $262,500.

On October 3, 2025, the Company effectuated a 1-for-20 reverse stock split. On October 3, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 2,502 shares of common stock to twenty stockholders of record effected by the rounding. On October 14, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 4,053,452 shares of common stock to CEDE & Co. for distribution to stockholders effected by the rounding.

On October 3, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 25,000 shares of common stock. On October 6, 2025, the same holder converted an additional 1,000 shares of Series D Convertible Preferred Stock into 5,000 shares of common stock.

On October 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 25,005 shares of common stock.

On October 10, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 25,000 shares of common stock.

On October 13, 2025, 1800 Diagonal Lending converted a portion of their debt into 26,817 shares of common stock.

On October 22, 2025, a holder of 12,500 shares of Series D Convertible Preferred Stock converted such shares into 62,500 shares of common stock.

On October 24, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 25,000 shares of common stock. On October 28, 2025, the same holder converted an additional 5,000 shares of Series D Convertible Preferred Stock into 25,000 shares of common stock.

On November 6, 2025, SCC requested the issuance of 180,754 shares of Common Stock to SCC, representing a payment of approximately $180,754.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2025.

Item 3 – Defaults upon Senior Securities

The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses from operations and cash flow difficulties. The Company’s accumulated deficit was ($92,987,390) as of September 30, 2025 and ($65,086,200) as of December 31, 2024. The Company has experienced cash flow restraints and has missed payments due under several financing agreements. To date, the majority of lenders have been working with the Company towards amenable solutions to remedy any issues related to such agreements.

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

Nasdaq Hearings Panel Decision

On October 20, 2025, the Company received a decision letter from the Nasdaq Hearings Panel (“Panel”) granting the Company’s request to continue its listing on The Nasdaq Stock Market LLC (“Nasdaq”), subject to the condition that, on or before November 15, 2025, the Company shall demonstrate compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). This decision follows the Company’s hearing before the Panel on September 30, 2025, regarding its non-compliance with the Equity Rule.

As previously reported in a Current Report on Form 8-K filed on August 20, 2025, the Company received written notice from Nasdaq’s Listing Qualifications Department (the “Staff”) indicating that the Company did not timely regain compliance with the Equity Rule. The Company requested a hearing before the Panel, at which it presented its plan to evidence compliance with the Equity Rule as of September 30, 2025.

In its written notice, the Panel stated on or before November 15, 2025, the Company shall demonstrate compliance with the Equity Rule by filing a timely public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the Equity Rule, and by providing an indication of its equity following those transactions. The Company may do so by including in the public filing a balance sheet not older than 60 days with pro forma adjustments for any significant transactions or events occurring on or before the report date.

The Panel further stated that during the granted exception period the Company must promptly notify the Panel of any significant developments, particularly any event, condition or circumstance that may impact its ability to meet the terms of the exception granted by the Panel and that the Panel reserves the right to reconsider the granted exception in such an instance. The Company is diligently working to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that the Company will be able to do so. In the event that the Company is unable to meet the terms of the Panel’s decision, the Company will be subject to delisting from Nasdaq.

SB Capital Agreement

On October 28, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $6,228,853.99 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price. In the event the Company’s market price decreases to or below $1.00 per share, then either the Company or SCC may declare a default. SCC has agreed that it will not become the beneficial owner of more than 4.99% of common stock of the Company at any point in time. The Settlement Agreement and the issuance of the Settlement Shares was approved by the Circuit Court of the Twelfth Judicial Circuit Court for Manatee County, Florida (the “Court”) on November 5, 2025 (Case No. 2025 CA 2642). The Court entered an Order confirming the fairness of the terms and conditions of the Settlement Agreement and the issuance of the Settlement Shares.

In connection with the SCC Settlement Agreement, on November 6, 2025, SCC requested the issuance of 180,754 shares of Common Stock to SCC, representing a payment of approximately $180,754. The issuance of the Settlement Shares is in process with the Company’s transfer agent and is being made in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, which exempts from registration any securities issued in exchange for one or more outstanding securities, claims or property interests where the terms and conditions of such issuance and exchange are approved by a court of competent jurisdiction after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange have the right to appear.

The foregoing description of the Settlement Agreement and of all of the parties’ rights and obligations under the Settlement Agreement are qualified in its entirety by reference to the Settlement Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and of which is incorporated herein by reference.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles of Incorporation effectuating 1-for-9 Reverse Stock Split effective October 2, 2024 (Incorporated by references to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
3.6	ARH Sub Operating Guidelines (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 3, 2025)
3.7	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on October 3, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 23, 2025)

4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock ((Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.6	Form of Pre-funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed February 15, 2022)
4.7	Line of Credit Agreement dated February 10, 2023 (Incorporated by reference to Exhibit 4.6 to Form 10-Q filed May 15, 2023)
4.8	Financing Agreement dated April 14, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed May 1, 2023)
4.9	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.10	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.11	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 6, 2023)
4.12	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.13	Alt Banq Financing Agreement dated December 28, 2023 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 3, 2024)
4.14	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
4.15	April 2025 Private Placement Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 10, 2025)
4.16	April 2025 Private Placement Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 10, 2025)
4.17	April 2025 Private Placement Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 10, 2025)
4.18	April 2025 Private Placement Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 10, 2025)
4.19	Streeterville Capital OID Note dated June 26, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 3, 2025)
4.20	Certificate of Designation of Series E Preferred Stock dated August 22, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed August 26, 2025)
4.21	Streeterville Capital Exchange Note dated September 10, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 12, 2025)
4.22	Streeterville Capital Warrant dated September 10, 2025 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed September 12, 2025)
4.23	Amended Certificate of Designation of Series D Convertible Preferred Stock dated September 24, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 25, 2025)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Armistice Form of Prefunded Warrant (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 28, 2023)
10.8	Armistice Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 28, 2023)
10.9	Tony Stewart Racing Nitro Sponsorship Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2023)
10.10	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)

10.11	Loan Agreement dated July 1, 2023 (Incorporated by reference to Exhibit 10.17 to Form 10-Q filed on August 14, 2023)
10.12	Form of Inducement Letter dated September 8, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 8, 2023)
10.13†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.14†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.15†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.16	$500,000 Revenue Interest Purchase Agreement dated December 19, 2023 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 22, 2023)
10.17	New Loan Agreement dated January 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 5, 2024)
10.18	1800 Diagonal Note dated March 21, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2024)
10.19	1800 Diagonal Securities Purchase Agreement dated March 21, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 22, 2024)
10.20	$100,000 Revenue Interest Purchase Agreement dated March 22, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2024)
10.21	$100,000 Revenue Interest Purchase Agreement dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 3, 2024)
10.22	$100,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.22 to Form 10-K filed on April 12, 2024)
10.23	$300,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.23 to Form 10-K filed on April 12, 2024)
10.24	$75,000 Revenue Interest Purchase Agreement dated April 9, 2024 (Incorporated by reference to Exhibit 10.24 to Form 10-K filed on April 12, 2024)
10.25	$500,000 Revenue Interest Purchase Agreement dated April 19, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on April 25, 2024)
10.26	KBI Securities Exchange Agreement dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 16, 2024)
10.27	1800 Diagonal Note dated May 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 4, 2024)
10.28	1800 Diagonal Securities Purchase Agreement dated May 28, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 4, 2024)
10.29	Coventry Enterprises, LLC Note dated June 14, 2024 (Incorporated by reference to Exhibit 10.29 to Form 10-Q filed on June 14, 2024)
10.30	Coventry Enterprises, LLC Securities Purchase Agreement dated June 14, 2024 (Incorporated by reference to Exhibit 10.30 to Form 10-Q filed on June 14, 2024)
10.31	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.32	Parkview Advance Futures Receivables Sale and Purchase Agreement dated July 2, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 11, 2024)
10.33	Agile Lending Subordinated Business Loan and Security Agreement dated July 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 11, 2024)
10.34	KBI Conversion Agreement dated July 10, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated July 11, 2024)
10.35	Securities Exchange and Amendment Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 7, 2024)
10.36	Securities Exchange and Amendment Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 7, 2024)
10.37	$100,000 Amended RIP Agreement No. 1 effective August 5, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated August 7, 2024)
10.38	$100,000 Amended RIP Agreement No. 2 effective August 5, 2024 (Incorporated by reference to Exhibit 10.4 to Form 8-K dated August 7, 2024)

10.39	$300,000 Amended RIP Agreement No. 3 effective August 5, 2024 (Incorporated by reference to Exhibit 10.5 to Form 8-K dated August 7, 2024)
10.40	1800 Diagonal Note dated August 8, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated August 13, 2024)
10.41	1800 Diagonal Securities Purchase Agreement dated August 8, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated August 13, 2024)
10.42	Coventry Enterprises Note dated September 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated September 9, 2024)
10.43	Coventry Enterprises Securities Purchase Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated September 9, 2024)
10.44	Coventry Enterprises Conversion Agreement dated September 4, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated September 9, 2024)
10.45	1800 Diagonal Note dated October 4, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 8, 2024)
10.46	1800 Diagonal Securities Purchase Agreement dated October 4, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 8, 2024)
10.47	Investor Securities Exchange Agreement dated October 23, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2024)
10.48	Alumni Capital Note dated October 30, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 1, 2024)
10.49	Alumni Capital Securities Purchase Agreement dated October 30, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 1, 2024)
10.50	Alumni Capital Warrant dated October 30, 2024 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated November 1, 2024)
10.51	1800 Diagonal Note dated November 6, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 8, 2024)
10.52	1800 Diagonal Securities Purchase Agreement dated November 6, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 8, 2024)
10.53	Purchase and Exchange Agreement dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 13, 2024)
10.54	$400,000 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated November 13, 2024)
10.55	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 6, 2025)
10.56	AgileLending Subordinated Business Loan and Security Agreement (Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 9, 2025)
10.57	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.58	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.59	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.60	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.61	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.62	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.63	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)
10.64	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.65	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.66	April 2025 Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2025)
10.67	April 2025 Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 10, 2025)
10.68	1800 Diagonal Note dated April 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed April 14, 2025)
10.69	1800 Diagonal Securities Purchase Agreement dated April 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed April 14, 2025)
10.70	Form of OID Note dated May 27, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 30, 2025)
10.71	Bank of America Forbearance Agreement dated May 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2025)
10.72	Streeterville Capital Note Purchase Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2025)
10.73	Streeterville Capital DACA dated June 26, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 3, 2025)
10.74	Streeterville Capital Guaranty dated June 26, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 3, 2025)
10.75	Streeterville Capital Pledge Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 3, 2025)
10.76	1800 Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 14, 2025)

10.77	1800 Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 14, 2025)
10.78	Boot Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 14, 2025)
10.79	Boot Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 14, 2025)
10.80	OID Note dated July 31, 2025 (Incorporated by reference to Exhibit 10.80 to Form 10-Q filed August 13, 2025)
10.81	Agile Capital Funding Securities Exchange Agreement dated August 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 21, 2025)
10.82	Note Purchase Agreement dated August 22, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed August 26, 2025)
10.83	1800 Diagonal Note dated August 25, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 28, 2025)
10.84	1800 Diagonal Securities Purchase Agreement dated August 25, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K/A filed August 28, 2025)
10.85	FMW Consulting Services Agreement dated August 28, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2025)
10.86	Streeterville Capital Global Amendment dated September 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 12, 2025)
10.87	Streeterville Capital Exchange Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 12, 2025)
10.88	Streeterville Capital Guaranty dated September 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 12, 2025)
10.89	Streeterville Capital Security Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed September 12, 2025)
10.90	Streeterville Capital Pledge Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed September 12, 2025)
10.91	218 LLC Mutual Termination Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 15, 2025)
10.92	218 LLC Membership Interest Purchase Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 15, 2025)
10.93	218 LLC Promissory Note dated September 15, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 15, 2025)
10.94	RAEK Minority Membership Interest Purchase Agreement dated September 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 3, 2025)
10.95	Horberg Securities Purchase Agreement dated October 1, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 3, 2025)
10.96	1800 Diagonal Note dated October 14, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 17, 2025)
10.97	1800 Diagonal Securities Purchase Agreement dated October 14, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 17, 2025)
10.98#	Silverback Capital Settlement Agreement and Stipulation dated October 28, 2025
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1#	Knoxville Nationals Press Release dated August 12, 2025
99.2#	C&L Distributing Minnesota Press Release dated August 13, 2025
99.3#	NHRA Brainerd International Raceway Press Release dated August 14, 2025
99.4#	American Rebel Beer Primary Sponsor at NHRA Brainerd Nationals Press Release dated August 15, 2025
99.5#	Champion Safe Co. Welcomes Mountain Pass Safes Press Release dated August 19, 2025
99.6#	American Rebel Light Expands into Western North Carolina Press Release dated August 20, 2025
99.7#	American Rebel Light Primary Sponsor at NHRA U.S. Nationals in Indianapolis Press Release dated August 27, 2025
99.8#	Nasdaq Hearing Request Filing Press Release dated August 28, 2025
99.9#	Clarification of Webull/Benzinga Post Press Release dated August 28, 2025
99.10#	American Rebel Light Zink Distributing Indiana Press Release dated August 29, 2025
99.11#	Schmitty’s Minority Investment Press Release dated September 10, 2025
99.12#	218 3rd Avenue Transaction Update Press Release dated September 15, 2025
99.13#	Reverse Split Press Release dated September 23, 2025
99.14#	American Rebel Light Primary Sponsor at NHRA Midwest Nationals Press Release dated September 26, 2025
99.15#	Bank of America Resolution and Streeterville Transaction Press Release dated September 26, 2025
99.16#	Champion Safe Maricopa County Home Show Press Release dated September 26, 2025
99.17#	NHRA Midwest Nationals – Matt Hagan Win – Press Release dated September 29, 2025
99.18#	Reverse Split Effective Date Press Release dated October 2, 2025
99.19#	Champion Safe Expands Dealer Network in Bismark, North Dakota Press Release dated October 2, 2025
99.20#	RAEK Data Minority Interest Purchase Press Release dated October 6, 2025
99.21#	American Rebel Light at the 2025 National Beer Wholesalers Association Convention Press Release dated October 9, 2025
99.22#	American Rebel Light 2026 Distribution Placement in 416 Southeastern Grocers Locations Press Release dated October 13, 2025
99.23#	American Rebel Light NBWA Convention Breakout Success Press Release dated October 20, 2025
99.24#	Champion Safe Celebrates Cross Creek Outdoor Supplies Press Release dated October 21, 2025
99.25#	RAEK Acquisition of Firstpartydata.com Press Release dated October 27, 2025
99.26#	Champion Safe Dickson Sportsman Store Press Release dated October 28, 2025
99.27#	American Rebel Light Primary Sponsor of Matt Hagan and John Hall at 25th Annual Dodge Nevada Nationals Press Release dated October 31, 2025
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: November 10, 2025

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Darin Fielding
	Charles A. Ross, Jr., CEO		Darin Fielding
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

