Form 10-K
period 2025-12-31
AMERICAN REBEL HOLDINGS INC
filed 2026-03-31
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-41267

AMERICAN REBEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

nevada	47-3892903
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

218 3rd Avenue North, #400 Nashville, Tennessee	37201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 267-3235

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AREB	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	AREBW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $8,647,718.94 on June 30, 2025 based on the closing price per common share of $504.00 on that date.

The number of shares of the registrant’s common stock issued and outstanding as of March 30, 2026, was 233,366 shares.

Documents incorporated by reference: None

AMERICAN REBEL HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report” or “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;
●	our ability to efficiently manage and repay our debt obligations;
●	our ability to maintain compliance with the continued listing standards of Nasdaq;
●	the effect of new tariffs on our business and financial condition;
●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;
●	our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows;
●	the outcome of current litigation;
●	future acquisitions and operations of new manufacturing facilities and/or sales organizations might prove unsuccessful and could fail;
●	our inability to raise additional financing for working capital, especially related to purchasing critical inventory;
●	our ability to generate sufficient revenue in our targeted markets to support operations;
●	significant dilution resulting from our financing activities:
●	actions and initiatives taken by both current and potential competitors;
●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;
●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;
●	our success depends on our ability to introduce new products that track customer preferences;
●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;
●	as a significant portion of our revenues are derived by demand for our safes and the personal security products for firearms storage, we depend on the availability and regulation of ammunition and firearm storage;
●	our future operating results;
●	our ability to diversify our operations;
●	our inability to effectively meet our short- and long-term obligations;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	given our limited corporate history, it is difficult to evaluate our business and future prospects and increases the risks associated with an investment in our securities;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	changes in generally accepted accounting principles in the United States (or “U.S. GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;
●	deterioration in general or global economic, market and political conditions;
●	inability to efficiently manage our operations;
●	inability to achieve future operating results;
●	the unavailability of funds for capital expenditures;
●	our ability to recruit and hire key employees;
●	the inability of management to effectively implement our strategies and business plans;
●	our business prospects;
●	any contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy;
●	any possible financings; and
●	the adequacy of our cash resources and working capital.

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

Except as otherwise indicated by the context, references in this Annual Report to “Company,” “American Rebel Holdings,” “American Rebel,” “we,” “us” and “our” are references to American Rebel Holdings, Inc. and its operating subsidiaries, American Rebel Beverages, LLC, American Rebel, Inc., Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V. and American Rebel Licensing NIL I, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our Annual Report to security holders, including audited financial statements, at no charge, upon receipt of a written request to us at American Rebel Holdings, Inc., 218 3rd Avenue North, #400, Nashville, Tennessee 37201.

PART I

ITEM 1. BUSINESS

Recent Development and Events

Minority Interest Agreements

During the year ended December 31, 2025, we entered into multiple agreements to acquire minority ownership interests and other assets from certain entities.

Sydona Enterprises, LLC, d/b/a Schmitty’s

On September 2, 2025, we executed a Membership Interest Purchase Agreement with Sydona Enterprises, LLC, d/b/a Schmitty’s, acquiring a 19.01% ownership interest in Schmitty’s. The consideration for this acquisition included the issuance of 11 shares of common stock and prefunded warrants to purchase an additional 30 shares of common stock at $0.01 per share. The total value of the transaction was approximately $1.99 million. This strategic investment positions American Rebel to leverage Schmitty’s established presence in the smokeless market, aligning with the Company’s expansion into the $10 billion smokeless category. The partnership aims to enhance Schmitty’s retail distribution and explore licensing opportunities under the “America’s Patriotic Brand” umbrella.

RAEK Data, LLC.

On September 30, 2025, we entered into a Membership Interest Purchase Agreement with RAEK Data, LLC to acquire a minority membership interest in the entity. Pursuant to the agreement, we issued 200,000 shares of Series D Convertible Preferred Stock to RAEK Data, LLC in exchange for its ownership interest. The shares were issued at a stated value of $7.50 per share, resulting in an aggregate transaction value of $1,500,000. This transaction was accounted for as an equity acquisition, with the acquired interest recorded at fair value on the acquisition date. The acquisition provides the Company with additional operational influence.

On December 26, 2025, the Company exercised its option to purchase additional membership interests of RAEK pursuant to Section 1.06 of that certain Minority Membership Interest Purchase Agreement. The Company purchased from RAEK additional membership interests in RAEK equal to a fully diluted ownership interest percentage of two percent 2.0% (the “Additional Interests”). The purchase price for the Additional Interests was $1,000,000 (the “Option Purchase Price”). The Company paid the Option Purchase Price in shares of its Series D Convertible Preferred Stock, with a stated value of $7.50 per share. Based on such stated value, the Company delivered 133,334 shares of Series D Preferred (aggregate stated value $1,000,005), the additional $5.00 shall be documented as an administrative fee for the transaction.

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

We have agreed to pay Seller $14,100,000, the appraised value of 218 3rd Avenue, for all of the ownership interests in the Seller in tranches over twelve months. Upon execution of the MIPA, we authorized the issuance of 280,000 shares of Series D Convertible Preferred Stock, valued at $7.50 per share ($2,100,000 in value), for the purchase of 30% of the outstanding membership interests in the Seller.

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

Expansion into New Business Categories

Expanding Scope of Operations Activities by Brand Licensing

Further, we believe that American Rebel has significant potential for branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate generating additional revenues from licensing fees earned from third parties who wish to engage the American Rebel community. Along these lines, in February of 2026 we formed a new wholly-owned subsidiary, American Rebel Licensing NIL I, Inc., to pursue licensing opportunities in fiscal 2026. While the Company does not currently generate material revenues from licensing fees, our management team believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both of the lines of tools. Conversely, American Rebel could potentially benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

Corporate Summary

American Rebel Holdings, Inc. was incorporated on December 15, 2014, in the State of Nevada and is authorized to issue 600,000,000 shares of $0.001 par value common stock (“Common Stock”) and 10,000,000 shares of $0.001 par value preferred stock (“Preferred Stock”).

The Company is setting out to establish itself as “America’s Patriotic Brand.” American Rebel is a lifestyle brand that we believe presents our customers the opportunity to express their values with the products they buy. We currently operate primarily as a designer, manufacturer and marketer of branded safes and personal security and self-defense products. American Rebel acquired Champion Safe Company, Inc., a Utah corporation (“Champion Safe”), and its associated entities on July 29, 2022. This acquisition dramatically grew the Company’s revenues and built a solid base to position the Company for future growth. Additionally, the Company designs and produces branded apparel and accessories.

On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer (“American Rebel Light”). The beer industry in the United States is a more than $110 billion dollar market. American Rebel Light is America’s Patriotic, God-Fearing, Constitution Loving, National Anthem Signing, Stand Your Ground Beer. Since its launch in September 2024, American Rebel Light has rolled out in Tennessee, Connecticut, Kansas, Kentucky, Ohio, Iowa, Missouri, North Carolina, Florida, Indiana, Virginia and Mississippi. American Rebel Light is a Premium Domestic Light Lager Beer – all-natural, crisp, clean and bold with a lighter feel. At approximately 100 calories, 3.2 carbohydrates, and 4.3% alcoholic content per 12 oz serving, it delivers a lighter option for those who love great beer but prefer a more balanced lifestyle. It’s brewed without added supplements and doesn’t contain corn, rice, or other sweeteners typically found in mass-produced beers.

We believe American Rebel is boldly positioning itself as “America’s Patriotic Brand” in a time when national spirit and American values are being rekindled and redefined. The typical American Rebel customer loves their family, their country and their community. We believe the time is right for American Rebel Light, we believe we have the right expertise, and we believe we have the right brand. We believe recent trends have revealed that beer consumers want to express their values through their choice of beer. We believe that American Rebel Light will have a receptive target audience for our product. American Rebel Light was the first product introduced on a regional basis. Consumers have been registering their email addresses at www.AmericanRebelBeer.com to be notified when American Rebel Light is available in their local market. In February of 2025, we began offering American Rebel Light online in 40 US States through our website.

Our safes have an established legacy of quality and craftsmanship since Champion Safe was founded in 1999. We believe that when it comes to their homes, consumers place a premium on their security and privacy. Our products are designed to offer our customers convenient, efficient and secure home and personal safes from a provider that they can trust. We are committed to offering products of enduring quality that allow customers to keep their valuable belongings protected and to express their patriotism and style, which is synonymous with the American Rebel brand.

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

We believe that safes are becoming a ‘must-have appliance’ in a significant portion of households in the United States. We believe our current safes provide safety, security, style and peace of mind at competitive prices.

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

We believe that we have the potential to continue to create a brand community presence around the core ideals and beliefs of America, in part through our Chief Executive Officer, Charles A. “Andy” Ross, Jr., who has written, recorded and performs a number of songs about the American spirit of independence. We believe our customers identify with the values expressed by our Chief Executive Officer through the “American Rebel” brand.

Through our growing network of dealers, we promote and sell our products in select regional retailers and local specialty safe, sporting goods, hunting and firearms stores, as well as online, including our website and e-commerce platforms such as Amazon.com.

American Rebel is an advocate for the 2nd Amendment and conveys a sense of responsibility to teach and preach good common practices of gun ownership. American Rebel products keep our customers concealed and safe both inside and outside the home. American Rebel Safes protect our customers’ firearms and valuables from children, theft, fire and natural disasters inside the home; and American Rebel Concealed Carry Products provide quick and easy access to our customers’ firearms utilizing American Rebel’s Proprietary Protection Pocket in its backpacks and apparel outside the home. Our concealed carry product releases embrace the “concealed carry lifestyle” with a focus on personal security and defense.

The Company’s “concealed carry lifestyle” motto refers to a set of products and a set of ideas around the emotional decision to carry a gun everywhere a customer goes. The American Rebel brand strategy is similar to the successful Harley-Davidson Motorcycle philosophy, referenced in this quote from Richard F. Teerlink, Harley’s chairman and former chief executive, “It’s not hardware; it is a lifestyle, an emotional attachment. That’s what we have to keep marketing to.” As an American icon, we believe Harley-Davidson Motorcycle has come to symbolize freedom, rugged individualism, excitement and a sense of “bad boy rebellion.” We believe American Rebel has significant potential for branded products as a lifestyle brand. We believe our Concealed Carry Product line and Safe line serve a large and growing market segment; but it is important to note we have product opportunities beyond Concealed Carry Products and Safes. One of these opportunities is American Rebel Beer, offering beer consumers a chance to celebrate life and celebrate freedom.

Material Business Operations

American Rebel Beer

On August 9, 2023, the Company entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer was launched regionally in September 2024 and is available in 40 US States through our website, www.americanrebelbeer.com.

Acquisition of Champion Entities

On June 29, 2022, the Company entered into a stock and membership interest purchase agreement with Champion Safe, Superior Safe, LLC (“Superior Safe”), Safe Guard Security Products, LLC (“Safe Guard”), Champion Safe De Mexico, S.A. de C.V. (“Champion Safe Mexico” and, together with Champion Safe, Superior Safe, Safe Guard, and Champion Safe Mexico, collectively, the “Champion Entities”) and Mr. Ray Crosby (“Seller”) (the “Champion Purchase Agreement”), pursuant to which the Company agreed to acquire all of the issued and outstanding capital stock and membership interests of the Champion Entities from the Seller. This transaction was completed on July 29, 2022. We have included the Champion Entities assets and liabilities as of that date and the subsequent financial activity through the date of this offering circular in our consolidated financial statements which consist of the consolidated balance sheets, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows (the “Consolidated Financial Statements”). The Champion Entities have been integrated with our existing operations and are under the control of our management team.

The closing contemplated by the Champion Purchase Agreement occurred on July 29, 2022. Under the terms of the Champion Purchase Agreement, the Company paid the Seller (i) cash consideration in the amount of $9,150,000, along with (ii) cash deposits previously paid of $350,000, and (iii) reimbursement to the Seller for $397,420 of agreed upon acquisitions and equipment purchases completed by the Seller and the Champion Entities since June 30, 2021.

Our Competition

Safes – The North American safe industry is concentrated among a limited number of manufacturers. We compete on several key factors, including product quality, safety, reliability, performance, features, brand awareness, and pricing. Our primary competitors include Liberty Safe, Fort Knox Security Products, American Security, Sturdy Safe Company, Homeland Security Safes, and SentrySafe, in addition to other domestic and international manufacturers.

We also face competition from safes produced in China, including brands such as Steelwater and Alpha-Guardian. These imported safes were subject to tariffs implemented under the previous administration of then-President Donald J. Trump and remained in place during the early part of the Biden administration. With President Trump now re-elected for a second term as the 47th President of the United States, there is renewed discussion surrounding enhanced tariff enforcement and additional trade protections, particularly against goods manufactured in China and other non-USMCA nations.

We believe that ongoing uncertainty surrounding global trade policy and the potential expansion of tariffs gives us a competitive advantage. Unlike many of our competitors, we do not rely on the importation of safes from China. Our higher-end safes and vault doors are made in the United States, at our Provo, Utah manufacturing facility, using USA-made steel, which we believe strongly appeals to our customer base.

Our middle and value-line safes are manufactured in Nogales, Mexico, under the Maquiladora Program. While the status of the U.S.–Mexico–Canada Agreement (USMCA) and associated tariff exemptions remains under review by the current administration, we continue to operate in compliance with established Maquiladora protocols and believe our nearshore production strategy mitigates exposure to potential trade disruption.

We view the use of American steel in all of our safe lines—regardless of whether final assembly occurs in the U.S. or Mexico—as a key differentiator. American steel is widely recognized for its superior strength and durability, and rising material and labor costs in Asia further erode the appeal of lower-cost Chinese imports. We believe this commitment to sourcing and manufacturing with domestic materials positions American Rebel as a strong and patriotic alternative to imported safes.

Beer - Strategic Growth Opportunity in a Crowded Beer Landscape

The U.S. beer industry remains intensely competitive, dominated by large domestic and global brewers such as AB InBev and Molson Coors, along with an ever-expanding roster of craft brewers. These players are continuously innovating across traditional and specialty categories—from hard seltzers and flavored malt beverages to spirit-based RTDs and global import brands like Corona®, Heineken®, Modelo Especial®, and Stella Artois®.

Despite their scale and resources, American Rebel Light Beer is carving out a distinct and powerful space in the market by doing what others can’t: pairing bold patriotic branding with an authentic “better-for-you” beer experience. Brewed with all-natural ingredients—free of added corn, rice, and synthetic sweeteners—American Rebel Light Beer aligns with a growing consumer demand trend. Several leading U.S. consumer product companies have recently announced new SKUs aimed at clean-label lifestyles, and our existing formula already meets this demand head-on.

We believe American Rebel’s value proposition extends well beyond shelf space:

●	Patriotic Branding with National Resonance: Connecting emotionally with a large base of proud, God-fearing, Constitution-loving beer drinkers who want their values reflected in what they consume.

●	Clean Ingredient Label: Our light lager offers a crisp and natural profile at roughly 100 calories and 3.2 carbs per 12 oz pour—appealing to active lifestyle consumers looking for a cleaner alternative.

●	Accelerating Distribution Network: Our growth with respected independent retailers and premium chain partners gives us increasing visibility and momentum across diverse markets.

●	Cultural Relevance in High-Impact Channels: From motorsports and music festivals to televised ad campaigns and grassroots events, we meet our target demographic where they gather—and invite them to “Rebel Up.”

American Rebel won’t be all things to all people, and that’s by design. But in an industry saturated with sameness, we’re offering something bold, clear, and timely—and we believe that’s the kind of differentiated message that will win in today’s market.

Our Competitive Strengths

We believe we are progressing toward long-term, sustainable growth, and our business has — and our future success will be driven by — the following competitive strengths:

● Distinctive Patriotic Brand Identity

American Rebel has cultivated a bold, recognizable brand rooted in patriotism, personal security, and quintessential American values. Whether through advanced, American-made safes or apparel and accessories, we deliver products that reflect the beliefs of our customers — protecting loved ones, standing firm for the Constitution, and celebrating freedom. Our safes are equipped with improved designs, modern features, and accessory integration that offer peace of mind and performance.

● Beer That Reflects Values — and Consumer Demand

In the beverage space, our American Rebel Light Beer was created to serve a massive yet underserved market segment: consumers seeking a clean, high-quality beer that also reflects their values. Our can boldly proclaims what others don’t: God-Fearing, Constitution-Loving, National Anthem Singing, and ‘Stand Your Ground’ Strong. At the same time, our formula gives us a competitive edge. Brewed with all-natural ingredients — and none of the additives commonly found in mass-market beers like corn, rice, or sweeteners — it aligns perfectly with the trend sweeping consumer packaged goods, where legacy brands are now introducing SKUs that eliminate these ingredients. We’re already there.

● Fast-Growing Distribution and Market Relevance

We’re accelerating reach through a growing network of independent retailers and strategic chain rollouts, driven by patriotic brand appeal and grassroots consumer enthusiasm. Our momentum is strengthened by national media campaigns, motorsport and music activations, and retailer enthusiasm for a differentiated offering. While we won’t be all things to all people, we believe our product speaks powerfully to millions — and that makes us highly competitive in an otherwise saturated industry.

● Expanding Loyalty and Strategic Partner Network

By staying true to our values and our community, we’re deepening engagement with customers and aligning with distributors, retailers, and business partners who share our mission. We are building not just a consumer base, but a movement — and our brand sits at the center of that momentum.

● Beverage Operations & Scalable Execution

We believe our agreement with Associated Brewing gives American Rebel Beer a vital operational advantage, allowing us to enter the beer market with speed, efficiency, and scale. Associated Brewing is a premier beverage partner providing turn-key production, logistics, and operational expertise tailored to emerging and disruptive beverage brands. Their infrastructure and experience immediately positioned American Rebel Beer for scalable growth, reducing barriers to market entry and allowing our team to focus on brand-building, distribution, and strategic expansion. This foundational partnership enables us to maintain product quality, ensure operational consistency, and pursue rapid market capture without traditional startup constraints.

● Safe Product Design & Engineering Excellence

American Rebel safes integrate time-tested, high-performance design features, such as Four-Way Active Boltworks that pin the door shut on all four sides—surpassing the more common three-way systems found in competitor units. We also deliver category-leading value by offering premium features like 12-gauge and heavier U.S.-made steel, often absent at similar price points. Our exterior aesthetic—sleek, bold, and rugged—has earned our safes the nickname “safe with an attitude” from dealers nationwide. Champion and Superior safes reflect decades of American craftsmanship. As we often say: Champion Safe — Built Up to a Standard, Not Down to a Price.

● Safe Performance Designed for Real-World Threats

From core construction to industry-grade reinforcements, our safes are engineered to withstand intrusion attempts and extreme conditions. Key security specifications include:

●	Double Plate Steel Door – 4½” Thick

●	Reinforced Door Edge – 7/16” Thick

●	Double-Steel Door Casement

●	Steel Walls – 11-Gauge

●	Door Bolts – 1¼” Diameter

●	Four-Way Active Boltworks (AR-50 to AR-12 models)

●	Diamond-Embedded Armor Plate

These features aren’t just specs—they’re the result of rigorous industry-standard testing and real-world functionality:

●	Double Plate Steel Door: Two layers of U.S.-made steel enclose fire insulation. Outer steel provides structural strength; inner steel supports locking mechanisms. Laminated door edges amplify door rigidity, offering up to 16x more strength than bent-metal door facades.

●	Double-Steel Door Casement: Welded around the door frame, this feature quadruples door opening strength and resists pry attacks—vital for repelling break-in attempts.

●	Diamond-Embedded Armor Plate: Industrial diamond bonded to tungsten steel alloy dulls drilling attempts. In short, if a drill touches it, the drill loses.

● Our Brands Have Established Trust with Dealers & Consumers

Our reputation for high-quality, dependable safe solutions is reinforced by consistent delivery performance, regulatory compliance, and proactive merchandising support. Retailers trust our product to move. Consumers trust our product to protect.

● Customer Satisfaction Built on Lifestyle Alignment

We’ve created more than just a product line—we’ve cultivated an emotional connection to the brand. American Rebel symbolizes freedom, individualism, and bold self-expression. That connection drives loyalty. It’s not just about selling safes. It’s about equipping people with tools that reflect their beliefs and values

● Proven Management Team & Seasoned Public Company Leadership

American Rebel is led by a deeply experienced executive team with proven track records in public company governance, brand development, and operational scale. Our founder and Chief Executive Officer, Charles A. “Andy” Ross, Jr., continues to be a driving force behind our brand’s expansion and product focus—fusing patriotism, personal freedom, and bold identity into every corner of the Company. His vision for American Rebel has shaped a product suite that resonates with customers nationwide.

Our President and Chief Operating Officer, Corey Lambrecht, brings extensive public company leadership, financial strategy, and operational acumen to the team. His success spans uplisting companies to major exchanges, negotiating complex financial and legal agreements, and scaling businesses into national brands with nine-figure revenue. Corey’s oversight ensures that American Rebel maintains fiscal discipline, retail alignment, and strategic velocity across all divisions—from safes to beverages.

To fortify our financial oversight and compliance, Darin Fielding adds deep public accounting expertise and audit experience. His background in regulatory standards and financial controls strengthens our commitment to transparency and governance, aligning with institutional investor expectations.

Supporting our safes division, Thomas Mihalek, CEO of Champion Safe Co., brings decades of operational and marketing success in the outdoor sporting goods industry. His leadership reinforces our manufacturing excellence, dealer relationships, and market positioning in personal security and sporting sectors.

On the beverage side, we’ve welcomed James “Todd” Porter, a seasoned alcohol beverage executive with extensive experience across the Midwestern and Southern U.S.—our priority regions for rollout. Todd’s hands-on knowledge of market dynamics, distributor partnerships, and retail activation in core territories strengthens our go-to-market strategy and consumer engagement around American Rebel Light Beer.

This team blends visionary thinking with operational depth, positioning American Rebel for long-term scalability, category leadership, and durable brand relevance. In partnership with Associated Brewing, our launch into beverages is supported by turnkey production and national supply capabilities, allowing us to accelerate reach without compromising quality or brand integrity.

Growth Strategy

American Rebel Holdings, Inc. is focused on becoming a leading American brand at the intersection of personal security, patriotic lifestyle, and consumer products. Our growth strategy leverages the renewed wave of American Patriotism, increased consumer preference for USA-made goods, and the demand for brands that authentically reflect traditional values.

While our legacy business in premium safes and personal security products remains a foundational component of our company, we have strategically repositioned this business to improve scalability, market share, and operational efficiency. Concurrently, we are advancing aggressively into the domestic beverage industry through the introduction of American Rebel Light Beer—a high-potential, lifestyle-driven brand poised to disrupt the U.S. light beer market.

We have structured our growth strategy around three core pillars:

1. Organic Growth in Core Markets – Scaling Our Safe Business

Safes and secure storage solutions remain our anchor business, contributing the majority of our current revenue. We have recently completed a comprehensive strategic repositioning of our safe business—streamlining operations, refining our product lines, and introducing an optimized value-tier offering alongside our premium Champion Safe series. These improvements, combined with enhanced manufacturing capabilities, are designed to enable us to meet increased demand efficiently and at scale.

We believe our safe business is well-positioned to grow revenues by 3x to 5x over the next few years. This outlook is supported by several tailwinds:

●	Increased consumer interest in personal safety and responsible firearm storage, particularly among first-time gun buyers.

●	Legislative trends at the state level that are reinforcing firearm storage requirements.

●	A large, underpenetrated U.S. market—estimated to include over 70 million gun owners and 400 million firearms—with continued interest in secure storage solutions.

●	Our ability to deliver high-quality safes with distinctive styling, privacy protections, and modern features that appeal to a wide consumer base.

We are committed to growing our footprint through both brick-and-mortar retail expansion and e-commerce, supported by our trusted distributor and dealer networks. Additionally, demand for American Rebel branded lifestyle merchandise—including hats, T-shirts, hoodies, and other apparel—has significantly exceeded our initial projections. We intend to expand these offerings and explore strategic licensing opportunities to meet increasing consumer demand for products that reflect their lifestyle and values.

2. Strategic Acquisitions – Expanding Capabilities and Reach

We continue to actively evaluate acquisition opportunities that align with our long-term growth goals and offer synergies with our core competencies. This includes businesses that can:

●	Expand our product offerings or entry into complementary verticals.

●	Strengthen our retail and distribution network.

●	Enhance our manufacturing capabilities and production scalability.

Each acquisition target is measured against our core principles: value creation, operational integration, and enhancement of shareholder returns. These acquisitions may include both safe-related operations and new strategic categories.

3. Expanding into High-Growth Consumer Categories – American Rebel Light Beer

Our most transformative growth opportunity lies in our expansion into the U.S. light beer market through the launch of American Rebel Light Beer. This entry is more than just a product extension—it is a brand-defining initiative built to meet the growing demand for patriotic, “Better For You,” authentically American-made consumer products.

The U.S. beer market in 2023–2024 was estimated at $118 to $122 billion annually (Source: Beer Institute, Brewers Association, Statista), with non-craft light, regular, and import beers accounting for more than $93 billion. Light beer alone represents between 43% to 50% of total U.S. beer consumption, equivalent to approximately 2.6 to 3.0 billion gallons annually.

Key light beer brands currently include:

●	Busch Light®

●	Michelob Ultra®

●	Miller Lite®

●	Coors Light®

●	Bud Light®

However, recent consumer sentiment has created a clear void in the domestic light beer market. Consumers are increasingly seeking alternatives—brands that reflect their values, support U.S. manufacturing, and are positioned as “healthier” or “Better For You” without compromising on taste or authenticity. American Rebel Light Beer directly addresses this underserved segment with:

●	A strong Patriotic identity

●	All-natural ingredients sourced from the USA

●	A lifestyle-focused brand message

●	A lighter, “Better For You” profile

This product is positioned similarly to other recent beverage market disruptors such as Black Rifle Coffee Company®, Poppi®, and Liquid Death®, which successfully scaled by targeting emotionally connected consumers underserved by legacy brands.

We believe American Rebel Light Beer is on a pathway to become a major national brand. Achieving even a modest 2% to 3% market share of the U.S. light beer segment would translate to an estimated $500 million to $700 million in annual revenue. This opportunity is supported by:

●	An established partnership with a leading U.S. co-packer capable of producing over 230 million cases per year.

●	Distribution already secured in over 10 U.S. states with top-tier retail and on-premise partners.

●	A scalable marketing and logistics infrastructure designed to support national expansion.

Out multi-faceted growth strategy positions American Rebel for long-term success by:

●	Leveraging our legacy in premium safes to expand in a large and growing market.

●	Executing disciplined acquisitions that build enterprise value.

●	Capitalizing on a generational opportunity to disrupt the U.S. light beer market with a values-driven, scalable brand.

We believe we are building more than a product portfolio—we are building a platform for American consumers who want quality, authenticity, and patriotism reflected in the brands they support. Our approach is rooted in strategic execution, operational excellence, and delivering long-term shareholder value.

Our Risks and Challenges

Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by similar companies. Our ability to realize our business objectives and execute our strategies is subject to risks and uncertainties, including, among others, the following:

●	we recently consummated the purchase of our safe manufacturer and sales organizations, and future acquisitions and operations of new manufacturing facilities and/or sales organizations might prove unsuccessful and could fail;

●	our success depends on our ability to introduce new products that track customer preferences;

●	We face substantial risks relating to our planned entry into the beer and alcoholic beverage market;

●	we may be unsuccessful introducing new products, thereby increasing our expenditures without corresponding increases in our revenues;

●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;

●	as a significant portion of our revenues are derived by demand for our safes and the personal security products for firearms storage, we depend on the availability and regulation of ammunition and firearm storage;

●	as we continue to integrate the recent purchase of our safe manufacturer and sales organization, any compromised operational capacity may affect our ability to meet the demand for our safes, which in turn may affect our generation of revenue;

●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;

●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;

●	our inability to effectively meet our short- and long-term obligations;

●	given our limited corporate history it is difficult to evaluate our business and future prospects and increases the risks associated with an investment in our securities;

●	our inability to raise additional financing for working capital;

●	our ability to generate sufficient revenue in our targeted markets to support operations;

●	significant dilution resulting from our financing activities;

●	the actions and initiatives taken by both current and potential competitors;

●	our ability to diversify our operations;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	the deterioration in general of global economic, market and political conditions;

●	the inability to efficiently manage our operations;

●	the inability to achieve future operating results;

●	the unavailability of funds for capital expenditures;

●	the inability of management to effectively implement our strategies and business plans; and

In addition, we face other risks and uncertainties that may materially affect our business prospects, financial condition, and results of operations. You should consider the risks discussed in “Risk Factors” and elsewhere in this offering circular before investing in our securities.

Legal Proceedings

Various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company from time-to-time. Litigation is subject to inherent uncertainties, and an adverse result in the matters below or other matters may arise from time to time that may harm our business.

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

Our American Rebel Light Lager competes generally with other alcoholic beverages. We anticipate competing with other beer and beverage companies not only for drinker acceptance and loyalty, but also for traditional retail shelf, cold box and tap space, as well as e-commerce placement and for marketing focus by our distributors and their customers, when established, all of which are anticipated to distribute and sell other alcoholic beverage products. All of our potential competitors at this point in time have substantially greater financial resources, marketing strength and distribution networks than we do. Moreover, the introduction of new products by competitors that compete directly with our first beer and future products or that diminish the importance of our anticipated products to retailers or distributors may have a material adverse effect on our business and financial results.

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

The brewing industry has significantly evolved over the years, becoming an increasingly consolidated beer market. The industry has now become increasingly complex and competitive as the consolidation of brewers has resulted in fewer major market participants. As a result of the increased consolidation of brewers and the dynamic of expanding new segments within the industry with new market entrants, including the non-alcohol market, the markets in which we intend to operate, may evolve at a disadvantage to our market position. Ongoing evolution in certain beer markets, together with emerging changes in consumer preferences, have resulted in a significant increase in market entrants, consumer choices and market competition, as well as increased government scrutiny. In addition, local governments may intervene, which may fundamentally accelerate transformational changes to such markets. For example, the beer markets in the U.S. have long consisted of a select number of significant market participants with government-regulated routes to market.

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

The domestic beer industry, other than the market for High End beer occasions and Beyond Beer occasions, has experienced a decline in shipments over the last ten years. We believe that this decline is due to declining alcohol consumption per person in the population, drinkers trading up to drink high quality, more flavorful hard seltzers, beers and spirits RTDs, health and wellness trends and increased competition from wine and spirits companies. If consumption of our products, when introduced, in general were to come into disfavor among domestic drinkers, or if the domestic alcohol beverage industry were subjected to significant additional societal pressure or governmental regulations, our business could be materially adversely affected.

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

We currently distribute our American Rebel Light Lager in eleven states, with the ability to sell in 40 states online. We are required by law to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brand with a limited number of wholesale distributors. We continue to engage new distributors on a regular basis; however, this rate of growth may not continue in the future.

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

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may be affected by future judicial rulings and interpretations of firearm products, ammunition, and safe gun storage. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

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

Our reliance on third-party suppliers for various raw materials and components for our products exposes us to volatility in the availability, quality, and price of these raw materials and components. Our orders with certain of our suppliers may represent a very small portion of their total orders. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. A disruption in deliveries from our third-party suppliers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third-party suppliers can adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

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

The Company has made and expects to continue to make, significant advertising and promotional expenditures to enhance its brand. These expenditures may adversely affect the Company’s results of operations in a particular quarter or even for the full year and may not result in increased sales. Variations in the levels of advertising and promotional expenditures have in the past caused and are expected in the future to continue to cause variability in the Company’s quarterly results of operations. While the Company attempts to invest only in effective advertising and promotional activities, it is difficult to correlate such investments with sales results, and there is no guarantee that the Company’s expenditures will be effective in building brand equity or growing long-term sales.

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

We are highly dependent on Charles A. Ross, our Chief Executive Officer, Chairman of our board of directors (the “Board” or “Board of Directors”) and largest stockholder. Our success depends heavily upon the continued contributions of Mr. Ross, whose leadership, industry reputation, entrepreneurial background and creative marketing skills may be difficult to replace at this stage in our business development, and on our ability to attract and retain similarly positioned prominent leaders. If we were to lose the services of our Chief Executive Officer, our ability to execute our business plan may be harmed and we may be forced to limit operations until such time as we could hire suitable replacements.

We cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when or if we will achieve profitability. We have experienced net losses since our inception in December 2014.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2025, we had an accumulated deficit of $99,411,489.

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

We have identified material weaknesses in our internal control over financial reporting and those weaknesses have led to a conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2025 or 2024. Our inability to remediate the material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on the effectiveness of their internal control over financial reporting. As disclosed in more detail under Item 9A, “Controls and Procedures” above, we identified material weaknesses as of December 31, 2023 in our internal control over financial reporting, which continues to exist as of December 31, 2025. Due to the material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2025.

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

Our management has taken action to begin remediating the material weaknesses; however, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to enhance our remediation plans throughout the year ending December 31, 2026, we cannot be certain as to when remediation will be fully completed. In addition, we could in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

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

We reached a determination to restate our consolidated financial statements and related disclosures for the years ended December 31, 2023 and 2022 in our Form 10-K/A filed on January 29, 2025. The restatement also included other adjustments to historical periods. As a result, we have incurred unanticipated costs for accounting, professional and legal fees in connection with or related to the restatement and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

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

As a result of our failure to timely file a periodic report with the SEC in connection with our reaudit of the years ended December 31, 2023 and 2022, absent a waiver of the Form S-3 eligibility requirements, we are ineligible to use or file new short form registration statements on Form S-3. In the event of the absence of a waiver, our inability to use or file new registration statements on Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our business and product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to file a new registration statement on Form S-3, we may be required to publicly disclose a proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement, and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq Stock Exchange (“Nasdaq”) rules or seek other sources of capital. In addition, we will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

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

We have and expect to continue to have substantial working capital needs. Our cash on hand, together with cash generated from product sales, cash equivalents and short-term investments will not meet our working capital and capital expenditure requirements for the next twelve months. Throughout 2025, we have raised a substantial amount of debt to fund our operations. In addition, we will need to raise additional funds to fund our operations and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities, such as investment, acquisition, marketing and development activities.

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

Any significant disruption to communications and travel, including travel restrictions and other potential protective quarantine measures against pandemics similar to COVID-19 or other public health crisis by governmental agencies, could make it difficult for us to deliver goods services to its customers. War, riots, or other disasters may increase the need for our products and demand by government and military may make it difficult for us to provide products to customers. Further, travel restrictions and protective measures against pandemics similar to COVID-19 could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the highly skilled personnel we need for our operations. Due to the substantial uncertainty related to the effects of the pandemic, its duration and the related market impacts, including the economic stimulus activity, we are unable to predict the specific impact the pandemic and related restrictions (including the lifting or re-imposing of restrictions due to the Omicron variant or otherwise) will have on our results of operations, liquidity or long-term financial results.

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

As of December 31, 2025 and 2024, we continue to have net operating loss carryforwards, or “NOLs”, for federal and state income tax purposes of $76,442,938 and $64,393,753, respectively, which begin to expire in 2032. Net operating loss carryforwards are available to reduce future taxable income. Federal net operating losses generated before 2018 will begin to expire in 2032. Federal net operating losses generated in and after 2018 may be carried forward indefinitely. The expiration of state NOL carryforwards vary by state and begin to expire in 2024. It is possible that we will not generate sufficient taxable income in time to use the NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent (and greater than 5 percent) stockholders” that exceeds 50 percentage points or more in change over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future (which may be outside our control).

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

On November 22, 2024, the Company received a notice from Nasdaq indicating that, as a result of not having timely filed the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, the Company is not in compliance with Nasdaq Listing Rules which require timely filing of periodic reports with the SEC. Pursuant to the Nasdaq Listing Rules, the Company has until January 21, 2025 to submit a plan to regain compliance. If the plan is accepted, an extension may be granted of up to 180 calendar days from the due date of the Initial Delinquent Filing, or May 19, 2025, to regain compliance. The Company submitted a compliance plan on January 20, 2025 and filed its Form 10-Q for the period ended September 30, 2024 on February 7, 2025. On February 10, 2025, the Company received a written notification from the Staff indicating that the Company had regained compliance with the periodic filing requirement under Nasdaq Listing Rules

On February 19, 2025, the Company received a notification letter Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) because the stockholders’ equity of the Company as of September 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2025, was below the minimum requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). Pursuant to Nasdaq’s Listing Rules, the Company had 45 calendar days (until April 7, 2025), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted the Compliance Plan on April 7, 2025. On June 11, 2025, the Company received a letter from Nasdaq accepting the Compliance Plan and granting an extension through August 18, 2025 to evidence compliance with the Rule. On August 20, 2025, the Company received written notice from the Listing Qualifications Staff of Nasdaq that the Company has not regained compliance with the Stockholders’ Equity Requirement by August 18, 2025. The Company submitted an appeal to Nasdaq on August 27, 2025, which stayed the delisting and suspension of the Company’s securities pending the decision of the Panel. A hearing was held on September 30, 2025. On October 20, 2025, the Company received a decision letter from the Panel granting the Company’s request to continue its listing on Nasdaq, subject to the condition that, on or before November 15, 2025, the Company shall demonstrate compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). On November 10, 2025, the Company filed its Form 10-Q for the third quarter ended September 30, 2025, wherein the Company reported total stockholders’ equity of $3,378,257. This level exceeds the Nasdaq continued listing equity standard of at least $2.5 million under the Equity Rule. On November 21, 2025, the Company received a compliance letter from the Nasdaq Hearings Panel (“Panel”) confirming the Company is in compliance with the Equity Rule. In its November 21, 2025 letter, the Panel advised that, based on the Nasdaq Listing Qualifications Staff’s compliance worksheet, American Rebel has satisfied the exception previously granted under the Equity Rule. Under Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory one-year Panel monitoring period beginning on the date of the letter. If, within the one-year monitoring period, Nasdaq Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Rule”). While companies are typically afforded a 180-calendar-day compliance period to comply with the Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected four reverse stock splits since October of 2024, specifically a 1-for-9 reverse stock split on October 2, 2024, a 1-for-25 reverse stock split on March 31, 2025 , a 1-for-20 reverse stock split on October 3, 2025, and a 1-for-20 reverse stock split on February 2, 2026, resulting in a cumulative ratio of 1-for-90,000. Listing Rule 5810(c)(3)(A) states in part, “if a Company’s security fails to meet the continued listing requirement for minimum bid price and the Company has effected a reverse stock split over the prior one-year period; or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the Company shall not be eligible for any compliance period specified in this Rule 5810(c)(3)(A) and the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security.” As a result of non-compliance with the Rule, the Staff determined to delist the Company’s securities (common stock (“AREB”) and publicly traded warrants (“AREBW”)) from The Nasdaq Capital Market at the opening of business on February 13, 2026, unless the Company was to request an appeal of the determination by February 11, 2026. On February 11, 2026, the Company requested a hearing and appeal the Staff’s delisting determination. The filing of the hearing request resulted in a stay of any suspension or delisting action pending the conclusion of the hearing process. The Nasdaq appeal hearing is scheduled for March 24, 2026.

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

If our Common Stock were to be delisted from Nasdaq, we intend to take action to apply for listing the Company’s Common Stock on one of the OTC Markets. However, we understand that to be eligible for quotation on certain of the OTC Markets, issuers must remain current in their filings with the SEC. In addition, even if our Common Stock is listed on the OTC Markets, the OTC Markets are generally regarded as a less efficient trading market than Nasdaq, and being listed on the OTC Markets may not resolve any breaches that may arise under our existing material arrangements, and thus many of the same risks described above would still apply.

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

ITEM 2. PROPERTIES

American Rebel and Champion Safe Facilities

Headquarters for the Champion Entities (Champion, Superior and Safe Guard) are located in Provo, Utah. These entities lease the following locations:

Location	Square Feet	Use	Lessee/Occupant	Lease Expiration
2055 S. Tracy Hall Parkway Provo, Utah 84606**	20,000	Manufacturing		December 31, 2026

2813 S Sierra Vista Way, Provo, Utah 84606*	8,000	Executive Offices and Factory Sales Outlet		December 31, 2027

2813 S Sierra Vista Way, Suite 2 Provo, Utah 84606	16,000	Warehouse		December 31, 2027
			Champion Safe
792 N. Gilbert Road, Suite 102 Gilbert, Arizona 85233	2,600	Retail Sales	Company, Inc.	June 30, 2026

17455 N. Black Canyon Highway Phoenix, Arizona 85023	2,400	Retail Sales		February 28, 2031

Av. Alvaro Obregon 6745, California, 84065 Nogales, Sonora, Mexico	73,659	Manufacturing	Champion Safe De Mexico, S.A. DE C.V.	August 31, 2029

8500 Marshall Drive, Lenexa, Kansas 66214	15,800	Warehouse and Retail Sales	American Rebel, Inc.	July 31, 2028

218 3rd Avenue North, #400, Nashville, Tennessee 37201		Corporate Headquarters	American Rebel Holdings, Inc.	N/A***

* Leased from Champion Holdings, LLC, a company owned by former Champion founder, owner and Chief Executive Officer, Mr. Crosby.

** Leased from Utah–Tennessee Holding Company, LLC, a company owned by former Champion founder, owner and Chief Executive Officer, Mr. Crosby.

*** On September 15, 2025, the Company entered into a membership interest purchase agreement with 218 LLC, whose sole asset is the building located at 218 3rd Avenue North, Nashville, Tennessee 37201. The Company utilizes the fourth floor of the building for its corporate headquarters.

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

Liberty Safe

On July 23, 2024, the Company received notice of a complaint filed in the U.S. District Court for the District of Utah by Liberty Safe and Security Products, Inc. (“Liberty”), in connection with the marketing and sale of the Company’s and its subsidiaries, Champion Safe Company, Inc., line of safe products. In the complaint, Liberty alleged trademark infringement as a result of the purported use of the term “Freedom” in the sale of safes, federal false designation of origin and unfair competition, violation of Utah deceptive trade practices, Utah unfair competition, and damages to Liberty. The Company settled this matter in December 2025.

Bank of America

On March 21, 2025, Bank of America filed a complaint against the Company in the Fourth Judicial District Court, in and for Utah County, Utah (Case No. 250401345) seeking no less than $1,906,743, plus outstanding and accruing attorneys’ fees, all pre and post- judgment interest, equitable relief in favor of Bank of America , and any other relief that the Court deemed just and proper (collectively, the “Litigation”) related to a line of credit with the Bank. On September 15, 2025, Bank of America was repaid $1,860,955.45 owed under the line of credit. Bank of America dismissed the lawsuit and filed a UCC-3 termination and release of all collateral under the line of credit. This matter is now fully resolved, with no outstanding obligations remaining.

Oddo Development Company

On February 2, 2026, Oddo Development Company, Inc. filed a complaint against American Rebel, Inc. and Champion Safe Company, Inc. in the 10th Judicial District of Johnson County, Kansas (Case No. JO-2026-CV-000301) seeking unpaid rent, fees and expenses related to the 8500 Marshall Drive, Lenexa, Kansas property leased by American Rebel, Inc. This matter was resolved on March 23, 2026 with all parties entering into a Settlement and Forbearance Agreement.

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

On February 2, 2026, the Company effectuated a 1-for-20 reverse stock split.

On March 23, 2026, the Company effectuated a 1-for-100 reverse stock split.

The share numbers and pricing information in this report are adjusted to reflect the reverse stock splits.

Market for our Common Stock and certain Common Stock Purchase Warrants

Our common stock and certain existing warrants are traded on the Nasdaq Capital Market under the symbols “AREB” and “AREBW,” respectively.

On March 27, 2026, the closing price of shares of common stock of the Company was $6.48 Our common stock has been quite volatile over the past two years, with significant fluctuations in volume and price.

Nasdaq Deficiency Notices

On February 19, 2025, the Company received a notification letter Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) because the stockholders’ equity of the Company as of September 30, 2024, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2025, was below the minimum requirement of $2,500,000 (the “Stockholders’ Equity Requirement”). Pursuant to Nasdaq’s Listing Rules, the Company had 45 calendar days (until April 7, 2025), to submit a plan to evidence compliance with the Rule (a “Compliance Plan”). The Company submitted the Compliance Plan on April 7, 2025. On June 11, 2025, the Company received a letter from Nasdaq accepting the Compliance Plan and granting an extension through August 18, 2025 to evidence compliance with the Rule. On August 20, 2025, the Company received written notice from the Listing Qualifications Staff of Nasdaq that the Company has not regained compliance with the Stockholders’ Equity Requirement by August 18, 2025. The Company submitted an appeal to Nasdaq on August 27, 2025, which stayed the delisting and suspension of the Company’s securities pending the decision of the Panel. A hearing was held on September 30, 2025. On October 20, 2025, the Company received a decision letter from the Panel granting the Company’s request to continue its listing on Nasdaq, subject to the condition that, on or before November 15, 2025, the Company shall demonstrate compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). On November 10, 2025, the Company filed its Form 10-Q for the third quarter ended September 30, 2025, wherein the Company reported total stockholders’ equity of $3,378,257. This level exceeds the Nasdaq continued listing equity standard of at least $2.5 million under the Equity Rule. On November 21, 2025, the Company received a compliance letter from the Nasdaq Hearings Panel (“Panel”) confirming the Company is in compliance with the Equity Rule. In its November 21, 2025 letter, the Panel advised that, based on the Nasdaq Listing Qualifications Staff’s compliance worksheet, American Rebel has satisfied the exception previously granted under the Equity Rule. Under Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory one-year Panel monitoring period beginning on the date of the letter. If, within the one-year monitoring period, Nasdaq Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be at that time delisted from Nasdaq.

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Rule”). While companies are typically afforded a 180-calendar-day compliance period to comply with the Rule, the Staff concluded that the Company is not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected four reverse stock splits since October of 2024, specifically a 1-for-9 reverse stock split on October 2, 2024, a 1-for-25 reverse stock split on March 31, 2025 , a 1-for-20 reverse stock split on October 3, 2025, and a 1-for-20 reverse stock split on February 2, 2026, resulting in a cumulative ratio of 1-for-90,000. Listing Rule 5810(c)(3)(A) states in part, “if a Company’s security fails to meet the continued listing requirement for minimum bid price and the Company has effected a reverse stock split over the prior one-year period; or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the Company shall not be eligible for any compliance period specified in this Rule 5810(c)(3)(A) and the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security.” As a result of non-compliance with the Rule, the Staff determined to delist the Company’s securities (common stock (“AREB”) and publicly traded warrants (“AREBW”)) from The Nasdaq Capital Market at the opening of business on February 13, 2026, unless the Company was to request an appeal of the determination by February 11, 2026. On February 11, 2026, the Company requested a hearing and appeal the Staff’s delisting determination. The filing of the hearing request resulted in a stay of any suspension or delisting action pending the conclusion of the hearing process. The Nasdaq appeal hearing is scheduled for March 24, 2026.

On March 23, 2026, the Company received an additional deficiency letter from the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, as a result of the March 23, 2026 1-for-100 reverse stock split, the Company has a post reverse stock split publicly shares number of approximately 247,279. As a result, the Company does not comply with the minimum 500,000 Publicly Held Shares requirement for continued inclusion set forth in Listing Rule 5550(a)(4). Accordingly, this matter serves as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market. The Notice is also a formal notification that the Nasdaq Hearings Panel (the ‘Panel’) will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. Pursuant to Listing Rule 5810(d), the Company presented its views with respect to this additional deficiency at its Panel hearing held on March 24, 2026. In addition, Staff notes that under Listing Rule 5810(c)(3)(A), the Company will remain non-compliant with both the minimum $1 bid price requirement until the Publicly Held shares deficiency is cured and, thereafter, the Company meets the bid price standard for a minimum of 10 consecutive business days, unless Staff exercises its discretion to extend this 10 day period as discussed in Rule 5810(c)(3)(H). Nasdaq further stated in the same March 23, 2026 Additional Staff Determination Letter that, in addition to the Additional Staff Delist Determination, Nasdaq placed trading in the Company’s securities in a Qualification Halt under Listing Rule 4120(i) effective March 23, 2026, and that Nasdaq determined the Qualification Halt will remain in place at least until the Company regains compliance with the Publicly Held Shares requirement for continued inclusion set forth in Listing Rule 5550(a)(4). The Company emphasizes that the stockholder-friendly fractional-share and round-lot top-up process associated with the reverse stock split remains underway through DTC, CEDE & Co., brokerage firms and other nominees. As previously described by the Company and its transfer agent, the broker election process occurs at the beneficial-holder level, after which the resulting round-up shares are expected to be issued and reflected through CEDE & Co. and beneficial holder accounts.

Stockholders of Record

As of March 27, 2026, an aggregate of 231,116 shares of our common stock were issued and outstanding and held by 143 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 1, 2021, our Board approved the establishment of the 2021 Long-Term Equity Incentive Plan (“LTIP”). The LTIP is intended to enable us to continue to attract able directors, employees, and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for successful administration and management of the Company, and whose present and potential contributions are of importance, can acquire and maintain common stock ownership, thereby strengthening their concern for our welfare. The aggregate maximum number of shares of common stock (including shares underlying options) that may be issued under the LTIP pursuant to awards of Restricted Shares or Options will be limited to 10% of the outstanding shares of common stock, which calculation shall be made on the first trading day of each new fiscal year. For fiscal year 2024, up to 23,520 shares of common stock were available for participants under the LTIP. For fiscal year 2025, up to 7,652 shares of common stock were available for participants under the LTIP. For fiscal year 2026, up to 33,205 shares of common stock are available for participants under the LTIP. The number of shares of common stock that are the subject of awards under the LTIP which are forfeited or terminated, are settled in cash in lieu of shares of common stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the LTIP. If shares of common stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of common stock will be treated as shares that have been issued under the LTIP and will not again be available for issuance under the LTIP. We did not grant or issue any shares of common stock under the LTIP for fiscal year 2025.

On April 2, 2025, Company’s board of directors approved the establishment of a 2025 Stock Incentive Plan (the “SIP”). On December 31, 2025, the Company’s board of directors approved amending and restating the SIP. The SIP is intended to enable the Company to continue to attract able employees and consultants and to provide a means whereby those individuals upon whom the responsibilities rest for growth of the Company, and whose present and potential contributions are of importance, can acquire and maintain Common Stock ownership, thereby strengthening their concern for the Company’s welfare. The aggregate maximum number of shares of Common Stock (including shares underlying options) that may be issued under the SIP pursuant to past or future awards of Restricted Shares, Shares underlying the conversion of currently outstanding preferred stock issued for services or Options will be limited to 1,250,000 shares of Common Stock. The number of shares of Common Stock that are the subject of awards under the SIP which are forfeited or terminated, are settled in cash in lieu of shares of Common Stock or in a manner such that all or some of the shares covered by an award are not issued to a participant or are exchanged for awards that do not involve shares will again immediately become available to be issued pursuant to awards granted under the SIP. If shares of Common Stock are withheld from payment of an award to satisfy tax obligations with respect to the award, those shares of Common Stock will be treated as shares that have been issued under the SIP and will not again be available for issuance under the SIP. On December 31, 2025, the Company reserved 1,055,525 shares of common stock issuable upon conversion of shares of Series D Convertible Preferred Stock issued to executives and board members of the Company.

Recent Sales of Unregistered Securities

On October 2, 2025, the Company received subscription agreements for the purchase of 35,000 shares of Series D Convertible Preferred Stock at $7.50 per share to six accredited investors for cash consideration of $262,500.

On October 3, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 13 shares of common stock. On October 6, 2025, the same holder converted an additional 1,000 shares of Series D Convertible Preferred Stock into 3 shares of common stock.

On October 3, 2025, five holders of shares of Series D Convertible Preferred Stock converted such shares into 56 shares of common stock.

On October 3, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 1 share of common stock to twenty stockholders of record affected by the rounding.

On October 6, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 35 shares of common stock.

On October 6, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 1 share of common stock to CEDE & Co. for distribution to stockholders affected by the rounding.

On October 7, 2025, three holders of shares of Series D Convertible Preferred Stock converted such shares into 38 shares of common stock.

On October 8, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 40 shares of common stock.

On October 8, 2025, Schmitty’s exercised 33,821 pre-funded warrants for the issuance of 17 shares of common stock.

On October 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 13 shares of common stock.

On October 10, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 13 shares of common stock.

On October 10, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 70 shares of common stock.

On October 13, 2025, 1800 Diagonal Lending converted a portion of their debt into 14 shares of common stock.

On October 13, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 27 shares of common stock.

On October 14, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 65 shares of common stock.

On October 14, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 2,028 shares of common stock to CEDE & Co. for distribution to stockholders affected by the rounding.

On October 15, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 22 shares of common stock.

On October 16, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 4 shares of common stock.

On October 22, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 31 shares of common stock.

On October 24, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 13 shares of common stock.

On October 28, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 129 shares of common stock.

On November 4, 2025, a holder of 37,893 shares of Series D Convertible Preferred Stock converted such shares into 95 shares of common stock.

On November 6, 2025, SCC requested the issuance of 90 shares of Common Stock to SCC, representing a payment of approximately $180,754.

On November 12, 2025, SCC requested the issuance of 40 shares of Common Stock to SCC, representing a payment of approximately $80,299.

On December 2, 2025, a holder of 50,000 shares of Series D Convertible Preferred Stock converted such shares into 125 shares of common stock.

On December 2, 2025, Schmitty’s exercised 33,821 pre-funded warrants for the issuance of 17 shares of common stock.

On December 2, 2025, SCC requested the issuance of 62 shares of common stock to SCC, representing a payment of approximately $124,700.

On December 3, 2025, a holder of 9,000 shares of Series D Convertible Preferred Stock converted such shares into 23 shares of common stock.

On December 9, 2025, the Company issued 25,000 shares of Series D Convertible Preferred Stock to a strategic advisor for services to be rendered pursuant to a strategic advisory agreement for the period from December 9, 2025 through September 30, 2027.

On December 31, 2025, the Company issued 133,334 shares of Series D Convertible Preferred Stock, valued at $1,000,005, to RAEK Data pursuant to the option to exercise additional membership interests in RAEK.

On December 31, 2025, the Company issued 63,334 shares of Series D Convertible Preferred Stock to True Speed Enterprises, valued at $475,005, and 36,667 shares of Series D Convertible Preferred Stock to Eldora Speedway, Inc., valued at $275,003, pursuant to the Sponsorship Agreement for the period through December 31, 2026.

On December 31, 2025, the Company authorized the issuance of 62,211 shares of Series D Convertible Preferred Stock to Doug Grau, former president of the Company, for accrued debt (advances) in the amount of $466,581.

On December 31, 2025, the Company issued 73,439 shares of Series D Convertible Preferred Stock to Charles A. Ross, Jr., the Company’s chairman and CEO, for accrued bonuses and other owed amounts totaling $550,792. The Company reserved 367,195 shares of common stock under the Amended and Restated SIP for issuance to Mr. Ross upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 69,381 shares of Series D Convertible Preferred Stock to Corey Lambrecht, the Company’s COO, President and a director, for accrued bonuses, other owed amounts and accrued board member fees totaling $520,352. The Company reserved 346,905 shares of common stock under the Amended and Restated SIP for issuance to Mr. Lambrecht upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 23,923 shares of Series D Convertible Preferred Stock to Michael Dean Smith, an independent director of the Company, for accrued board member fees totaling $179,417. The Company reserved 119,615 shares of common stock under the Amended and Restated SIP for issuance to Mr. Smith upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 23,923 shares of Series D Convertible Preferred Stock to C. Stephen Cochennet, an independent director of the Company, for accrued board member fees totaling $179,417. The Company reserved 119,615 shares of common stock under the Amended and Restated SIP for issuance to Mr. Cochennet upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 20,439 shares of Series D Convertible Preferred Stock to Larry Sinks, an independent director of the Company, for accrued board member fees of $153,292. The Company reserved 102,195 shares of common stock under the Amended and Restated SIP for issuance to Mr. Sinks upon conversion of the shares of Series D Convertible Preferred Stock issued for accrued board member fees.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock. Further, we did not repurchase any of our equity securities during the year ended December 31, 2025.

Subsequent Issuances after Year-End

On January 6, 2026, the Company issued Streeterville 99 shares of common stock pursuant to an exchange of a partitioned note in the amount of $100,000.

On January 8, 2026, SCC requested the issuance of 135 shares of Common Stock to SCC, representing a payment of approximately $137,500.

On January 8, 2026, Boot Capital LLC converted $33,063 of the principal amount owed under the July 7, 2025 promissory note into 33 shares of common stock.

On January 8, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the July 7, 2025 promissory note into 49 shares of common stock.

On January 9, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the July 7, 2025 promissory note into 49 shares of common stock.

On January 9, 2026, the Company authorized the issuance of 1 share of common stock to James T. Porter pursuant to the Rescission Agreement set forth in Item 5.03 below.

On January 12, 2026, 1800 Diagonal Lending LLC converted $55,000 of the principal amount owed under the July 7, 2025 promissory note into 56 shares of common stock.

On January 12, 2026, the Company issued Agile 30,240 shares of Series D Convertible Preferred Stock pursuant to the Securities Exchange Agreement set forth in Item 1.01 above.

On January 13, 2026, the Company issued Streeterville 141 shares of common stock pursuant to an exchange of a partitioned note in the amount of $125,000.

On January 13, 2026, Boot Capital LLC converted $33,063 of the principal amount owed under the July 7, 2025 promissory note into 35 shares of common stock.

On January 14, 2026, 1800 Diagonal Lending LLC converted $60,000 of the principal amount owed under the July 7, 2025 promissory note into 67 shares of common stock.

On January 15, 2026, 1800 Diagonal Lending LLC converted $38,250 of the principal amount owed under the July 7, 2025 promissory note into 50 shares of common stock.

On January 16, 2026, the Company issued Streeterville 176 shares of common stock in an exchange for a partitioned note in the principal amount of $115,000.

On January 16, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the July 7, 2025 promissory note into 66 shares of common stock. On the same day, 1800 Diagonal Lending LLC converted the remaining $59,581 of the amount owed under the July 7, 2025 promissory note into 79 shares of common stock.

On January 20, 2026, SCC requested the issuance of 191 shares of Common Stock to SCC, representing a payment of approximately $125,258.

On January 21, 2026, SCC requested the issuance of 225 shares of Common Stock to SCC, representing a payment of approximately $143,438.

On January 22, 2026, SCC requested the issuance of 235 shares of Common Stock to SCC, representing a payment of approximately $145,700.

On January 22, 2026, the Company issued Streeterville 3,504 shares of common stock pursuant to eighteen exchanges of partitioned notes in the amounts totaling $2,234,400.

On January 26, 2026, the Company issued Streeterville 17 shares of common stock pursuant to an exchange of a partitioned note in the amount of $7,618.

On January 30, 2026, five holders of OID promissory notes dated May 27, 2025, in the gross principal amount of $450,000, converted the notes into 60,000 shares of the Company’s Series D Convertible Preferred Stock.

On February 2, 2026, the Company effectuated a 1-for-20 reverse stock split of its outstanding shares of common stock.

On February 2, 2026, holders of 1,846 shares of Series D Convertible Preferred Stock converted such shares into 923,170 shares of common stock.

On February 2, 2026, Streeterville Capital, LLC (“Streeterville”) converted $60,000 of the Exchange Note dated September 10, 2025 (the “Note”) into 8,000 shares of the Company’s Series D Convertible Preferred Stock, which were immediately converted into 400 shares of the Company’s common stock.

On February 3, 2026, holders of 96,840 shares of Series D Convertible Preferred Stock converted such shares into 4,842 shares of common stock.

On February 3, 2026, Streeterville Capital, LLC (“Streeterville”) converted $389,888 of the Exchange Note dated September 10, 2025 (the “Note”) into 51,985 shares of the Company’s Series D Convertible Preferred Stock, which were immediately converted into 2,599 shares of the Company’s common stock.

On February 4, 2026, Silverback Capital Corporation (“SCC”), pursuant to the Settlement Agreement and Stipulation dated as of October 28, 2025, as amended, requested the issuance of 1,270 shares of Common Stock to SCC, representing a payment of approximately $126,359.

On February 5, 2026, holders of 54,000 shares of Series D Convertible Preferred Stock converted such shares into 2,700 shares of common stock.

On February 5, 2026, Silverback Capital Corporation (“SCC”), pursuant to the Settlement Agreement and Stipulation dated as of October 28, 2025, as amended, requested the issuance of 2,730 shares of common stock to SCC, representing a payment of approximately $229,814.

On February 6, 2026, holders of 42,934 shares of Series D Convertible Preferred Stock converted such shares into 2,147 shares of common stock.

On February 6, 2026, SCC requested the issuance of 1,500 shares of common stock to SCC, representing a payment of approximately $111,567.

On February 9, 2026, a holder of 35,000 shares of Series D Convertible Preferred Stock converted such shares into 1,750 shares of common stock.

On February 9, 2026, SCC requested the issuance of 1,495 shares of common stock to SCC, representing a payment of approximately $111,195.

On February 10, 2026, holders of 80,000 shares of Series D Convertible Preferred Stock converted such shares into 4,000 shares of common stock.

On February 2, 2026, the Company effectuated a 1-for-20 reverse stock split. On February 11, 2026, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 58,685 shares of common stock to CEDE & Co. for distribution to stockholders effected by the rounding.

On February 13, 2026, the Company issued Streeterville 13,855 shares of common stock pursuant to three exchanges of partitioned notes totaling $304,000.

On February 13, 2026, holders of 260,001 shares of Series D Convertible Preferred Stock converted such shares into 13,000 shares of common stock.

On February 18, 2026, the Company issued Streeterville 6,500 shares of common stock pursuant to two exchanges of partitioned notes totaling $130,000.

On February 25, 2026, the Company issued Streeterville 24,500 shares of common stock pursuant to five exchanges of 490 shares of Series E Preferred Stock.

On March 4, 2026, 1800 Diagonal Lending LLC converted $152,950 of the principal amount owed under the August 25, 2025 promissory note into 17,905 shares of common stock.

On March 12, 2026, the Company sold 70,000 shares of Series D Convertible Preferred Stock at $7.50 per share to an accredited investor for cash consideration of $525,000.

On March 19, 2026, the Company issued 33,335 shares of Series D Convertible Preferred Stock to an investor pursuant to a Purchase and Exchange Agreement.

On March 23, 2026, the Company effectuated a 1-for-100 reverse stock split of its outstanding shares of common stock.

On March 23, 2026, holders of 9,000 shares of Series D Convertible Preferred Stock converted such shares into 45,000 shares of common stock.

On March 24, 2026, the Company issued 18,000 shares of Series D Convertible Preferred Stock to a strategic advisor for services to be rendered pursuant to a strategic advisory agreement for the period from March 24, 2026 through March 31, 2028.

On March 24, 2026, the Company issued 98,000 shares of Series D Convertible Preferred Stock to Agile Capital Funding LLC pursuant to an Exchange and Settlement Agreement.

On March 27, 2026, a holder of 450 shares of Series D Convertible Preferred Stock converted such shares into 2,250 shares of common stock.

On March 30, 2026, we entered into an agreement to purchase two additional primary sponsorships for the 2026 NHRA Tony Stewart Racing Nitro team racing season. The price for the sale/transfer was $400,000 and was paid through the issuance of 53,334 shares of our Series D Convertible Preferred Stock.

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

Operations

On June 9, 2016, a change in control occurred, a sixty percent (60%) ownership interest was obtained by American Rebel, Inc. from a former officer and director who was also our founder. On June 17, 2017, the Company acquired the business of its control stockholder accounted for and presented financially as a reverse merger transaction. Our majority stockholder, American Rebel, Inc. became a wholly owned subsidiary of the Company, and we distributed the shares to the stockholders of American Rebel, Inc. As a result of this reverse merger, the reporting operating history of the Company is now the operating history of American Rebel, Inc. Financial statements of both companies are now consolidated and all material intercompany transactions and balances are eliminated. On July 29, 2022, the Company closed on its acquisition of the Champion Entities, a major acquisition with significant existing operations.

Recent Developments

Minority Interest Agreements

During the year ended December 31, 2025, we entered into multiple agreements to acquire minority ownership interests in certain entities.

On September 2, 2025, we executed a Membership Interest Purchase Agreement with Sydona Enterprises, LLC, d/b/a Schmitty’s, acquiring a 19.01% ownership interest in Schmitty’s. The consideration for this acquisition included the issuance of 11 shares of common stock and prefunded warrants to purchase an additional 30 shares of common stock at $0.01 per share. The total value of the transaction was approximately $1.99 million. This strategic investment positions American Rebel to leverage Schmitty’s established presence in the smokeless market, aligning with the Company’s expansion into the $10 billion smokeless category. The partnership aims to enhance Schmitty’s retail distribution and explore licensing opportunities under the “America’s Patriotic Brand” umbrella.

On September 30, 2025, we entered into a Membership Interest Purchase Agreement with RAEK Data, LLC to acquire a minority membership interest in the entity. Pursuant to the agreement, we issued 200,000 shares of Series D Convertible Preferred Stock to RAEK Data, LLC in exchange for its ownership interest. The shares were issued at a stated value of $7.50 per share, resulting in an aggregate transaction value of $1,500,000. This transaction was accounted for as an equity acquisition, with the acquired interest recorded at fair value on the acquisition date. The acquisition provides the Company with additional operational influence.

On December 26, 2025, the Company exercised its option to purchase additional membership interests of RAEK pursuant to Section 1.06 of that certain Minority Membership Interest Purchase Agreement. The Company purchased from RAEK additional membership interests in RAEK equal to a fully diluted ownership interest percentage of two percent 2.0% (the “Additional Interests”). The purchase price for the Additional Interests was $1,000,000 (the “Option Purchase Price”). The Company paid the Option Purchase Price in shares of its Series D Convertible Preferred Stock, with a stated value of $7.50 per share. Based on such stated value, the Company delivered 133,334 shares of Series D Preferred (aggregate stated value $1,000,005), the additional $5.00 shall be documented as an administrative fee for the transaction.

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

We have agreed to pay Seller $14,100,000, the appraised value of 218 3rd Avenue, for all of the ownership interests in the Seller in tranches over twelve months. Upon execution of the MIPA, we authorized the issuance of 280,000 shares of Series D Convertible Preferred Stock, valued at $7.50 per share ($2,100,000 in value), for the purchase of 30% of the outstanding membership interests in the Seller.

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

Establishment of American Rebel Beer

On August 9, 2023, we entered into a Master Brewing Agreement with Associated Brewing. Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being American Rebel Light Beer. American Rebel Light Beer launched regionally in 2024. We paid a setup fee and security deposit to Associated Brewing. We established American Rebel Beverages, LLC as a wholly owned subsidiary specifically to hold our alcohol licenses and conduct operations for our beer business.

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

Results of Operations for the year ended December 31, 2025

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenue and cost of goods sold

For the year ended December 31, 2025, we reported Revenues of $9,522,109 compared to Revenues of $11,420,268 for the year ended December 31, 2024. The decrease in Revenues of $1,898,159 (or (17)% period over period) for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to slower sales driven by current market conditions. For the year ended December 31, 2025, we reported Cost of Goods Sold of $9,719,861, compared to Cost of Goods Sold of $11,539,905 for the year ended December 31, 2024. The decrease in Cost of Goods Sold of $1,820,044 (or (16)% period over period) for the current period is due to the direct relationship of decreased sales. For the year ended December 31, 2025, we reported a negative Gross Margin of $(197,752), compared to a negative Gross Margin of $(119,637) for the year ended December 31, 2024. The decrease in Gross Margin of $78,115 (or (65)% period over period) for the year ending December 31, 2025 compared to the year ending December 31, 2024 primarily due to slower sales and current market conditions. Gross Margin percentage for the year ended December 31, 2025 was (2)% compared to (1)% for the year ended December 31, 2024.

Expenses

Total operating expenses for the year ended December 31, 2025 were $14,564,675 compared to $12,100,478 for the year ended December 31, 2024 as further described below. Overall, we saw a $2,464,197 increase in operating expenses or a 20% period over period increase in operating expenses from the prior year comparable period.

For the year ended December 31, 2025, we incurred consulting/payroll and other costs of $3,246,972 compared to consulting/payroll and other costs of $2,039,777 for the year ended December 31, 2024. The increase in consulting/payroll and other costs of $1,207,195 (or 59% period over period) was primarily due to the increase in payroll expenses for the beer business and contract labor.

For the year ended December 31, 2025, we incurred compensation expense – officers – deferred comp costs of $531,251 compared to $656,250 for the year ended December 31, 2024. These expenses relate to the stock compensation expense related to the prior year issuance of shares of preferred stock that are convertible into common stock of the Company and the relative timing of vesting and expense of the shares. The Company believes that it pays it officers or management a fair and competitive salary, as well as stock grants or awards that are made during the year. Deferred compensation is attributable to the fair value of the common stock equivalents that are underlying our Series A preferred stock that have been issued pursuant to employment agreements and vesting schedules.

For the year ended December 31, 2025, we incurred rental expense, warehousing, outlet expense of $179,596, compared to rental expense, warehousing, outlet expense of $468,739 for the year ended December 31, 2024. The decrease in rental expense, warehousing, outlet expense of $289,143 (or (62)% period over period) is due to cost cutting on leases and properties that the Company rents to conduct the Champion business acquisition as well as other cost-cutting measures or efficiencies put in place. The Company expects to maintain this level of expense on a go-forward basis with its leases and rented properties for the near term.

For the year ended December 31, 2025, we incurred product development expenses of $78,640 compared to product development expenses of $385,800 for the year ended December 31, 2024. The decrease in product development expenses of $307,160, or (80)%, is due to decreased third party development expenses in connection with the setup of the beer business.

For the year ended December 31, 2025, we incurred marketing and brand development expenses of $4,633,182 compared to marketing and brand development expenses of $2,354,809 for the year ended December 31, 2024. The increase in marketing and brand development expenses of $2,278,373 (or 97% period over period) relates primarily to an increase of activities including major trade shows and marketing efforts in connection with the beer business.

For the year ended December 31, 2025, we incurred administrative and other expense of $5,646,121 compared to administrative and other expense of $6,049,555 for the year ended December 31, 2024. The decrease in administrative and other expense of $403,434 (or (7)% period over period) relates primarily to legal and other professional fees that we incurred during 2024 in connection with the increased legal, accounting, and audit fees as a result of our reaudits.

For the year ended December 31, 2025, we incurred depreciation and amortization expense of $248,913 compared to depreciation and amortization expense of $145,548 for the year ended December 31, 2024. The increase in depreciation and amortization expense primarily relates to the amortization related to intangible assets and depreciation on the 218 3rd Avenue North building.

Other income and expenses

For the year ended December 31, 2025, we incurred interest expense of $2,527,342 compared to interest expense of $3,969,485 for the year ended December 31, 2024. The decrease in interest expense of ($1,442,143) (or (36)% period over period) is due to the decrease in number of debt agreements outstanding at December 31, 2025 compared to December 31, 2024.

For the year ended December 31, 2025, we incurred a loss on debt extinguishment of $13,965,771 and loss on settlement of liability of $3,085,606 compared to a loss on extinguishment of debt of $1,422,307 for the year ended December 31, 2024. The increase in loss on debt extinguishment and on settlement of liability of $15,629,070 (or 1099% period over period) is due to several conversions of debt and liabilities into equity during the year ended December 31, 2025 as well as the amended Streeterville loan payable.

Net Loss

Net loss for the year ended December 31, 2025 amounted to $34,325,289, resulting in a loss per share of $(63,214.16), compared to a net loss of $17,604,364 for the year ended December 31, 2024, resulting in a loss per share of $(12,276,404.46). Net loss increased by $16,720,925 or 95% year over year due to increased losses on debt extinguishment and settlement of liability compared to 2024.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the growth and acquisition stage and, accordingly, will have to raise capital to complete acquisitions and successfully integrate acquired companies. Since inception, the Company has been engaged in financing activities and executing its business plan of operations and incurring costs and expenses related to developing products and market identity, obtaining inventory and preparing for public product launch. As a result, the Company incurred net losses for the years ended December 31, 2025 and 2024 of ($34,325,289) and ($17,604,364), respectively. The Company’s accumulated deficit was ($99,411,489) as of December 31, 2025 and ($65,086,200) as of December 31, 2024. The Company’s working capital deficit was $20,321,313 as of December 31, 2025, compared to a deficit of $8,940,226 as of December 31, 2024. In addition, the Company’s development activities since inception have been sustained through equity and debt financing and the deferral of payments on accounts payable and other expenses.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The adoption had no material impact on our consolidated financial statements.

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This accounting pronouncement provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when measuring credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company anticipates that adopting this accounting pronouncement will not have a material impact on its Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use-Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. This accounting pronouncement improves the operability of the existing guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This accounting pronouncement is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its future interim reporting.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This accounting pronouncement addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Consolidated Financial Statements.

We continuously monitor and review all current accounting pronouncements and standards from the FASB for applicability to our operations. As of March 30, 2026, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN REBEL HOLDINGS, INC.

DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

American Rebel Holdings, Inc.

Brentwood, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of American Rebel Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Debt Extinguishment

Description of the Matter

As described in Notes 9, 10 and 14 to the consolidated financial statements, the Company entered into and subsequently amended a loan arrangement with Streeterville Capital, LLC during the year ended December 31, 2025. As part of the amendment, the Company and the lender agreed to exchange $1,300,000 of the original note for a new convertible note.

We identified the accounting for this debt amendment as a critical audit matter. Specifically, the evaluation of the appropriate accounting treatment is complex and required consideration of whether the transaction should be accounted for as a modification or an extinguishment under ASC 470-50. This analysis involved assessing the expected cash flows of the original and amended debt instruments and estimating the fair value of the consideration issued in determining the loss on extinguishment. Auditing these elements involved complex, challenging and subjective auditor judgments.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Recalculating the difference in projected cash flows between the original and modified debt instruments to determine whether the modifications were substantial in accordance with ASC 470-50.

●	Testing the accuracy of the calculation of the gain (loss) on debt extinguishment.

●	Evaluating the estimated fair value of the equity consideration, including warrants, by assessing the reasonableness of key assumptions used in the Black-Scholes-Merton model.

/s/ GBQ Partners LLC

We have served as the Company’s auditor since 2024.

Columbus, Ohio

March 31, 2026

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$147,586	$287,546
Accounts receivable, net	949,515	1,170,944
Prepaid expense	1,792,567	311,878
Inventory, net	2,755,320	4,555,311
Total Current Assets	5,644,988	6,325,679

Property and Equipment, net	14,345,741	274,216

OTHER ASSETS:
Restricted cash (Note 9)	2,624,501	-
Lease deposits and other	59,730	47,107
Investments	6,499,851	-
Right-of-use lease assets, net	2,248,784	2,909,213
Intangible assets, net	400,000	450,000
Total Other Assets	11,832,866	3,406,320

TOTAL ASSETS	$31,823,595	$10,006,215

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$3,502,362	$3,193,022
Accrued expense and other	722,324	2,086,080
Accrued interest	554,375	1,259,922
Deferred revenue	369,607	286,716
Loan – Officers – related party	3,800	447,716
Loans – Working capital, net	19,616,386	4,938,465
Loan – Director – related party	400,000	400,000
Line of credit	-	1,992,129
Right-of-use lease liability, current	797,447	661,857
Total Current Liabilities	25,966,301	15,265,907

Right-of-use lease liability, long-term	1,475,523	2,372,190

TOTAL LIABILITIES	27,441,824	17,638,097

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,521,701 and 398,256 issued and outstanding, at December 31, 2025 and 2024, respectively, comprised of Preferred Shares A, B, D and E
Preferred - Series A	123	125
Preferred - Series B	75	75
Preferred - Series C	-	-
Preferred - Series D	1,321	198
Preferred - Series E	2	-
Common stock, $0.001 par value; 600,000,000 shares authorized; 3,362 and 2 issued and outstanding at December 31, 2025 and 2024, respectively	3	-
Additional paid in capital	103,791,736	57,453,920
Accumulated deficit	(99,411,489)	(65,086,200)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	4,381,771	(7,631,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$31,823,595	$10,006,215

See Notes to Consolidated Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue	$9,522,109	$11,420,268
Cost of goods sold	9,719,861	11,539,905
Gross margin	(197,752)	(119,637)

Expenses:
Consulting/payroll and other costs	3,246,972	2,039,777
Compensation expense – officers – deferred comp – related party	531,251	656,250
Rental expense, warehousing, outlet expense	179,596	468,739
Product development costs	78,640	385,800
Marketing and brand development costs	4,633,182	2,354,809
Administrative and other	5,646,121	6,049,555
Depreciation and amortization expense	248,913	145,548
Total operating expenses	14,564,675	12,100,478
Operating loss	(14,762,427)	(12,220,115)

Other Income (Expense)
Interest expense	(2,527,342)	(3,969,485)
Interest income	1,590	1,364
Gain/(loss) on sale of equipment	-	6,179
Other income	14,267	-
Loss on debt extinguishment	(13,965,771)	(1,422,307)
Remeasurement and loss on settlement of liabilities	(3,085,606)	-
Net income (loss) before income tax provision	(34,325,289)	(17,604,364)
Provision for income tax	-	-
Net income (loss)	$(34,325,289)	$(17,604,364)
Basic and diluted income (loss) per share	$(63,214.16)	$(12,276,404.46)
Weighted average common shares outstanding - basic and diluted	543	1

See Notes to Consolidated Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
For the Year Ended December 31, 2025
Balance - December 31, 2024	2	$-	398,256	$398	$57,453,920	$(65,086,200)	$(7,631,882)
Series A compensation expense	-	-	-	-	531,251	-	531,251
Conversion of Series A preferred stock to common stock	18	-	(1,606)	(2)	1,399	-	1,397
Exercise of warrants	33	-	-	-	11,970	-	11,970
Issuance of Series D preferred stock and common Stock for liabilities settlement	255	-	477,385	477	10,056,837	-	10,057,315
Issuance of common stock and Series D preferred stock for consulting services	13	-	29,667	30	592,470	-	592,499
Issuance of common stock in private placement	12	-	-	-	2,500,000	-	2,500,000
Issuance of common stock in connection with consulting and financing arrangement	-	-	-	-	2,205	-	2,205
Conversion of Series D preferred Stock to common stock	783	1	(523,116)	(523)	522	-	-
Conversion of notes payable into common stock	194	-	-	-	21,060,691	-	21,060,691
Common stock and warrants issued for minority interest investment	21	-	-	-	1,999,850	-	1,999,851
Series E preferred stock issued in connection with Damon Note	-	-	2,000	2	1,999,998	-	2,000,000
Series D preferred stock issued for asset acquisition	-	-	632,134	632	4,738,548	-	4,739,180
Issuance of common stock and Series D preferred stock for services to be performed	-	-	167,688	168	1,257,340		1,257,508
Issuance of Series D preferred stock	-	-	339,293	339	2,188,417	-	2,188,756
Offering costs	-	-	-	-	(607,748)	-	(607,748)
Effect of reverse stock split round lot shares	2,031	2	-	-	4,064	-	4,066
Net loss	-	-	-	-	-	(34,325,289)	(34,325,289)
Balance - December 31, 2025	3,362	$3	1,521,701	$1,521	$103,791,736	$(99,411,489)	$4,381,771

For the Year Ended December 31, 2024
Balance - December 31, 2023	1	$-	200,000	$200	$51,555,452	$(47,481,836)	$4,073,816
Series A compensation expense	-	-	-	-	656,250	-	656,250
Issuance of Series D preferred stock for liabilities settlement	-	-	312,412	312	2,167,814	-	2,168,126
Issuance of Series D preferred stock	-	-	31,500	32	433,576	-	433,608
Issuance of common stock for liabilities settlement	-	-	-	-	875,652	-	875,652
Issuance of common stock	-	-	-	-	143,717	-	143,717
Issuance of warrants for liabilities settlement	-	-	-	-	1,411,607	-	1,411,607
Conversion of Series A preferred stock into common stock	-	-	(188)	-	4	-	4
Conversion of Series D preferred stock into common stock	1	-	(145,468)	(145)	13	-	(132)
Exercise of pre-funded warrants into common stock	-	-	-	-	8	-	8
Conversion of notes payable into common stock	-	-	-	-	209,819	-	209,819
Effect of reverse stock split round lot shares	-	-	-	-	8	-	8
Net loss	-	-	-	-	-	(17,604,364)	(17,604,364)
Balance - December 31, 2024	2	$-	398,256	$398	$57,453,920	$(65,086,200)	$(7,631,882)

See Notes to Consolidated Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(34,325,289)	$(17,604,364)
Depreciation and amortization	248,913	239,777
Non-cash, in-kind interest settled	989,641	518,928
Gain on disposition of property	-	(6,179)
Deferred compensation in connection with Series A preferred shares	531,251	656,250
Loss on debt extinguishment	13,965,771	1,422,307
Loss on settlement of liability	3,085,606
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	221,429	1,503,596
Prepaid expense and other	371,326	(244,556)
Inventory	1,799,991	1,019,060
Inventory deposits	-	21,968
Lease deposits and other	(12,623)	(21,747)
Accounts payable	7,281,079	2,428,978
Accrued expenses	(1,363,756)	1,416,470
Accrued interest	-	1,246,422
Deferred revenue	82,891	286,716
Right-of-use lease liabilities	(100,648)	98,050
Net Cash (Used in) Operating Activities	(7,224,418)	(7,018,324)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(329,435)	(3,090)
Net Cash Provided by Investing Activities	(329,435)	(3,090)

CASH FLOW FROM FINANCING ACTIVITIES:
Offering costs paid	(607,748)	-
Proceeds from line of credit	-	535,200
Payments on loans - officer - related party	-	373,052
Proceeds from loans - director - related party	-	400,000
Proceeds from working capital loans, net	8,852,480	6,698,943
Repayments of working capital loans, net	(846,975)	(1,876,888)
Origination fees paid	(73,600)	(134,625)
Payments on line of credit	(1,992,129)	-
Proceeds from issuance of Series D preferred stock	2,188,417	236,250
Proceeds from issuance of Common stock	2,517,949	-
Net Cash Provided by Financing Activities	10,038,394	6,231,932

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,484,541	(789,482)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	287,546	1,077,028

CASH AND CASH EQUIVALENTS AT END OF YEAR	147,586	287,546
RESTRICTED CASH AT END OF YEAR	2,624,501	-
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$2,772,087	$287,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$478,589	$295,053
Income taxes	-	-
Non-cash operating activities:
Prepaid expenses paid for with issuance of Company stock	1,677,835	-
Liabilities settled with issuance of Company stock	6,245,263	-
Non-cash investing activities:
Investments purchased with Company stock	8,734,000	-
Non-cash financing activities:
Debt converted to Company stock	$6,012,309	$-

See Notes to Consolidated Financial Statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

American Rebel Holdings, Inc. (“the Company”) was incorporated on December 15, 2014, under the laws of the State of Nevada, as CubeScape, Inc. Effective January 5, 2017, the Company amended its articles of incorporation and changed its name to American Rebel Holdings, Inc. On June 19, 2017, the Company completed a business combination with its majority stockholder, American Rebel, Inc. As a result, American Rebel, Inc. became a wholly owned subsidiary of the Company.

Nature of Operations

The Company develops and sells branded products in the self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well as e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.), the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). We established American Rebel Beverages, LLC as a wholly owned subsidiary to hold our licenses with respect to the beer business. American Rebel Beer launched in 2024. In June of 2025 formed, ARH Sub, LLC, a Utah limited liability company (“ARH Sub”) to facilitate the Streeterville Capital Note (see Note 6). In September of 2025, the Company entered into an agreement for the acquisition of 100% of the membership interests of 218 LLC (“ARH Properties”), a limited liability company whose sole asset is a 20,829 square foot, four-story commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, the Champion Entities, and ARH Sub, LLC, and ARH Properties. All significant intercompany accounts and transactions have been eliminated.

As discussed further in Note 13, the Company effected a series of reverse stock splits. Common shares and related earnings per share in the accompanying consolidated financial statements have been adjusted to reflect the effect of the reverse stock splits.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Restricted Cash

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use. Such restrictions may arise from contractual agreements, regulatory requirements, or other legal restrictions that limit the Company’s ability to use the funds for general operating purposes. Restricted cash is presented separately from cash and cash equivalents in the consolidated balance sheets.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Additions and improvements are capitalized while ordinary maintenance and repair expenditures are charged to expense as incurred. Depreciation is recorded using the straight-line method over the estimated useful life of the related asset. Estimated useful lives are as follows:

Asset Class	Useful Life
Buildings and improvements	5 – 39 years
Machinery and equipment	5 – 10 years
Office Furniture and fixtures	10 years
Vehicles	5 – 8 years

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer. Additionally, the Company offers extended warranties for the locking mechanism of its safes, which are separately purchased by customers. Warranty income is recognized over time based on the estimated useful life of the locks, which approximates 10 years. Unrecognized warranty income is presented as deferred revenue in the accompanying consolidated financial statements. Warranty income recognized was not significant for the years ended December 31, 2025 and 2024.

The carrying amount of accounts receivable is reduced by an allowance for bad debts and expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and, as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was approximately $270,000 and $315,000 at December 31, 2025 and 2024, respectively. Net accounts receivable was $949,515, $1,170,944 and $2,674,540 at December 31, 2025, 2024 and January 1, 2024, respectively.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Years Ended December 31,
Percentage of revenue:	2025	2024
Safes	95%	96%
Soft goods and other	0%	3%
Beverages	3%	1%
Rental	2%	0%
Total	100%	100%

Deferred Revenue

Deferred revenue as of December 31, 2025 and 2024 were $369,607 and $286,716, respectively, and represent unearned warranty income sold separately to customers. Warranty income is recognized over a 10-year estimated life.

Advertising costs

Advertising costs are expensed as incurred and totaled $4,633,182 and $2,354,809 for the years ended December 31, 2025 and 2024, respectively.

Fair Value

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2025 and 2024, respectively. The respective carrying value of certain financial instruments approximated their fair values as of year-end. These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts receivable and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with ASC 718-10, as amended by ASU 2018-07. Costs are measured at the estimated fair value of the equity instruments issued. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASU 2018-07.

Earnings Per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year and the effect of pre-funded warrants issued. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Because the Company incurred net losses for each of the years presented, the effect of dilutive securities, excluding pre-funded warrants, have been excluded as the effect on EPS is antidilutive. For the years ended December 31, 2025 and 2024, net loss per share was $(63,214.16) and $(12,276,404.46), respectively.

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

	December 31, 2025	December 31, 2024

Shares used in computation of basic earnings per share for the year ended	543	1
Pre-funded warrants	-	-
Total denominator	543	1

Net income (loss)	$(34,325,289)	$(17,604,364)
Fully diluted income (loss) per share	$(63,214.16)	$(12,276,404.46)

In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be antidilutive.

Income Taxes

The Company follows ASC Topic 740 for its recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change. For the years ended December 31, 2025 and 2024, no income tax expense has been recorded given significant losses incurred and resulting valuation allowance on such losses.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of December 31, 2025 and 2024, the Company reviewed its tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months and maintains sufficient net operating loss carryforwards in the event uncertain tax positions are identified. As necessary, the Company classifies tax-related penalties and net interest as income tax expense.

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

Operating leases are included in operating lease Right-of-use assets and operating lease liabilities, current and non-current, on the Company’s consolidated balance sheets. The Company had no financing leases as of and for the years ended December 31, 2025 and 2024.

The Company leases real retail space to third parties under operating leases. The Company evaluates lease arrangements in accordance with ASC 842 to determine lease classification and recognizes lease income based on the terms of the underlying agreements. Rental income from operating leases is recognized on a straight-line basis over the lease term when collectability of the lease payments is probable.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable, in accordance with ASC 360 - Impairment of Long-Lived Assets. Impairment losses are recognized in the consolidated statements of operations.

Investments

The Company’s investments consist of equity interests in various entities and are accounted for based on the level of ownership interest and the Company’s ability to exercise significant influence over the investee. Investments in entities over which the Company has the ability to exercise significant influence, but does not control, are accounted for using the equity method of accounting in accordance with ASC 323 – Investments—Equity Method and Joint Ventures. Investments in equity interests for which the Company does not have the ability to exercise significant influence and that do not have readily determinable fair values are accounted for using the measurement alternative in accordance with ASC 321 – Investments—Equity Securities. Under the measurement alternative, these investments are recorded at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. Any adjustments resulting from impairments or observable price changes are recognized in earnings.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, to improve the disclosures about public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this ASU will require the Company to disclose specified information about certain costs and expenses in the notes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This accounting pronouncement provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when measuring credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and has been early adopted by the Company. The adoption had no material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This accounting pronouncement is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its future interim reporting.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This accounting pronouncement addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Consolidated Financial Statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Concentration Risk

The Company did not have any vendor or customer concentrations as of December 31, 2025 or 2024.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability or positive cash flow from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the years ended December 31, 2025 and 2024 amounting to ($34,325,289) and ($17,604,364), respectively. The Company’s accumulated deficit was ($99,411,489) as of December 31, 2025 and ($65,086,200) as of December 31, 2024. The Company’s working capital deficit was $(20,321,313) as of December 31, 2025 and $(8,940,226) as of December 31, 2024. Additionally, the Company has missed contractual payments on certain financing arrangements subsequent to December 31, 2025. On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Rule”). As a result of non-compliance with the Rule, the Staff determined to delist the Company’s securities (common stock (“AREB”) and publicly traded warrants (“AREBW”)) from The Nasdaq Capital Market at the opening of business on February 13, 2026, unless the Company was to request an appeal of the determination by February 11, 2026. The Company is not in compliance with the Nasdaq listing requirements and is in the process of remediating.

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

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVENTORY

Inventory includes the following:

	December 31, 2025	December 31, 2024

Raw materials	$1,560,050	$1,966,395
Finished goods	1,664,640	2,870,781
Less reserve for excess and obsolete inventory	(469,370)	(281,865)
Total Inventory, net	$2,755,320	$4,555,311

The Company accounts for excess and obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

Included in finished goods is approximately $291,000 and $162,000 in finished products related to our American Rebel branded beer lager as of December 31, 2025 and 2024, respectively. This inventory is immediately available to the consumer and for distribution. For the years ended December 31, 2025 and 2024, the Company wrote off approximately $1,000 and $180,000, respectively, of beer lager inventory, the latter which corresponded to the initial brew of the product.

When inventory is physically disposed of, the Company accounts for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. The valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. The Company wrote-off approximately $247,000 and $0 of inventory during the years ended December 31, 2025 and 2024, respectively.

NOTE 4 – PREPAID EXPENSE

Prepaid expenses include the following:

	December 31, 2025	December 31, 2024
Tony Stewart racing	$1,006,008	$-
MZ Digital	35,000	-
FMW Media Works	311,111	-
Hudson Consulting	325,716	87,480
Other	114,732	224,398
Total prepaid expense	$1,792,567	$311,878

Prepaid expenses represent payments or stock issuances made by the Company for which the related benefits will be recognized in future periods. These amounts are expensed over the periods in which the benefits are expected to be realized. Prepaid expenses are classified as current assets on the consolidated balance sheets. During the year ended December 31, 2025 and 2024, the Company paid $1,677,835 and $87,480, respectively, in prepaids with the issuance of Company stock.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	December 31, 2025	December 31, 2024

Property and equipment	$611,954	$351,590
Building and leasehold improvements	12,458,107	-
Land	1,524,800	-
Vehicles	439,555	413,555
	15,034,416	765,145
Less: Accumulated depreciation	(688,675)	(490,929)
Net property and equipment	$14,345,741	$274,216

For the years ended December 31, 2025 and 2024, we recognized $198,913 and $95,547 in depreciation expense, respectively.

NOTE 6 – INVESTMENTS

218 LLC

On September 15, 2025, the Company entered into an agreement for the acquisition of 100% of the membership interests of 218 LLC, a limited liability company whose sole asset is a 20,829 square foot, four-story commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee (the “Property”). The total purchase price for the acquisition was $14,100,000, payable in a combination of Series D Convertible Preferred Stock, cash, and a promissory note. The Property is presented within Property and Equipment, net in the accompanying consolidated balance sheets. Rental income earned from the Property was approximately $155,000 and $0 for the year ended December 31, 2025 and 2024, respectively.

Pursuant to the Membership Interest Purchase Agreement, the Company issued 280,000 shares of Series D Convertible Preferred Stock, valued at $7.50 per share ($2,100,000 in aggregate), to acquire 100% of the membership interests of 218 LLC. The Company also agreed to pay the Seller $300,000 in three non-refundable $100,000 installments, each payment acquiring an additional 1% of the membership interests. The remaining $11,700,000 of the purchase price was funded through a 12-month promissory note bearing interest at 6% per annum. The Seller may, from time to time, convert portions of principal and interest under the note into Series D Convertible Preferred Stock, which may subsequently be converted into common stock and applied toward the note balance, subject to a 4.99% beneficial ownership limitation. Any conversion of the promissory note balance would result in additional membership interests in 218 LLC being issued to the Company.

The Company also agreed to issue an additional 18,800 shares of Series D Convertible Preferred Stock, valued at $141,000, as a convenience fee. The acquisition was accounted for as an asset acquisition. The assets acquired are presented within property and equipment in the consolidated balance sheet.

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

On December 26, 2025, the Company exercised its option to purchase additional membership interests of RAEK pursuant to Section 1.06 of that certain Minority Membership Interest Purchase Agreement. The Company purchased from RAEK additional membership interests in RAEK equal to a fully diluted ownership interest percentage of two percent (2.0%) (the “Additional Interests”). The purchase price for the Additional Interests was $1,000,000 (the “Option Purchase Price”). The Company paid the Option Purchase Price in shares of its Series D Convertible Preferred Stock, with a stated value of $7.50 per share. Based on such stated value, the Company delivered 133,334 shares of Series D Preferred (aggregate stated value $1,000,005), the additional $5.00 shall be documented as an administrative fee for the transaction.

The investment in RAEK is accounted for using the measurement alternative basis of accounting. As of December 31, 2025 and December 31, 2024, the Company had an equity method investment in RAEK of $2,500,000 and $0, respectively, recorded on the condensed consolidated balance sheets. In accordance with ASC 323, the Company uses the equity method of accounting for its investments in an unconsolidated entity over which it does not have a controlling interest. The measurement alternative basis of accounting requires the investment to be initially recorded at cost and subsequently adjusted for impairment or observable changes in price. For the year ended December 31, 2025, no such adjustments were recognized.

Minority Investment in Schmitty’s Herbal Snuff and Pouches

On September 2, 2025, the Company entered into a Membership Interest Purchase Agreement with Sydona Enterprises, LLC, doing business as Schmitty’s Herbal Snuff and Pouches (“Schmitty’s”), to acquire a 19.01% ownership interest. The consideration for the investment consisted of 11 shares of common stock and a prefunded warrant to purchase 30 shares of common stock at an exercise price of $0.01 per share, valued in total at approximately $1,990,000. This strategic investment provides the Company with a platform to participate in the growing smokeless market and expand its portfolio under the “America’s Patriotic Brand” umbrella.

The investment in Schmitty’s is accounted for using the equity method of accounting. As of December 31, 2025 and December 31, 2024 the Company had an equity method investment in Schmitty’s of $1,999,850 and $0, respectively, recorded on the consolidated balance sheets. In accordance with ASC 323, the Company uses the equity method of accounting for its investments in an unconsolidated entity over which it does not have a controlling interest and has significant influence. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded in the Company’s consolidated statements of operations. The Company has made an election to report on a one-quarter lag the unconsolidated entity’s earnings or losses. The Company estimated its share of share of equity in the unconsolidated entity’s earnings or losses to be immaterial for the year ended December 31, 2025.

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

Investments includes the following:

	December 31, 2025	December 31, 2024
RAEK	$2,500,000	$-
Schmitty’s	1,999,851	-
Damon note	2,000,000	-
Total investments	$6,499,851	$-

NOTE 7 – ACCRUED EXPENSE AND OTHER

Accrued expense and other includes the following :

	December 31, 2025	December 31, 2024
Accrued officer bonus	$213,614	$464,580
Accrued liabilities - Champion	263,377	28,000
Accrued liabilities - Beer	60,797	-
Accrued liabilities - Properties	34,270	-
Accrued officer compensation	37,373	510,669
Tony Stewart Racing	-	434,000
Other accrued expenses	112,893	648,831
Total accrued expense and other	$722,324	$2,086,080

Accrued expenses represent obligations for goods and services received that have not yet been invoiced or paid as of the reporting date. These liabilities are recorded when incurred in accordance with the accrual basis of accounting and are classified as current liabilities on the consolidated balance sheets.

NOTE 8 – RELATED PARTY NOTE PAYABLE AND RELATED PARTY TRANSACTIONS

Employment Agreements

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $351,329 and $341,760 plus stock awards, respectively for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, approximately $16,000 and $462,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Doug E. Grau served as the Company’s President and Interim Principal Accounting Officer through June 30, 2025. Compensation for Mr. Grau was $130,000 and $277,680 plus stock awards, respectively, for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, approximately $0 and $203,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively. As of December 31, 2025 and 2024, approximately $135,000 and $0 in a related party receivable outstanding and included in current assets in the accompanying consolidated balance sheets, respectively. As of December 31, 2025, this related party receivable was a 100% reserved for in the accompanying consolidated balance sheet.

Effective July 1, 2025, Darin Fielding began serving as the Company’s Interim Principal Accounting Officer. Compensation for Mr. Fielding was $232,110 and $181,730, respectively, for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, approximately $75,000 and $0 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

Corey Lambrecht serves as the Company’s President and Chief Operating Officer. Compensation for Mr. Lambrecht was $285,455 and $277,680 plus stock awards, respectively for the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, approximately $15,000 and $316,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying consolidated balance sheets, respectively.

There were no new stock awards granted and issued to Messrs. Ross, Grau, Fielding and Lambrecht during 2025 and 2024. Additionally, the aforementioned officers advanced the Company approximately $0 and $737,775 for the years ended December 31, 2025 and 2024, respectively, of which approximately $ 4,000 and $448,000 was outstanding as of December 31, 2025 and 2024, respectively. The advances are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding.

Series A Convertible Preferred Stock

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the years ended December 31, 2025 and 2024, the Company recognized $156,250 each year in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2026 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 12,500,000 shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Mr. Ross’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the years ended December 31, 2025 and 2024, the Company recognized $250,000 each year in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2026 an additional 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 15,000,000 shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Mr. Grau’s amended employment agreement had an effective date of November 20, 2023, with a termination date of July 1, 2025. The share-award grant originally vested 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through June 30, 2025. For the years ended December 31, 2025 and 2024, the Company recognized $125,000 and $250,000 in compensation expense attributable to the share award grant and respective earn-out. The employment agreement was terminated on July 1, 2025.

On August 1, 2025, Corey Lambrecht converted 350 shares of Series A preferred stock into 4 shares of common stock. Additionally, on August 1, 2025, Charles A. Ross, Jr. converted 350 shares of Series A preferred stock into 4 shares of common stock. Further, on September 25, 2025, Corey Lambrecht converted an additional 350 shares of Series A preferred stock into 4 shares of common stock. In addition, on September 25, 2025, Charles A. Ross, Jr. converted an additional 350 shares of Series A preferred stock into 4 shares of common stock.

Stock-Based Compensation

The Company, in connection with various employment and independent directors’ agreements, is required to issue shares of its common stock as payment for services performed or to be performed. The value of the shares issued is determined by the fair value of the Company’s common stock that trades on the Nasdaq Capital Market. This value on the date of grant is afforded to the Company for the recording of stock compensation to employees and other related parties or control persons and the recognition of this expense over the period in which the services were incurred or performed. Most of the Company’s agreement for stock compensation provide for the grant to be earned over a service period from the initial grant, thereby expensing the cost over the service period.

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant for which the Company generally uses an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. Stock-based compensation expense totaled $531,251 and $656,250 for the years ended December 31, 2025 and 2024, respectively, and primarily relates to the aforementioned Series A preferred stock awards.

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

Director’s Note

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note were utilized solely by the Company’s wholly owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of December 31, 2025 and 2024, the note had not been repaid and remained outstanding, of which $400,000 is presented in the accompanying consolidated balance sheet within Loan – Director – related party, and the remaining $120,000 within accrued interest in the accompanying consolidated balance sheet.

NOTE 9 – LINE OF CREDIT – FINANCIAL INSTITUTION

During February 2023, the Company entered into a $2 million master credit agreement (credit facility) with Bank of America (“LOC”). The LOC accrues interest at a rate determined by the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate plus 2.05 percentage points (which at December 31, 2024 was 7.25%) and is secured by all the assets of the Champion Entities.

On May 30, 2025, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”). Subject to the terms of the Forbearance Agreement, Bank of America has agreed to forbear, during the Forbearance Period (as defined below), from exercising certain of their available remedies under the Credit Agreement with respect to or arising out of the Company’s failure to make payment on the outstanding principal amount on the Line of Credit. As a result of the uncured default, Bank of America filed a complaint against the Company on March 21, 2025 in the Fourth Judicial District Court, in and for Utah County, Utah (Case No. 250401345) seeking no less than $1,906,743, plus outstanding and accruing attorneys’ fees, all pre and post- judgment interest, equitable relief in favor of Bank of America, and any other relief that the Court deemed just and proper (collectively, the “Litigation”). Subject to the terms of the Forbearance Agreement, Bank of America will abstain from pursuing its claims against the Company in the Litigation through the Forbearance Period (defined below), provided that the Company not breach any terms of the Forbearance Agreement. Further, the Company executed a Confession of Judgment and Verified Statement in connection with the Forbearance Agreement. Bank of America agrees to forbear from exercising its rights and remedies under the Credit Agreement through the close of business on June 30, 2025 (the “Forbearance Period”) on the following terms and conditions:

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

The LOC originally expired February 28, 2024, and was extended to April 30, 2024. The following table shows outstanding amounts due under the LOC:

	December 31, 2025	December 31, 2024
Line of credit from a financial institution.	$-	$1,992,129

Total recorded as a current liability	$-	$1,992,129

The balance at the maturity was approximately $1.9 million and access to the line of credit with Bank of America was terminated.

As of December 31, 2025, the Company had restricted cash of $2,624,501. Pursuant to a Deposit Account Control Agreement between ARH Sub and Streeterville (“Investor”), the Company shall have the right to use such cash to repay any portion of the outstanding balance (but only so long as such payment does not cause the outstanding balance to drop below the Minimum Balance Amount), and so long as no Trigger Event (as defined in the Note) under the Note has occurred and with Investor’s consent, to withdraw from the Deposit Account any funds in excess of the Minimum Balance Amount. Company may only request withdrawals from the Deposit Account once per month and in an amount no less than $25,000.00. Company hereby grants to Investor a first-position security interest in the Deposit Account and acknowledges and agrees that Investor will have the right to file a UCC-1 Financing Statement with respect to the Deposit Account. Company acknowledges and agrees that Investor will have control over the Deposit Account within the meaning of Section 9-104 of the Uniform Commercial Code pursuant to the terms of the DACA. In the event Company is in compliance with all Nasdaq listing requirements during the period beginning on August 18, 2025 and ending on the six-month anniversary of the Closing Date, then the $4,625,000. amount listed in clause (a) above will be reduced to $4,375,000 (meaning the Company will receive an additional $250,000 from Investor).

NOTE 10 – NOTES PAYABLE – WORKING CAPITAL

On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors (the “Lenders”) in the principal amounts of $617,100 (“Note 1”) and $123,420 (“Note 2”). An original issue discount of $117,100 was applied to Note 1 and $23,420 was applied to Note 2 on the issuance date and was paid through the issuance of 781 (Note 1) and 157 (Note 2) shares of the Company’s Series D Convertible Preferred Stock to the Lenders, resulting in net loan proceeds to the Company of $500,000 (Note 1) and $100,000 (Note 2). Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid on or before July 10, 2025 (a total payback to the Lender of $537,500 (Note 1) and $107,500 (Note 2)). During the year ended December 31, 2025, the Company converted the balance into 96,613 shares of Series D preferred stock.

On February 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $155,250 (the “Note”). An original issue discount of $20,250 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $129,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $89,268.50 due on August 15, 2025, and remaining four payments of $22,317.13 due on the fifteenth day of each month thereafter (a total payback to 1800 Diagonal of $178,537.00). Only upon an occurrence of an event of default under the Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. In August 2025, the Company converted the remaining balance into 3 shares of common stock.

On March 3, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $94,300 (the “Note”). An original issue discount of $12,300 and fees of $7,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $75,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $54,222.50 due on August 30, 2025, and remaining four payments of $13,555.63 due on the thirtieth day of each month thereafter (a total payback to 1800 Diagonal of $108,445.00). In September 2025, the Company converted the remaining balance into 6 shares of common stock.

On April 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $182,275. An original issue discount of $23,775 and fees of $8,500 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. The note is subject to an event of default clause. Upon default, the lender may convert the unpaid principal (and any accrued interest) into the Company’s common stock at a 25% discount to market price. In October 2025, the Company converted the remaining balance into 13 shares of common stock.

On April 10, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $153,525. An original issue discount of $20,025 and fees of $8,500 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $17,501.80 due on May 15, 2025, and remaining nine payments of the same amount due on the fifteenth day of each month thereafter (a total payback to 1800 Diagonal of $175,018). In October 2025, the Company converted the remaining balance into 14 shares of common stock.

On July 31, 2025, the Company entered into a Securities Purchase Agreement with Horberg, pursuant to which Horberg purchased a Promissory Note with a principal amount of $500,000 for gross proceeds of $450,000, reflecting a 10% original issue discount. The Note bears interest at a rate of 12% per annum, payable on the maturity date, which is six months from the date of issuance (January 31, 2026). The Company repaid the note during 2025.

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

The Company has several working capital loan agreements in place, which are described in detail below.

	December 31, 2025	December 31, 2024
Working capital loan agreement with a limited liability company domiciled in the state of Virginia. The working capital loan requires an initial payment of $13,881.78 on June 30, 2024 with eight (8) additional payments of $13,881.78 on the 30th of each month following funding. The working capital loan was due and payable on February 28, 2025. The working capital loan has an effective interest rate of 18.8% without taking into account the 12% original issue discount charged upon entering into the loan. This working capital loan has a conversion right associated with it in the case of an Event of Default as that term is defined below. The conversion price subject to the conversion right allows the holder of the working capital loan to receive shares not subject to Rule 144 issued as full payment for principal and (all) accrued interest at a 25% discount to market, and that market price is the lowest trading price of the Company’s common stock during the ten (10) trading days prior to the notice of conversion by the holder. No Black Scholes calculation has been made with respect to the working capital loan as the Event of Default is highly unlikely. The holder of the working capital loan has required the Company to hold sufficient enough shares in reserve to satisfy the conversion at a factor of four (4) for one (1). The loan was converted during the year ended December 31, 2025 at a conversion rate of $16.50 for 3,147 shares of common stock.	-	40,369
The Company has entered a number of working capital loan agreements structured as Revenue Interest Purchase Agreements (“revenue participation interest”, “RIP”). These working capital loans provided for a purchase of an ownership interest in the revenues of the Champion subsidiary. The revenue participation interest requires payments ranging from $10,000 to $30,000 per month until the revenue participation interest is repurchased by the Company. The revenue participation interest is subject to a repurchase option by the Company. The repurchase price during the initial period ranges from $70,313 to $562,500. The repurchase price of the loans increases to $75,938 to $607,500 after the initial period has passed. The repurchase price is reduced by any revenue payments paid by the Company to the lender prior the loan being paid in full. The Revenue Interest Purchase Agreement also required the Company to make payments commencing after June 1, 2024 ranging from 3.86% to 15.45% of the net proceeds received by the Company from the Regulation A Offering. In the event of default, the Company is obligated to pay an additional 25% of any and all amounts due, immediately. In April 2025, the Company paid off a total balance of $1,189,688 by issuing 9 shares of common stock.	-	675,000
On November 11, 2024, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and Altbanq Lending LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($150,469.11) of a promissory note dated March 27, 2024 in the original principal amount of $1,330,000 (the “Note”), with a current balance payable of $1,229,350 (the “Note Balance”). Contemporaneously with assignment of the assigned note portion to the Purchaser, the Company exchanged the $150,469.11 of assigned note portion for 78,615 shares of the Company’s common stock as a 3(a)(9) exchange. At any time during the ninety days after the initial closing, the Purchaser may purchase additional portions of the Note, at one or more closing, by sending an additional closing notice in the amount set forth in the additional note notice and the Company will exchange such additional portions for shares of its common stock. During the year ended December 31, 2025, the Company paid $120,046 in interest expense and converted a balance of $777,666 into 7 shares of common stock, resulting in a loss on extinguishment of debt of $411,718.	-	1,078,881
Standard Merchant Cash Advance Agreement (the “Factoring Agreement”), with an accredited investor lending source (“Financier”). Under the Factoring Agreement, our wholly-owned subsidiary sold to Financier a specified percentage of its future receipts (as defined by the Factoring Agreement, which include any and future revenues of Champion Safe Company, Inc. (“Champion”), another wholly-owned subsidiary of the Company, and the Company) equal to $357,500 for $250,000, less origination and other fees of $12,500. Our wholly-owned subsidiary agrees to repay this purchased receivable amount in equal weekly installments of $17,875. Financier has specified customary collection procedures for the collection and remittance of the weekly payable amount including direct payments from specified authorized bank accounts. The Factoring Agreement expressly provides that the sale of the future receipts shall be construed and treated for all purposes as a true and complete sale and includes customary provisions granting a security interest under the Uniform Commercial Code in accounts and the proceeds, subject to existing liens. The Factoring Agreement also provides customary provisions including representations, warranties and covenants, indemnification, arbitration and the exercise of remedies upon a breach or default. The obligations of our wholly-owned subsidiary, Champion and the Company under the Factoring Agreement are irrevocably, absolutely, and unconditionally guaranteed by Charles A. Ross, Jr., the Company’s Chairman and Chief Executive Officer. The Personal Guaranty of Performance by Mr. Ross to Financier provides customary provisions, including representations, warranties and covenants.	-	87,343
Working Capital loan agreement with an accredited investor lending source and a subsidiary to that accredited investor lending source as collateral agent, which provides for a term loan in the amount of $1,347,000 which principal and interest (of $592,680) is due on June 30, 2025. Commencing December 2, 2024, the Company is required to make weekly payments of $64,656 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $62,500 was initially paid on the loan. A default interest rate of 5% becomes effective upon the occurrence of an event of default. On August 15, 2025, the Company converted the remaining balance into common stock and prefunded warrants.	-	1,347,000

	December 31, 2025	December 31, 2024
On September 4, 2024, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC, an accredited investor (“Coventry”), pursuant to which Coventry made a loan to the Company, evidenced by a promissory note in the principal amount of $300,000 (the “Note”). A one-time interest charge of 12% ($36,000) was applied to the Note upon issuance. Further, an original issue discount of $45,000, $75,436.02 was utilized to repay a June 2024 note with Coventry, commissions to a broker dealer of $8,000, and fees of $10,000 were applied on the issuance date, resulting in net loan proceeds to us of $161,563.98. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in eight payments; the first payment shall be in the amount of $37,333.33 and was due on September 30, 2024 with seven (7) subsequent payments each in the amount of $37,333.33 due on the last day of each month thereafter (a total payback to Coventry of $336,000). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to Coventry, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Coventry. Only upon an occurrence of an event of default under the Note, Coventry may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Coventry agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. the Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the year ended December 31, 2025, the Company paid off a principal balance of $261,047 and accrued interest of $281,534 by issuing 9 shares of common stock.	-	298,689
On August 8, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“1800 Diagonal”), pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $179,400 (the “Note”). An original issue discount of $23,400 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in five payments, with the first payment of $103,155 due on February 15, 2025, and remaining four payments of $25,788.75 due on the fifteenth day of each month thereafter (a total payback to 1800 Diagonal of $206,310.00). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 Diagonal. Only upon an occurrence of an event of default under the Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the year ended December 31, 2025, the Company repaid the total loan balance by issuing 664 shares of common stock, resulting in a loss on debt extinguishment of $86,424.	-	179,400
On August 27, 2024 through September 16, 2024, the Company entered into four loan advances with an investor. The principal of the advances ranged from $30,000 to $115,000 and included fees ranging from $7,500 to $15,000. The advances are on demand terms. On April 10, 2025 the Company converted all four advances into 2 shares of common stock.	-	260,000
On October 4, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“1800 Diagonal”), pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on October 30, 2024, and remaining eight payments due on the 30th day of each month thereafter (a total payback to 1800 Diagonal of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 Diagonal. Only upon an occurrence of an event of default under the Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. During the year ended December 31, 2025, the Company paid off the balance by issuing 1 shares of its common stock.	-	97,812

	December 31, 2025	December 31, 2024
On October 30, 2024, the Company entered into a Securities Purchase Agreement with Alumni Capital LP, a Delaware limited partnership (“Alumni”), pursuant to which Alumni made a loan to the Company, evidenced by a promissory note in the principal amount of $420,000 (the “Note”). An original issue discount of $70,000 and commissions to a broker dealer of $28,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $322,000. Accrued, unpaid interest at the rate of 10% and outstanding principal, subject to adjustment, is required to be paid on or before December 31, 2024. In addition to the Note, the Company issued Alumni a five-year common stock purchase warrant to purchase up to 72,165 shares of Common Stock at $5.82 per share (the “Warrant”). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to Alumni, in full satisfaction of its obligations, an amount equal to (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Alumni. Only upon an occurrence of an event of default under the Note, Alumni may convert the outstanding unpaid principal amount of the Note (along with any interest, penalties, and all other amounts under the Note) into restricted shares of common stock of the Company at a discount of 20% of the market price. Alumni agreed to limit the amount of stock received to less than 9.99% of the total outstanding common stock. The Company agreed to reserve 30,000 shares of common stock, which may be issuable upon conversion of the Note.	-	441,000
On November 6, 2024, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $122,960 (the “Note”). An original issue discount of $16,960 and fees of $6,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in nine payments of $15,574.89, with the first payment due on December 15, 2024, and remaining eight payments due on the 15th day of each month thereafter (a total payback to the Lender of $140,174). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 Diagonal. Only upon an occurrence of an event of default under the Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times. On May 6, 2025, the Company paid off the balance plus accrued interest by issuing 1 share of its common stock.	-	111,463
On November 11, 2024, the Company entered into a twelve-month promissory note with an accredited investor (the “Lender”) in the principal amount of $400,000 (the “Note”). An original issue discount of $80,000 was applied on the issuance date and was paid through the issuance of 1,338 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $320,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in seven payments of $52,571.43, with the first payment due on May 11, 2025, and remaining six payments due on the 11th day of each month thereafter (a total payback to the Lender of $368,000.01). Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after 180 days from the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $2.94 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times. On May 30, 2025, the lender converted $131,910 of the Note into 3 shares of the Company’s common stock. Further, on June 3, 2025, the lender converted the remaining $214,487 balance of the OID Note, including interest, into 5 shares of the Company’s common stock.	-	320,000
On December 13, 2024, the Company entered into a three-month promissory note with an accredited investor (the “Lender”) in the principal amount of $213,715 (the “Note”). An original issue discount of $63,715 was applied on the issuance date and was paid through the issuance of 36,830 shares of the Company’s common stock to the Lender, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in one lump sum payment of $155,625 on or before March 13, 2025. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 130% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) any amounts owed to the Lender. At any time after the issuance date of the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at the lesser of (i) $1.73 per share, or (ii) the average of the three (3) lowest VWAP’s in the preceding five (5) day trading period to the conversion date. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to three times the number of shares of common stock which may be issuable upon conversion of the Note at all times. On July 8, 2025, the Company converted the remaining balance into 4 shares of common stock.	-	150,000

	December 31, 2025	December 31, 2024
On May 27, 2025, the Company entered into five two year promissory notes with five accredited investors in the gross principal amount of $450,000. An original issue discount of $67,500 and guaranteed interest of $67,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $315,000. The Notes are required to be paid in one lump sum payment of $450,000 on or before May 27, 2027. At any time after one hundred eighty days of the issuance date of the Notes, upon five (5) business days’ written notice to Lenders, the Company has the option of prepaying the outstanding principal amount of the Notes, in whole or in part, by paying to the Lenders a sum of money equal to one hundred twenty-five percent (125%) of the principal amount to be redeemed, together with any and all other sums due, accrued or payable to the Lenders arising under the Notes. During the notice period, Lenders shall have the option of converting the Notes, in whole or in part, pursuant to the terms set forth below. At any time after one hundred eighty days of the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share (each share of Series D Convertible Preferred Stock in convertible into five shares of common stock). Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock into which the Series D Convertible Preferred Stock is convertible into. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock (153,000 shares of Series D Convertible Preferred Stock in total), and common stock issuable upon conversion thereof (765,000 shares of common stock in total), which may be issuable upon conversion of the Notes at all times.	450,000	-
On June 26, 2025, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued and sold to Streeterville a secured promissory note (the “Note”) in the original principal amount of $5,470,000. The Note carries an original issue discount of $450,000, and the Company agreed to pay $20,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company. On the closing date, Streeterville paid $375,000 to the Company, and $4,625,000 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly owned subsidiary, ARH Sub, to be held pursuant to a Deposit Account Control Agreement (“DACA”), which is presented as restricted cash in the accompanying consolidated balance sheets. Interest under the Note accrues at 10% per annum. The unpaid amount of the Note, together with any accrued interest, fees, and late charges, is due twenty-four months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note after 120 days from issuance. Commencing six months after the date of issuance and at any time thereafter until the Note is paid in full, Streeterville has the right to redeem up to $950,000 under the Note per month, which amount will be due and payable in cash within two trading days of the Company’s receipt of a redemption notice from Streeterville. The Company’s obligations under the Note and related agreements are secured by the DACA, a guaranty from ARH Sub (the “Guaranty”), and a pledge by the Company of all membership interests in ARH Sub (the “Pledge”) (collectively, the “Security Agreements”). On September 10, 2025, the Company entered into a global amendment to the Purchase Agreement and Note, pursuant to which Streeterville agreed to release $2,000,000 of funds held in the DACA to repay the Company’s outstanding Bank of America loan. In connection with the amendment, the Company agreed to pay Streeterville a $1,000,000 funds release fee. The Company and Streeterville further agreed to exchange $1,300,000 of the outstanding principal balance of the Note for a new convertible note (the “Convertible Note”). The transaction was accounted for as a debt extinguishment and the Company recognized a loss on debt extinguishment of $747,461 during the year ended December 31, 2025. The Convertible Note bears interest at 10% per annum and matures seven years from issuance (September 2032). At any time following the issuance date, Streeterville may elect to convert all or a portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.80 (as adjusted for any stock split, stock dividend, recapitalization or otherwise). The number of shares issuable upon conversion is subject to a beneficial ownership limitation of 4.99%. The Company agreed to reserve a sufficient number of shares of common stock to satisfy future conversion obligations. As of December 31, 2025, the aggregate principal balance due to Streeterville, including accrued fees and the Convertible Note, totaled approximately $6.4 million, of which $1.3 million was represented by the Convertible Note.	6,480,000	-
On July 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $296,700 (the “1800 Note”). An original issue discount of $38,700 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $250,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $229,015.15 due on January 15, 2026, and remaining nine payments of $13,701.76 on the fifteenth day of each month thereafter (a total payback to 1800 of $352,331). Upon the occurrence and during the continuation of any Event of Default, the 1800 Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the 1800 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the 1800 Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the 1800 Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the 1800 Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the 1800 Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the 1800 Note at all times.	296,700	-
On July 7, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC, an accredited investor (“Boot”), pursuant to which Boot made a loan to the Company, evidenced by a promissory note in the principal amount of $57,500 (the “Boot Note”). An original issue discount of $7,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $50,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $44,382.65 due on January 15, 2026, and remaining nine payments of $2,655.38 on the fifteenth day of each month thereafter (a total payback to Boot of $68,281.00). Upon the occurrence and during the continuation of any Event of Default, the Boot Note shall become immediately due and payable and the Company will be obligated to pay to Boot, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Boot Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Boot Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Boot. Only upon an occurrence of an event of default under the Boot Note, Boot may convert the outstanding unpaid principal amount of the Boot Note into restricted shares of common stock of the Company at a discount of 25% of the market price. Boot agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Boot Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Boot Note at all times.	57,500	-

	December 31, 2025	December 31, 2024
On August 25, 2025, the Company entered into a note agreement with 1800 Diagonal for a principal amount of $152,950, resulting in net proceeds of $125,000 after accounting for a $19,950 original issue discount and $8,000 in fees. The loan terms include a repayment schedule totaling $181,637, with the first payment of $118,064.05 due on February 28, 2026, followed by monthly payments of $7,063.67 and a final payment of $7,063.59 on November 30, 2026. In the event of default, the outstanding balance becomes immediately due, with an additional 22% annual interest and potential conversion rights into common stock at a 25% discount, subject to a 4.99% ownership cap.	152,950	-
The Company entered into a Membership Interest Purchase Agreement (“MIPA”) on September 15, 2025, to acquire all of the outstanding membership interests in 218 LLC, whose sole asset is a 20,829 square foot commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee, for a total purchase price of $14.1 million. The purchase price is payable over twelve months, including the issuance of 280,000 shares of Series D Convertible Preferred Stock valued at $2.1 million for 30% of the membership interests, three non-refundable cash installments of $100,000 each to acquire an additional 3% of membership interests, and a 12-month promissory note of $11.7 million bearing 6% interest. The Seller may convert portions of principal and interest under the note into Series D Convertible Preferred Stock and subsequently into common stock, subject to a 4.99% beneficial ownership limitation, with each conversion acquiring an additional 1% ownership interest in 218 LLC.	11,700,000	-
On October 14, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $183,280 (the “Note”). An original issue discount of $25,280 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $158,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments.	152,868	-
On December 4, 2025, the Company, and two of its subsidiaries (American Rebel, Inc. and Champion Safe Company, Inc.) entered into a commercially reasonable working capital line for Champion Safe Company, Inc. in the form of a subordinated business loan and security agreement (“Loan”) with Agile Lending, LLC and Agile Capital Funding, LLC as collateral agent, which provides for a term loan in the amount of $787,500, which principal and interest is due on June 25, 2026. Commencing December 18, 2025, the Company is required to make weekly payments of $40,500 until the due date, for a full repayment of $1,134,000. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $37,500 was paid on the loan. A default interest rate of an additional 5% will become effective upon the occurrence of an event of default. Funds were received by the Company on December 11, 2025. In connection with the Loan, Agile was issued a subordinated secured promissory note, dated December 4, 2025, in the principal amount of $787,500 (the “Note”), which Note is secured by a second lien against all of the Borrower’s assets, including receivables, subject to certain outstanding liens and agreements. Further, the Note, at any time on or after June 4, 2026, is convertible into shares of the Company’s common stock at $1.02 per share (the closing price of the Company’s common stock on December 3, 2025). As part of the Note and Loan, the Company reserved 2,893,010 shares of common stock for issuance upon conversion of the Loan.	748,681	-
On December 15, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“1800”), pursuant to which 1800 made a loan to the Company, evidenced by a promissory note in the principal amount of $152,950 (the “1800 Note”). An original issue discount of $19,950 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $90,814 due on June 15, 2026, eight payments of $10,090.45 on the fifteenth day of each month thereafter and a final payment of $10,090.40 due on March 15, 2027 (a total payback to 1800 of $181,628). Upon the occurrence and during the continuation of any Event of Default, the 1800 Note shall become immediately due and payable and the Company will be obligated to pay to 1800, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the 1800 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the 1800 Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the 1800 Note, 1800 may convert the outstanding unpaid principal amount of the 1800 Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the 1800 Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the 1800 Note at all times.	152,950	-
On December 15, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC, an accredited investor (“Boot”), pursuant to which Boot made a loan to the Company, evidenced by a promissory note in the principal amount of $86,250 (the “Boot Note”). An original issue discount of $11,250 was applied on the issuance date, resulting in net loan proceeds to the Company of $75,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $51,210.50 due on June 15, 2026, eight payments of $5,690.06 on the fifteenth day of each month thereafter and a final payment of $5,690.02 due on March 15, 2027 (a total payback to Boot of $102,421). Upon the occurrence and during the continuation of any Event of Default, the Boot Note shall become immediately due and payable and the Company will be obligated to pay to Boot, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Boot Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Boot Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Boot pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Boot Note, Boot may convert the outstanding unpaid principal amount of the Boot Note into restricted shares of common stock of the Company at a discount of 25% of the market price. Boot agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Boot Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Boot Note at all times.	86,250	-
On April 23, 2025, the Company entered into a promissory note with a supplier. The note has a three-year term, principle balance of $110,976.80, bears interest at 7% and requires 36 monthly payments of $3,426.64.	88,283	-
Less: note discount and fees	(749,796)	(148,492)
Total recorded as a current liability	$19,616,386	$4,938,465

Accrued interest was approximately $0.1 million and $1.3 million as of December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, the Company recognized a net loss on debt extinguishment totaling $13,965,771 and $1,422,307, respectively, for various working capital loan arrangements. Because the loss on debt extinguishment represents a non-recurring measurement based on the fair value of financial instruments exchanged by the Company in settling such obligations, the following summarizes the approximate fair value of instruments issued by the Company as of the settlement dates:

December 31, 2025

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock and pre-funded warrants	$6,223,201	$6,223,201	$-	$-
Series D Preferred Stock	$7,742,750	$-	$7,742,750	-

December 31, 2024

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Series D Preferred Stock	$1,395,000	$-	$1,395,000	$-
Common stock and pre-funded warrants	$2,260,000	$875,000	$1,385,000	$-
Convertible notes	$407,000	$-	$407,000	$-

Level 2 fair value measurements in the table above were primarily measured through the Company’s publicly traded common stock price, which is an observable input in determining fair value. Convertible notes were valued on an as-converted basis at the time of settlement as conversion into common stock occurred shortly after.

NOTE 11 – INTANGIBLE ASSETS

As of December 31, 2025 and 2024, the Company had intangible assets, representing a trade name subject to amortization over a 10-year life, of $400,000 and $450,000, respectively, directly related to the 2022 acquisition of the Champion Entities. Annual amortization expense related to trade name approximates $50,000.

The Company will review its trade name intangible asset for impairment periodically (based on indicators of impairment) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charge was recognized during the years ended December 31, 2025 and 2024.

NOTE 12 – INCOME TAXES

The Company is subject to taxation in the United States and various states and local jurisdictions where it has determined it has tax nexus. The Company currently is not under examination by any tax authority, but the tax years 2022 through 2025 remain subject to examination by the relevant taxing authorities.

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
U.S. federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(3.8)%	(3.7)%
Non-deductible losses	12.7%	2.0%
Change in valuation allowance	12.1%	22.7%
Effective tax rate	—%	—%

Significant components of the Company’s deferred tax assets are summarized below.

	As of December 31, 2025	As of December 31, 2024
Deferred tax assets:
Net operating loss carry forwards	$17,974,000	$13,680,000
Total deferred tax asset	17,974,000	13,680,000
Valuation allowance	(17,974,000)	(13,680,000)
Net deferred tax asset	$—	$—

As of December 31, 2025 and 2024, the Company had approximately $77 million and $65 million in net operating loss carry-forwards for federal income tax reporting purposes, respectively. As a result of the Tax Cuts Job Act 2017 (the “Act”), certain future carryforwards do not expire. The Company has not performed a formal analysis but believes its ability to use such net operating loss carry forwards in the future is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which will significantly impact its ability to realize these deferred tax assets.

The Company recorded a valuation allowance in the full amount of its net deferred tax assets since realization of such tax benefits has been determined by the Company’s management to be less likely than not. The valuation allowance increased by $4,294,000 and $4,004,000 during the years ended December 31, 2025 and 2024, respectively.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

NOTE 13 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 123,412 shares issued and outstanding of its Series A convertible preferred stock as of December 31, 2025 and 2024, 350,000 shares authorized and 75,000 shares issued and outstanding of its Series B convertible preferred stock as of December 31, 2025 and 2024, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock as of December 31, 2025 and 2024, 3,000,000 shares authorized and 1,521,701 and 398,256 shares issued and outstanding of its Series D convertible preferred stock as of December 31, 2025 and 2024, respectively and 10,000 shares authorized and 2,000 and 0 issued and outstanding of its Series E preferred stock as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were 3,362 and 2  shares of common stock issued and outstanding, respectively.

The share numbers and pricing information in this report have been adjusted to reflect the effects of the following reverse stock splits, which occurred during 2024 and 2025 and through the date the consolidated financial statements were available to be issued:

●	On October 2, 2024, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-9.
●	On March 31, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25.
●	On October 3, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-20.
●	On February 2, 2026, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-20.
●	On March 23, 2026, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-100.

Silverback Conversions

During the year ended December 31, 2025, the Company issued 238 shares of common stock to Silverback Capital Corporation (“SCC”), representing total accounts payable settlements of $6.2 million, resulting in a loss on settlement of liability of $2.7 million. Additionally, because the Company is obligated to settle obligations to SCC in a variable number of shares, a remeasurement loss of $0.4 million was recognized at December 31, 2025 for the outstanding obligation. At December 31, 2025, approximately $6.3 million was accrued as payable to SCC, which included a $0.4 million adjustment to fair value in contemplation of SCC’s right to potentially settle a portion of its obligations at a variable number of common stock at an approximately 25% discount. The following summarizes the approximate fair value of instruments issued by the Company as of the settlement dates and year-end:

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock	$3,085,606	$3,085,606	$-	$-

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

On October 28, 2025, the Company entered into a Settlement Agreement and Stipulation (the “Second Settlement Agreement”) with SCC to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $6,228,854 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price of $1.00. The Company agreed to issue SCC 75,000 shares of Common Stock as a settlement fee.

Debt to Equity Conversions

The conversions occurred over multiple tranches throughout the year, during which the Company’s stock price experienced substantial volatility. The trading price of the Company’s common stock ranged from a low of approximately $1.42 to a high of $19.50 during the period. The Company recognized a significant loss on extinguishment of debt of $14.0 million due to the volatility of the Company’s common stock price.

Shares Issuances

On January 10, 2025, the Company entered into two six-month promissory notes with accredited investors in the principal amounts of $617,100 and $123,420. An original issue discount of $117,100 and $23,420 was applied on the issuance date and was paid through the issuance of 1 and 1 shares of the Company’s Series D Convertible Preferred Stock, resulting in net loan proceeds to the Company of $500,000 and $100,000.

On January 10, 2025, the Company authorized the issuance of 1 share of common stock to a consultant pursuant to the terms of an amendment to a current consulting agreement.

On January 14, 2025, the Company authorized the issuance of 43,335 shares of Series D Convertible Preferred Stock to seven service providers to the Company and its subsidiaries.

On February 10, 2025, the Company authorized the issuance of 1 share of common stock to an accredited investor upon the conversion of 88,334 shares of Series D Convertible Preferred Stock.

On February 10, 2025, the Company authorized the issuance of 1 share of common stock, valued at $75,000, to a lender for a fee related to a financing agreement.

On February 27, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a second closing notice for the exchange of $55,000 of assigned note portion for 1 share of the Company’s common stock.

On March 4, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a third closing notice for the exchange of $52,712 of assigned note portion for 1 share of the Company’s common stock.

On March 5, 2025, the Company authorized the issuance of 1 share of common stock to an accredited investor upon the conversion of $64,950 due under a promissory note dated September 4, 2024. On March 5, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fourth closing notice for the exchange of $55,000 of assigned note portion for 1 share of the Company’s common stock.

On March 10, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fifth closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a sixth closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventh closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company an eighth closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On March 12, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a nineth closing notice for the exchange of $65,000 of assigned note portion for 1 share of the Company’s common stock.

On March 13, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a tenth closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On March 17, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company an eleventh closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On March 18, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twelfth closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On March 19, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a thirteenth closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock. On the same day, the Purchaser sent the Company a fourteenth closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On March 24, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a fifteenth closing notice for the exchange of $35,000 of assigned note portion for 1 share of the Company’s common stock. On the same day, the Purchaser sent the Company a sixteenth closing notice for the exchange of $35,000 of assigned note portion for 1 share of the Company’s common stock.

On March 26, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a seventeenth closing notice for the exchange of $35,000 of assigned note portion for 1 share of the Company’s common stock. On the same day, the Purchaser sent the Company an eighteenth closing notice for the exchange of $35,000 of assigned note portion for 1 share of the Company’s common stock. On the same day, the Purchaser sent the Company a nineteenth closing notice for the exchange of $35,000 of assigned note portion for 1 share of the Company’s common stock.

On March 28, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twentieth closing notice for the exchange of $35,000 of assigned note portion for 1 share of the Company’s common stock.

On March 31, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-first closing notice for the exchange of $25,000 of assigned note portion for 1 share of the Company’s common stock. On the same day, the Purchaser sent the Company a twenty-second closing notice for the exchange of $20,000 of assigned note portion for 1 share of the Company’s common stock.

On April 2, 2025, SCC requested the issuance of 1 share of common stock to SCC, representing a payment of approximately $28,050.

On April 2, 2025, SCC requested the issuance of 1 share of common stock to SCC, representing a payment of approximately $28,875.

On April 2, 2025, the Company entered into a second Settlement Agreement and Stipulation (the “Second Settlement Agreement”) with Silverback Capital Corporation (“SCC”) to settle outstanding claims owed to SCC. Pursuant to the Settlement Agreement, SCC has agreed to purchase certain outstanding payables between the Company and designated vendors of the Company totaling $4,690,773 (the “Payables”) and will exchange such Payables for a settlement amount payable in shares of common stock of the Company (the “Settlement Shares”). The Settlement Shares shall be priced at 75% of the average of the three lowest traded prices during the five trading day period prior to a share request, which is subject to a floor price of $2.92. The Company agreed to issue SCC 1 share of Common Stock as a settlement fee.

On April 3, 2025, SCC requested the issuance of 1 share of Common Stock to SCC, representing a payment of approximately $29,700.

On April 4, 2025, SCC requested the issuance of 1 share of Common Stock to SCC, representing a payment of approximately $26,364.

On April 4, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-third closing notice for the exchange of $72,500 of assigned note portion for 1 share of the Company’s common stock. The shares under this request were never issued and on April 9, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a revised twenty-third closing notice for the exchange of $99,000 of assigned note portion for 1 share of the Company’s common stock.

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

On April 7 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-third closing notice for the exchange of $60,000 of assigned note portion for 1 share of the Company’s common stock. The shares under this request were never issued and on April 9, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a revised twenty-fourth closing notice for the exchange of $50,000 of assigned note portion for 1 share of the Company’s common stock.

On April 8, 2025, Coventry Enterprises converted a portion of their debt into 1 share of common stock.

On April 9, 2025, Coventry Enterprises converted a portion of their debt into 1 share of common stock.

On April 9, 2025, Coventry Enterprises converted a portion of their debt into 1 share of common stock.

On April 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 1 share of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 1 share of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 1 share of common stock.

On April 10, 2025, Coventry Enterprises converted a portion of their debt into 1 share of common stock.

On April 10, 2025, the Company authorized the issuance of 1 share of common stock to an accredited investor upon the conversion of 10,010 shares of Series D Convertible Preferred Stock.

On April 10, 2025, the Purchaser, pursuant to the Purchase and Exchange Agreement dated November 11, 2024, as amended on February 19, 2025, sent the Company a twenty-fifth closing notice for the exchange of $66,023 of assigned note portion for 1 share of the Company’s common stock. On the same day, the Purchaser sent the Company a twenty-sixth closing notice for the exchange of $26,192 of assigned note portion for 1 share of the Company’s common stock. This last closing notice repaid all the note balances currently due.

On April 11, 2025, Coventry Enterprises converted a portion of their debt into 2 shares of common stock.

On April 13, 2025, the Company received a conversion notice from a current noteholder, whereby the noteholder converted all $107,500 of the amount owed under its OID Note dated January 10, 2025 into 14,333 shares of Series D Convertible Preferred Stock.

On April 14, 2025, the Company authorized the issuance of 2 shares of common stock, valued at $11.60 per share, to a financier pursuant to the terms of a settlement and conversion agreement.

On April 14, 2025, the Company authorized the issuance of 2 shares of common stock, valued at $11.60 per share, to a lender pursuant to the terms of a settlement and conversion agreement.

On April 14, 2025, Coventry Enterprises converted a portion of their debt into 2 shares of common stock.

On April 15, 2025, SCC requested the issuance of 1 share of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $105,651.

On April 16, 2025, SCC requested the issuance of 1 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $406,015.

On April 23, 2025, SCC requested the issuance of 2 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $277,400.

On April 24, 2025, SCC requested the issuance of 5 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $584,000.

On April 24, 2025, SCC requested the second issuance of 5 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a second payment of approximately $584,000.

On April 25, 2025, SCC requested the issuance of 5 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $642,400.

On April 28, 2025, SCC requested the issuance of 6 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $700,800.

On May 6, 2025, SCC requested the issuance of 6 shares of Common Stock to SCC pursuant to the Second Settlement Agreement, representing a payment of approximately $715,400.

On May 6, 2025, 1800 Diagonal Lending converted a portion of their debt into 1 share of common stock.

On May 30, 2025, a lender, pursuant to an OID Note dated November 11, 2024, converted $131,910 of the OID Note into 3 shares of the Company’s common stock. Further, on June 3, 2025, the lender converted the remaining $214,487 balance of the OID Note, including interest, into 5 shares of the Company’s common stock.

On June 30, 2025, a lender, pursuant to an OID Note dated December 13, 2024, converted $12,318 of interest owed on the OID Note into 1 share of the Company’s common stock. Further, on July 9, 2025, the lender converted the remaining $150,555 balance of the OID Note, including interest, into 4 shares of the Company’s common stock.

On July 12, 2025, a holder of 60,000 shares of Series D Preferred Stock converted such shares into 1 share of common stock at a conversion price per share of $1.50.

Effective August 1, 2025, the Company entered into a 5-month strategic advisory agreement, pursuant to which the Company issued the advisor 4,000 shares of Series D Convertible Preferred Stock valued at $30,000.

On August 1, 2025, the Company authorized the issuance of 4 shares of common stock to Corey Lambrecht, the Company’s President/COO and a director, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

On August 1, 2025, the Company authorized the issuance of 4 shares of common stock to Charles A. Ross, Jr., the Company’s CEO and chairman, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

On August 11, 2025, 20,000 shares of Series D preferred stock were converted into 1 share of common stock.

On August 13, 2025, 1800 Diagonal Lending converted a portion of their debt into 1 share of common stock.

On August 14, 2025, 1800 Diagonal Lending converted a portion of their debt into 1 share of common stock.

On August 15, 2025, the Company entered into an Exchange and Settlement Agreement with Agile Capital Funding, LLC, exchanging all amounts due under a loan agreement for 11 shares of common stock and a three-year pre-funded warrant to purchase 34,984 shares of common stock.

On August 18, 2025, 1800 Diagonal Lending converted a portion of their debt into 1 share of common stock.

On August 19, 2025, the Company issued 11 shares of common stock and a pre-funded warrant for the purchase of 30 shares of common stock to Schmitty’s.

On August 19, 2025, 1800 Diagonal Lending converted a portion of their debt into 1 share of common stock.

On August 21, 2025, 1800 Diagonal Lending converted a portion of their debt into 1 share of common stock.

On August 22, 2025, the Company issued 2,000 shares of Series E Preferred Stock in exchange for a portion of the purchased Damon Note.

On August 25, 2025, the Company issued 1 share of common stock and a pre-funded warrant for the purchase of 62,693 shares of common stock to the Seller as part of the acquisition of 218 3rd Avenue. This transaction was terminated in September 2025 and the shares of common stock are in process of being returned for cancellation and the pre-funded warrant was cancelled.

On August 26, 2025, the Company entered into a Securities Exchange Agreement with Agile Capital Funding, LLC, exchanging all amounts due under a loan agreement for 11 shares of common stock and a three-year pre-funded warrant to purchase 34,984 shares of common stock.

On September 5, 2025, 1800 Diagonal Lending converted a portion of their debt into 1 share of common stock.

On September 8, 2025, the Company received a subscription agreement for the purchase of 40,000 shares of Series D Convertible Preferred Stock at $7.50 per share for cash consideration of $300,000.

On September 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 3 shares of common stock.

On September 10, 2025, 1800 Diagonal Lending converted a portion of their debt into 2 shares of common stock.

On September 15, 2025, the Company issued 280,000 shares of Series D Convertible Preferred Stock for the purchase of 30% of the outstanding membership interests in 218 LLC.

On September 16, 2025, the Company issued 12,000 shares of Series D Convertible Preferred Stock to Carter, Terry & Company Inc. for partial payment of commissions owed on a recent financing.

On September 25, 2025, the Company authorized the issuance of 4 shares of common stock to Corey Lambrecht, the Company’s President/COO and a director, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

On September 25, 2025, the Company authorized the issuance of 4 shares of common stock to Charles A. Ross, Jr., the Company’s CEO and chairman, upon the conversion of 350 shares of Series A Convertible Preferred Stock.

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

On October 3, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 13 shares of common stock. On October 6, 2025, the same holder converted an additional 1,000 shares of Series D Convertible Preferred Stock into 3 shares of common stock.

On October 3, 2025, five holders of shares of Series D Convertible Preferred Stock converted such shares into 56 shares of common stock.

On October 3, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 1 share of common stock to twenty stockholders of record affected by the rounding.

On October 6, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 35 shares of common stock.

On October 6, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 1 share of common stock to CEDE & Co. for distribution to stockholders affected by the rounding.

On October 7, 2025, three holders of shares of Series D Convertible Preferred Stock converted such shares into 38 shares of common stock.

On October 8, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 40 shares of common stock.

On October 8, 2025, Schmitty’s exercised 33,821 pre-funded warrants for the issuance of 17 shares of common stock.

On October 9, 2025, 1800 Diagonal Lending converted a portion of their debt into 13 shares of common stock.

On October 10, 2025, a holder of 5,000 shares of Series D Convertible Preferred Stock converted such shares into 13 shares of common stock.

On October 10, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 70 shares of common stock.

On October 13, 2025, 1800 Diagonal Lending converted a portion of their debt into 14 shares of common stock.

On October 13, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 27 shares of common stock.

On October 14, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 65 shares of common stock.

On October 14, 2025, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 2,028 shares of common stock to CEDE & Co. for distribution to stockholders affected by the rounding.

On October 15, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 22 shares of common stock.

On October 16, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 4 shares of common stock.

On October 22, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 31 shares of common stock.

On October 24, 2025, a holder of shares of Series D Convertible Preferred Stock converted such shares into 13 shares of common stock.

On October 28, 2025, two holders of shares of Series D Convertible Preferred Stock converted such shares into 129 shares of common stock.

On November 4, 2025, a holder of 37,893 shares of Series D Convertible Preferred Stock converted such shares into 95 shares of common stock.

On November 6, 2025, SCC requested the issuance of 90 shares of Common Stock to SCC, representing a payment of approximately $180,754.

On November 12, 2025, SCC requested the issuance of 40 shares of Common Stock to SCC, representing a payment of approximately $80,299.

On December 2, 2025, a holder of 50,000 shares of Series D Convertible Preferred Stock converted such shares into 125 shares of common stock.

On December 2, 2025, Schmitty’s exercised 33,821 pre-funded warrants for the issuance of 17 shares of common stock.

On December 2, 2025, SCC requested the issuance of 62 shares of common stock to SCC, representing a payment of approximately $124,700.

On December 3, 2025, a holder of 9,000 shares of Series D Convertible Preferred Stock converted such shares into 23 shares of common stock.

On December 9, 2025, the Company issued 25,000 shares of Series D Convertible Preferred Stock to a strategic advisor for services to be rendered pursuant to a strategic advisory agreement for the period from December 9, 2025 through September 30, 2027.

On December 31, 2025, the Company issued 133,334 shares of Series D Convertible Preferred Stock, valued at $1,000,005, to RAEK Data pursuant to the option to exercise additional membership interests in RAEK.

On December 31, 2025, the Company issued 63,334 shares of Series D Convertible Preferred Stock to True Speed Enterprises, valued at $475,005, and 36,667 shares of Series D Convertible Preferred Stock to Eldora Speedway, Inc., valued at $275,003, pursuant to the Sponsorship Agreement for the period through December 31, 2026.

On December 31, 2025, the Company authorized the issuance of 62,211 shares of Series D Convertible Preferred Stock to Doug Grau, former president of the Company, for accrued debt (advances) in the amount of $466,581.

On December 31, 2025, the Company issued 73,439 shares of Series D Convertible Preferred Stock to Charles A. Ross, Jr., the Company’s chairman and CEO, for accrued bonuses and other owed amounts totaling $550,792. The Company reserved 367,195 shares of common stock under the Amended and Restated SIP for issuance to Mr. Ross upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 69,381 shares of Series D Convertible Preferred Stock to Corey Lambrecht, the Company’s COO, President and a director, for accrued bonuses, other owed amounts and accrued board member fees totaling $520,352. The Company reserved 346,905 shares of common stock under the Amended and Restated SIP for issuance to Mr. Lambrecht upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 23,923 shares of Series D Convertible Preferred Stock to Michael Dean Smith, an independent director of the Company, for accrued board member fees totaling $179,417. The Company reserved 119,615 shares of common stock under the Amended and Restated SIP for issuance to Mr. Smith upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 23,923 shares of Series D Convertible Preferred Stock to C. Stephen Cochennet, an independent director of the Company, for accrued board member fees totaling $179,417. The Company reserved 119,615 shares of common stock under the Amended and Restated SIP for issuance to Mr. Cochennet upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 20,439 shares of Series D Convertible Preferred Stock to Larry Sinks, an independent director of the Company, for accrued board member fees of $153,292. The Company reserved 102,195 shares of common stock under the Amended and Restated SIP for issuance to Mr. Sinks upon conversion of the shares of Series D Convertible Preferred Stock issued for accrued board member fees.

LTIP Shares

On April 9, 2025, the Company registered an aggregate of 25,383 shares of common stock pursuant to the 2021 Long-Term Incentive Plan and the 2025 Stock Incentive Plan. No shares have been issued under the 2025 Stock Incentive Plan through December 31, 2025.

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

On August 22, 2025 (as amended on March 29, 2026), the Company’s board of directors approved the designation of a new Series E Preferred Stock (the “Series E Designation”). The Series E Designation was filed by the Company with the Secretary of State of Nevada on August 22, 2025 and designated 10,000 shares of Series E Preferred Stock, $0.001 par value per share. Each share of Series E Preferred Stock shall have an initial stated value of $1,000.00. The Series E Preferred Stock has the following rights:

Ranking. Except to the extent that the holders of at least a majority of the outstanding Series E Preferred Stock (the “Required Holders”) expressly consent to the creation of Parity Stock (as defined below), all shares of capital stock of the Company shall be junior in rank to all Series E Preferred Stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company (such junior stock is referred to herein collectively as “Junior Stock”). The rights of all such shares of capital stock of the Company shall be qualified by the rights, powers, preferences and privileges of the Series E Preferred Stock. Without limiting any other provision of the Certificate of Designations, without the prior express consent of the Required Holders, voting separately as a single class, and with each share of Series E Preferred Stock having one vote on such matter, the Company shall not hereafter authorize or issue any additional or other shares of capital stock that is (i) of senior rank to the Series E Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company (collectively, the “Senior Preferred Stock”), or (ii) of pari passu rank to the Series E Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company (collectively, the “Parity Stock”). In the event of the merger or consolidation of the Company with or into another corporation wherein the Company is the surviving entity, the shares of Series E Preferred Stock shall maintain their relative rights, powers, designations, privileges and preferences provided for herein and no such merger or consolidation shall provide for a result inconsistent therewith, subject to the other terms and conditions herein.

Preferred Return. Each share of Series E Stock shall accrue a rate of return on the Stated Value at the rate of 10% per year, compounded daily to the extent not paid as set forth herein, and to be determined pro rata for any fractional year periods (the “Preferred Return”). The Preferred Return shall accrue on each share of Series E Stock from the date of its issuance, and shall be payable or otherwise settled as set forth herein. Accrued and unpaid Preferred Return shall be cumulative and shall remain payable in cash or additional shares of Series E Stock, in each case at the Corporation’s election. Failure to pay Preferred Return on any quarterly date shall not give any holder the right to require redemption, repurchase or other settlement of the Series E Stock. In the event that the Corporation elects to pay any Preferred Return via the issuance of shares of Series E Stock, no fractional shares of Series E Stock shall be issued, and the Corporation shall round the number of shares of Series E Stock to be issued to the nearest whole share.

Voluntary Liquidation, Dissolution or Winding Up. In the event of any voluntary liquidation, dissolution or winding up of the Corporation, each share of Series E Stock shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders, before any payment shall be made to the holders of Common Stock or any other class or series of capital stock junior to the Series E Stock with respect to liquidation, an amount per share equal to the Stated Value then in effect plus any accrued but unpaid Preferred Return (the “Series E Preferred Liquidation Amount”). If upon any such voluntary liquidation, dissolution or winding up of the Corporation the assets of the Corporation available for distribution to its shareholders shall be insufficient to pay in full the Series E Preferred Liquidation Amount, the Series E Holders shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them if all amounts payable thereon were paid in full. Following payment of the Series E Preferred Liquidation Amount, the Series E Stock shall not participate in any further distributions. For the avoidance of doubt, no merger, consolidation, recapitalization, Fundamental Transaction, sale or disposition of assets, change of control, reverse split, delisting, covenant breach, insolvency event or similar transaction or occurrence shall constitute a liquidation, dissolution or winding up of the Corporation or otherwise entitle any Series E Holder to require the redemption, repurchase or other settlement of any shares of Series E Stock.

No Conversions. The Series E Preferred Stock shall not be convertible into shares of common stock or into any other class or series of stock of the Company.

Company Optional Redemption. Subject to the terms and conditions herein, at any time the Corporation may elect, in the sole discretion of the Board, to redeem all or any portion of the Series E Stock then issued and outstanding from all of the Series E Holders (a “Corporation Optional Redemption”) by paying to the applicable Series E Holders an amount in cash equal to the Series E Preferred Liquidation Amount then applicable to such shares of Series E Stock being redeemed in the Corporation Optional Redemption (the “Redemption Price”). Redemption of the Series E Stock shall at all times remain solely at the election of the Corporation, and no Series E Holder shall have any right to require, accelerate or condition any redemption, repurchase or other settlement of the Series E Stock. The Corporation shall provide written notice of any Corporation Optional Redemption to the applicable Series E Holder(s) within five (5) Business Days following the determination of the Board to consummate the applicable Corporation Optional Redemption, and thereafter such Corporation Optional Redemption shall be completed within five days following the delivery of such notice, and at such time the Corporation shall deliver to the applicable Series E Holder(s) the Redemption Price in valid funds. Each applicable Series E Holder agrees to execute and deliver to the Corporation such instruments and documents, and to take such actions, as reasonably required to consummate the Corporation Optional Redemption. Failure of any Series E Holder to execute any instrument or deliver any certificate shall not delay or prevent a Corporation Optional Redemption.

Dividends and Distributions. The Series E Preferred Stock shall not participate in any dividends, distributions or payments to the holders of the common stock.

Vote/Amendment. Other than as set forth in Section 10(b), the Series E Stock shall not have any voting rights and shall not vote on any matter submitted to the holders of the Common Stock, or any class thereof, for a vote. The Corporation may not, and shall not, amend or repeal this Certificate of Designations without the prior written consent of Series E Holders holding a majority of the Series E Stock then issued and outstanding, in which vote each share of Series E Stock then issued and outstanding shall have one vote, voting separately as a single class, in person or by proxy, either in writing without a meeting or at an annual or a special meeting of such Series E Holders, and any such act or transaction entered into without such vote or consent shall be null and void ab initio, and of no force or effect.

Covenants. Until such time as no shares of Series E Stock remain outstanding, the Corporation will at all times comply with the following covenants:

(a) The Corporation will use its best efforts to timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the Exchange Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to the Corporation, as required in accordance with Rule 144 of the Securities Act, is publicly available, and will not terminate its status as an issuer required to file reports under the Exchange Act even if the Exchange Act or the rules and regulations thereunder would permit such termination.

(b) Reserved.

(c) After six (6) months from the Initial Issuance Date, the Corporation will not have the right to repay any outstanding indebtedness owed to any Series E Holder or its Affiliates.

(d) The Corporation will not increase the authorized shares of Common Stock or Preferred Stock without the prior written consent of the Required Holders, which consent may be granted or withheld in the Required Holders’ sole and absolute discretion.

(e) Reserved.

(f) The Corporation will not make any Restricted Issuance without the Required Holders’ prior written consent, which consent may be granted or withheld in the Required Holders’ sole and absolute discretion.

(g) The Corporation shall not enter into any agreement or otherwise agree to any covenant, condition, or obligation that locks up, restricts in any way or otherwise prohibits the Corporation (a) from entering into a variable rate transaction with any Series E Holder or any Affiliate of any Series E Holder, or (b) from issuing Common Stock, Preferred Stock, warrants, convertible notes, other debt securities, or any other of the Corporation’s securities to any Series E Holder or any Affiliate of any Series E Holder without the Required Holders’ prior written consent, which consent may be granted or withheld in the Required Holders’ sole and absolute discretion.

(h) The Corporation will not pledge or grant a security interest in any of its or its subsidiaries’ assets without the Required Holders’ prior written consent, which consent may be granted or withheld in the Required Holders’ sole and absolute discretion, other than those security interests in effect for the benefit of the Series E Holders.

(i) The Corporation will not dispose of any of its or its subsidiaries’ assets or operations that are material to the Corporation’s or its subsidiaries’ operations without the Required Holders’ prior written consent, which consent may be granted or withheld in the Required Holders’ sole and absolute discretion.

(j) Except in connection with satisfaction of a Nasdaq deficiency notice, the Corporation will not, and will not enter into any agreement or commitment to, undertake or complete any reverse split of the Common Stock or any class of Preferred Stock without the Required Holders’ prior written consent, which consent may be granted on withheld in the Required Holders’ sole and absolute discretion.

(k) The Corporation will not create, authorize, or issue any class of Preferred Stock (including additional issuances of Series E Stock, other than as set forth herein) without the Required Holders’ prior written consent, which consent may be granted or withheld in the Required Holders’ sole and absolute discretion.

(l) The Corporation will not consummate a Fundamental Transaction or enter into an agreement to consummate a Fundamental Transaction without the Required Holders’ prior written consent, which consent may be granted on withheld in the Required Holders’ sole and absolute discretion.

(m) For the avoidance of doubt, no breach of any covenant in this Section 11 shall constitute a redemption event or give any Series E Holder any right to require the Corporation to redeem, repurchase or otherwise settle any shares of Series E Stock in cash or other assets.

Remedies; No Holder Redemption.

(a) If the Corporation breaches any covenant, obligation or agreement in this Certificate of Designations, the Required Holders may deliver written notice specifying the breach and, if such breach is reasonably capable of cure, the Corporation shall have five (5) Business Days to cure.

(b) Upon the occurrence and during the continuance of an uncured breach, the Series E Holders may pursue only such remedies as are available at law or in equity to enforce the specific provision breached, including damages, specific performance and injunctive relief.

(c) Notwithstanding anything herein to the contrary, no breach, Event of Default, covenant default, bankruptcy event, change of control, Fundamental Transaction, delisting, reverse split, financing, asset sale or similar event shall give any Series E Holder any right to require the Corporation to redeem, repurchase, acquire or otherwise settle any share of Series E Stock in cash or other assets.

(d) Without limiting clause (c), no remedy available to the Series E Holders shall include the right to prohibit or condition any issuance of securities on the prior or simultaneous redemption of the Series E Stock.

(e) Redemption of the Series E Stock shall at all times remain solely at the option of the Corporation pursuant to Section 8.

Conversion of Revenue Interest Loan for Preferred Stock Series D and Potential Issuance of Common Stock Equivalents from the Conversion of Series D

On May 13, 2024, the Company and the holder of one of the Revenue Interest Loans entered into a settlement and conversion agreement (“Securities Exchange Agreement”), whereby the Company issued 133,334 shares of Series D convertible preferred stock as full satisfaction for the revenue participation interest agreement or loan. The Series D convertible preferred stock was purchased at $7.50 per share. Total loan balance and premium payment for inducement for this Revenue Interest Loan on the date of settlement and conversion was $1,000,005. The Series D convertible preferred stock is convertible at the option of the holder into common stock of the Company at a fixed price per share of $1.50 per share.

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

Refer to Note 10 for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the year ended December 31, 2025.

NOTE 14 – WARRANTS AND OPTIONS

On October 23, 2024, the Company issued 2,280 shares of common stock and 19,440 pre-funded warrants as settlement of a RIP originating during 2024. In connection with the settlement, the Company recognized a loss on debt extinguishment totaling approximately $722,000. Refer to Note 10 – Notes Payable – Working Capital , for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the year ended December 31, 2024. Subsequent to the settlement, the holder exercised 8,033 pre-funded warrants into common stock during the year ended December 31, 2024.

On September 2, 2025, the company issued 59,160 pre-funded common stock purchase warrants as part of a Minority Membership Interest Purchase Agreement. Subsequent to the issuance, the holder exercised 59,160 pre-funded warrants into common stock during the year ended December 31, 2025.

On September 10, 2025 the Company entered into an exchange agreement with Streeterville, whereby the Company issued a two-year warrant to purchase 225,000 shares of the Company’s Series D Convertible Preferred Stock at $7.50 per share. Refer to Note 10 for further information regarding the exchange agreement.

As of December 31, 2025, there were 1,125,076 warrants issued and outstanding to acquire additional shares of common stock. As of December 31, 2024, there were 2 warrants issued and outstanding to acquire additional shares of common stock.

The Company evaluates outstanding warrants as derivative liabilities and will recognize any changes in the fair value through earnings. The Company determined that the warrants have an immaterial fair value at December 31, 2025 and 2024. The warrants do not trade in a highly active securities market, and as such, the Company estimated the fair value of these common stock equivalents using Black-Scholes and the following assumptions:

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

	December 31, 2025	December 31, 2024

Stock Price	$71.50	$71.50
Exercise Price	$0.25	$0.25
Term (expected in years)	3.0	3.0
Volatility	78.51%	78.51%
Annual Rate of Dividends	0.0%	0.0%
Risk-Free Rate	4.03%	4.03%

Stock Purchase Warrants

The following table summarizes all warrant activity for the years ended December 31, 2025 and 2024.

	Shares	Weighted- Average Exercise Price Per Share	Remaining term	Intrinsic value

Outstanding and Exercisable at December 31, 2023	1	$172,500	3.75 years	-
Granted warrants	1	$118,000	3.75 years	-
Exercised	-	$-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2024	2	$118,000	2.75 years	-
Granted warrants	1,184,234	$10.34	175 years	-
Exercised	(59,160)	$-	-	-
Expired	-	-	-	-
Outstanding and Exercisable at December 31, 2025	1,125,076	$18.14	3.00 years	-

NOTE 15 – LEASES AND LEASED PREMISES

Rental Payments under Non-cancellable Operating Leases and Equipment Leases

The Company, through its purchase of Champion, acquired several long-term leases for two manufacturing facilities, three office spaces, five distribution centers, and five retail spaces. Four of its distribution centers also have retail operations for which it leases its facilities. Lease terms on the various spaces’ range from a month-to-month lease (30 days) to a long-term lease expiring in September of 2028. Of the acquired long-term leases the Company is no longer leasing four of the distribution centers and four of the retail spaces.

Rent expense for operating leases totaled approximately $180,000 and $469,000 for the years ended December 31, 2025 and 2024, respectively. These amounts are included in our consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	December 31, 2025	December 31, 2024
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$2,248,784	$2,909,213
Right-of-use lease liability, current	Other current liabilities	$797,447	$661,857
Right-of-use lease liability, long-term	Right-of-use operating lease liability	$1,475,523	$2,372,190

As of December 31, 2025, weighted-average remaining lease term and discount rate were as follows:

December 31, 2025
Weighted Average Remaining Lease Term:
Operating leases	2.90 years
Weighted Average Discount Rate:
Operating leases	12.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026	$1,016,618
2027	870,185
2028	520,241
2029	278,328
Total future minimum lease payments, undiscounted	2,685,372
Less: Imputed interest	(412,402)
Present value of future minimum lease payments	$2,272,970

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the years ended December 31, 2025 and 2024, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

Liberty Safe and Security Products, Inc.

On July 23, 2024, the Company received notice of a complaint filed in the U.S. District Court for the District of Utah by Liberty Safe and Security Products, Inc. (“Liberty”), in connection with the marketing and sale of the Company’s and its subsidiaries, Champion Safe Company, Inc., line of safe products. As of the date of this Report, the complaint has not been served on the Company or Champion Safe. In the complaint, Liberty alleges trademark infringement as a result of the purported use of the term “Freedom” in the sale of safes, federal false designation of origin and unfair competition, violation of Utah deceptive trade practices, Utah unfair competition, and damages to Liberty. Management believes that this lawsuit is without merit; however, has initiated settlement discussions with Liberty and anticipates an amicable settlement to be forthcoming. At this time, Management does not believe a settlement with Liberty will have a material effect on its business or financial condition.

Contractual Obligations

There were no off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the consolidated financial statements. As of December 31, 2025 and 2024 there were no outstanding letters of credit issued during the normal course of business.

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

On November 21, 2025, the Company received a compliance letter from the Nasdaq Hearings Panel (“Panel”) confirming the Company is in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”).

In its November 21, 2025 letter, the Panel advised that, based on the Nasdaq Listing Qualifications Staff’s compliance worksheet, American Rebel has satisfied the exception previously granted under the Equity Rule. Under Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory one-year Panel monitoring period beginning on the date of the letter.

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Rule”). As a result of non-compliance with the Rule, the Staff determined to delist the Company’s securities (common stock (“AREB”) and publicly traded warrants (“AREBW”)) from The Nasdaq Capital Market at the opening of business on February 13, 2026, unless the Company was to request an appeal of the determination by February 11, 2026.

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

NOTE 17 – SEGMENT REPORTING

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Year ended December 31,
	2025	2024
Total revenues	$9,522,109	$11,420,268
Less:
Cost of revenues (excluding amortization and depreciation)	9,719,861	11,539,905
Consulting/payroll and other costs	3,246,972	2,039,777
Share based compensation expense	531,251	656,250
Product development costs	78,640	385,800
Marketing and brand development costs	4,633,182	2,354,809
Administrative and other	6,074,630	6,663,842
Interest expense, net	2,525,752	3,968,121
Remeasurement and loss on debt extinguishment and settlement of liability	17,051,377	1,422,307
Other income	(14,267)	(6,179)
Segment net loss	(34,325,289)	(17,604,364)

Reconciliation of net loss:
Adjustments and reconciling items	-	-
Consolidated net loss	$(34,325,289)	$(17,604,364)

NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of December 31, 2025 through the date the financial statements were issued and determined that there were the following subsequent events.

On January 6, 2026, the Company issued Streeterville 99 shares of common stock pursuant to an exchange of a partitioned note in the amount of $100,000.

On January 8, 2026, SCC requested the issuance of 135 shares of Common Stock to SCC, representing a payment of approximately $137,500.

On January 8, 2026, Boot Capital LLC converted $33,063 of the principal amount owed under the July 7, 2025 promissory note into 33 shares of common stock.

On January 8, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the July 7, 2025 promissory note into 49 shares of common stock.

On January 9, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the July 7, 2025 promissory note into 49 shares of common stock.

On January 9, 2026, the Company authorized the issuance of 1 share of common stock to James T. Porter pursuant to the Rescission Agreement set forth in Item 5.03 below.

On January 12, 2026, 1800 Diagonal Lending LLC converted $55,000 of the principal amount owed under the July 7, 2025 promissory note into 56 shares of common stock.

On January 12, 2026, the Company issued Agile 30,240 shares of Series D Convertible Preferred Stock pursuant to the Securities Exchange Agreement set forth in Item 1.01 above.

On January 13, 2026, the Company issued Streeterville 141 shares of common stock pursuant to an exchange of a partitioned note in the amount of $125,000.

On January 13, 2026, Boot Capital LLC converted $33,063 of the principal amount owed under the July 7, 2025 promissory note into 35 shares of common stock.

On January 14, 2026, 1800 Diagonal Lending LLC converted $60,000 of the principal amount owed under the July 7, 2025 promissory note into 67 shares of common stock.

On January 15, 2026, 1800 Diagonal Lending LLC converted $38,250 of the principal amount owed under the July 7, 2025 promissory note into 50 shares of common stock.

On January 16, 2026, the Company issued Streeterville 176 shares of common stock in an exchange for a partitioned note in the principal amount of $115,000.

On January 16, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the July 7, 2025 promissory note into 66 shares of common stock. On the same day, 1800 Diagonal Lending LLC converted the remaining $59,581 of the amount owed under the July 7, 2025 promissory note into 79 shares of common stock.

On January 20, 2026, the Company entered into a second Amendment to Settlement Agreement and Stipulation (the “Amendment”) with SCC, which amended that certain Settlement Agreement and Stipulation dated as of October 28, 2025 (the “Settlement Agreement”). Pursuant to the Amendment, the Company and SCC agreed to lower the Floor Price for conversions to $0.31 per share.

On January 20, 2026, SCC requested the issuance of 191 shares of Common Stock to SCC, representing a payment of approximately $125,258.

On January 21, 2026, SCC requested the issuance of 225 shares of Common Stock to SCC, representing a payment of approximately $143,438.

On January 22, 2026, SCC requested the issuance of 235 shares of Common Stock to SCC, representing a payment of approximately $145,700.

On January 22, 2026, the Company issued Streeterville 3,504 shares of common stock pursuant to eighteen exchanges of partitioned notes in the amounts totaling $2,234,400.

On January 26, 2026, the Company issued Streeterville 17 shares of common stock pursuant to an exchange of a partitioned note in the amount of $7,618.

On January 30, 2026, five holders of OID promissory notes dated May 27, 2025, in the gross principal amount of $450,000, converted the notes into 60,000 shares of the Company’s Series D Convertible Preferred Stock.

On February 2, 2026, the Company effectuated a 1-for-20 reverse stock split of its outstanding shares of common stock.

On February 2, 2026, holders of 1,846 shares of Series D Convertible Preferred Stock converted such shares into 923,170 shares of common stock.

On February 2, 2026, Streeterville converted $60,000 of the Exchange Note dated September 10, 2025 (the “Note”) into 8,000 shares of the Company’s Series D Convertible Preferred Stock, which were immediately converted into 400 shares of the Company’s common stock.

On February 3, 2026, holders of 96,840 shares of Series D Convertible Preferred Stock converted such shares into 4,842 shares of common stock.

On February 3, 2026, Streeterville converted $389,888 of the Exchange Note dated September 10, 2025 (the “Note”) into 51,985 shares of the Company’s Series D Convertible Preferred Stock, which were immediately converted into 2,599 shares of the Company’s common stock.

On February 4, 2026, SCC, pursuant to the Settlement Agreement and Stipulation dated as of October 28, 2025, as amended, requested the issuance of 1,270 shares of Common Stock to SCC, representing a payment of approximately $126,359.

On February 5, 2026, holders of 54,000 shares of Series D Convertible Preferred Stock converted such shares into 2,700 shares of common stock.

On February 5, 2026, SCC, pursuant to the Settlement Agreement and Stipulation dated as of October 28, 2025, as amended, requested the issuance of 2,730 shares of common stock to SCC, representing a payment of approximately $229,814.

On February 6, 2026, holders of 42,934 shares of Series D Convertible Preferred Stock converted such shares into 2,147 shares of common stock.

On February 6, 2026, SCC requested the issuance of 1,500 shares of common stock to SCC, representing a payment of approximately $111,567.

On February 9, 2026, a holder of 35,000 shares of Series D Convertible Preferred Stock converted such shares into 1,750 shares of common stock.

On February 9, 2026, SCC requested the issuance of 1,495 shares of common stock to SCC, representing a payment of approximately $111,195.

On February 10, 2026, holders of 80,000 shares of Series D Convertible Preferred Stock converted such shares into 4,000 shares of common stock.

On February 2, 2026, the Company effectuated a 1-for-20 reverse stock split. On February 11, 2026, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 58,685 shares of common stock to CEDE & Co. for distribution to stockholders effected by the rounding.

On February 13, 2026, the Company issued Streeterville 13,855 shares of common stock pursuant to three exchanges of partitioned notes totaling $304,000.

On February 13, 2026, holders of 260,001 shares of Series D Convertible Preferred Stock converted such shares into 13,000 shares of common stock.

On February 18, 2026, the Company issued Streeterville 6,500 shares of common stock pursuant to two exchanges of partitioned notes totaling $130,000.

On February 25, 2026, the Company issued Streeterville 24,500 shares of common stock pursuant to five exchanges of 490 shares of Series E Preferred Stock.

On March 4, 2026, 1800 Diagonal Lending LLC converted $152,950 of the principal amount owed under the August 25, 2025, promissory note into 17,905 shares of common stock.

On March 12, 2026, the Company sold 70,000 shares of Series D Convertible Preferred Stock at $7.50 per share to an accredited investor for cash consideration of $525,000.

On March 19, 2026, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and 218 LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($250,013) of a promissory note dated September 15, 2025 in the original principal amount of $11,700,000 (the “Note”).

On March 28, 2026, the Board of Directors adopted and approved an Amended and Restated Certificate of Designations of Preferences and Rights of Series E Preferred Stock. Refer to Note 13 for further information regarding the amended Series E Preferred Stock.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of December 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Agile Exchange and Settlement Agreement

On March 24, 2026, (the “Closing Date”), the Company entered into an Exchange and Settlement Agreement (the “Securities Exchange Agreement”) with Agile Capital Funding, LLC (“Agile”).

The Company previously entered into that certain Business Loan and Security Agreement (the “Loan Agreement”), pursuant to which Agile extended a term loan to the Company in an original principal amount of $787,500 dated December 4, 2025.

Pursuant to the Securities Exchange Agreement, AREB and Agile exchanged $525,000 of the loan balance due pursuant to the Loan Agreement for 98,000 shares of the Company’s Series D Convertible Preferred Stock (the “Conversion Shares”), valued at $7.50 per share.

Upon consummation of the exchange, the Loan Agreement, the portion of the loan balance totaling $525,000 and a fee of $210,000 set forth in the Securities Exchange Agreement are fully satisfied.

The Securities Exchange Agreement included representations, warranties and covenants by the Company and Agile that are customary for a transaction of this type. The Company is required to file a registration statement on Form S-1 to register the Conversion Shares within three (3) business days of executing the Securities Exchange Agreement or the filing of the Company’s FY2025 annual report for the period ended December 31, 2025, whichever is the later. If the Company fails to file the registration statement within such timeframe, the total number of shares of Series D Convertible Preferred Stock issuable under the Securities Exchange Agreement shall automatically increase by ten percent.

The foregoing description of the Securities Exchange Agreement is not a complete description of all of the parties’ rights and obligations under the Securities Exchange Agreement, and is qualified in its entirety by reference to the Securities Exchange Agreement, a copy of which is filed as Exhibit 10.86 to this Annual Report on Form 10-K.

218 LLC Purchase and Exchange Agreement

On March 19, 2026, the Company entered into a Purchase and Exchange Agreement among an investor (the “Purchaser”) and 218 LLC (the “Seller”), pursuant to which the Purchaser agreed to purchase from the Seller a portion ($250,012.50) of a promissory note dated September 15, 2025 in the original principal amount of $11,700,000 (the “Note”).

Contemporaneously with assignment of the assigned note portion to the Purchaser, the Company exchanged the $250,012.50 of assigned note portion for 33,335 shares of the Company’s common stock as a 3(a)(9) exchange.

At any time during the ninety days after the initial closing, the Purchaser may purchase additional portions of the Note up to an additional $250,000.00, at one or more closing, by sending an additional closing notice in the amount set forth in the additional note notice and the Company will exchange such additional portions for shares of its common stock as a 3(a)(9) exchange. The Additional Shares will be calculated by dividing the relevant Additional Portion by $7.50 per share.

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

The foregoing descriptions of the Purchase and Exchange Agreement and of all of the parties’ rights and obligations under the Purchase and Exchange Agreement are qualified in its entirety by reference to the Purchase and Exchange Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2026, and of which is incorporated herein by reference.

Amended and Restated Certificate of Designation for Series E Preferred Stock

On March 28, 2026, the Board of Directors of American Rebel Holdings, Inc. (the “Company”) approved, and the holders of all of the outstanding shares of the Company’s Series E Preferred Stock (the “Series E”) consented to, an Amended and Restated Certificate of Designations of Preferences and Rights of Series E Preferred Stock (the “Revised Certificate of Designations”). The Revised Certificate of Designations was filed with the Secretary of State of the State of Nevada on March 29, 2026.

Key Modifications

The Revised Certificate of Designations includes, among other things, the following material changes:

●	Elimination of Holder-Mandated Redemption Rights. All provisions permitting holders of the Series E to require the Company to redeem any shares of Series E were removed. Under the Revised Certificate of Designations, redemption of the Series E is solely at the Company’s option.

●	Removal of Redemption Triggers Outside the Company’s Control. Events of Default that previously could have triggered a holder-mandated redemption—such as involuntary bankruptcy, third-party actions, or other events not within the Company’s control—were eliminated.

●	Removal of Economic Penalties. Automatic increases to the stated value or dividend rate upon an Event of Default were removed, and no economic terms remain that could create a redemption obligation or economic compulsion.

●	Clarified Events of Default. Events of Default are now limited to material breaches of the Revised Certificate of Designations that are within the Company’s reasonable control, or failure to pay declared dividends, and do not create any redemption rights for holders.

●	Removal of Restrictions on Capital Raising. Provisions permitting holders to seek injunctive relief to restrict the Company’s issuance of securities were removed.

Effect on Security Holders

As a result of these amendments:

●	The Series E no longer contains any provisions that could require the Company to redeem the Series E upon events outside the Company’s control.

●	Holders of the Series E no longer possess any redemption rights.

●	The Company retains full discretion over whether and when to redeem any shares of Series E.

The Revised Certificate of Designations does not modify the Series E liquidation preference, dividend rate, ranking, or other economic terms except as described above.

The foregoing summary of the Revised Certificate of Designations does not purport to be complete and is qualified in its entirety by reference to the full text of the Revised Certificate of Designations, which is filed as Exhibit 4.20 to this Annual Report on Form 10-K and incorporated herein by reference.

Tony Stewart Racing Nitro Race Sponsorship Agreement

On March 30, 2026, we entered into an agreement to purchase two additional primary sponsorships for the 2026 NHRA Tony Stewart Racing Nitro team racing season. The price for the sale/transfer was $400,000 and was paid through the issuance of 53,334 shares of our Series D Convertible Preferred Stock. A copy of the purchase agreement is attached hereto as Exhibit 10.87.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officers and directors of American Rebel Holdings, Inc. as of December 31, 2025.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Executive Officers

Charles A. Ross, Jr.	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	59	June 9, 2016

Darin Fielding	Interim Principal Accounting Officer	53	July 1, 2025

Corey Lambrecht	President, Chief Operating Officer and Director	56	February 12, 2020

Non-Employee Directors

Michael Dean Smith	Director	56	February 8, 2022

C. Stephen Cochennet	Director	68	May 9, 2023

Larry Sinks	Director	63	November 20, 2023

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

Darin Fielding, Interim Principal Accounting Officer

Mr. Fielding was appointed Interim Principal Accounting Officer in July 2025. He also holds the position of CFO at Champion Safe, one of its wholly owned subsidiaries, which he joined in 2022. Mr. Fielding is a licensed CPA accountant with nearly 25 years of progressive financial and accounting experience. He has experienced repeated success through multiple mergers and acquisitions, extensive company growth, planning and forecasting, solving complex problems, process and procedure redevelopment, and ERP implementations. At the beginning of his accounting career in 2001, Mr. Fielding worked for the CPA firm, CBIZ and Mayer Hoffman McCann P.C., one of the top 10 accounting firms in the nation, where he managed audits of SEC, large privately held, and not-for-profit organizations. After leaving the public sector in 2007, he then spent the next 14 years serving in various positions at Veracity Networks (now First Digital), including Controller, VP of Finance, and CFO. In these roles, he participated in the financial clean-up of numerous entities acquired by Veracity and bringing these entities into financial compliance. He also facilitated financing for large-scale organic growth, as well as performed due diligence for multiple mergers and acquisitions, resulting in the revenue growth of $700K/year to $90M/year. Then, in 2022, Mr. Fielding joined Champion Safe, where he transitioned the company into a manufacturing accounting system and negotiated necessary financing for operating capital. He also performed all the necessary due diligence, which facilitated the sale of Champion Safe to American Rebel Holdings, Inc. in 2023. Mr. Fielding received both a Master’s and Bachelor’s degrees in Accounting from Brigham Young University and obtained his CPA license from the state of Utah in 2002.

Corey Lambrecht, Chief Operating Officer and Director

Mr. Lambrecht has served as a director since February 2020 and was appointed as our Chief Operating Officer in November 2023. He currently serves as our President, Chief Operating Officer and a director. Mr. Lambrecht is a public company executive with more than 25 years of experience in strategic acquisitions, corporate turnarounds, capital raising, new business development, pioneering consumer products, corporate licensing, interactive technology services, day-to-day business operations, board communication and investor relations. He is a Certified Director from the UCLA Anderson Graduate School of Management accredited Directors program. Since May 2025, he has also served as a Strategic Advisor to First American Nuclear Co. Earlier in his career, Mr. Lambrecht was instrumental in arranging the financing for the 2001 acquisition of Smith & Wesson by Saf-T-Hammer Corp. and later served as Executive Vice President of Smith & Wesson, President of Licensing and President of Advanced Technologies. He was also a pre-IPO founder of Premium Cigars International and a pre-IPO investor in LifeLock. He also serves as President, Chief Financial Officer and a director of SinglePoint Inc. From 2007 through 2023, he served as an independent director of Orbital Infrastructure Group, Inc., a former Nasdaq-listed company. He served on the board of HippoFi, Inc. from July 2016 through December 2019, previously served as a board member of Lifestyle Wireless, Inc., which merged with SinglePoint in 2012, served on the board of Guardian 8 Holdings from December 2011 through early 2016, and served as President and Chief Operating Officer of Earth911 Inc., a subsidiary of Infinity Resources Holdings Company, from 2010 through 2013. As part of his board service, Mr. Lambrecht has served as Audit Committee Chairman, Compensation Committee Chairman and has led several M&A committees.

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

CORPORATE GOVERNANCE

Concurrent with our February 2022 public offering and uplisting to Nasdaq Capital Markets, we made significant corporate governance changes, which are set forth below. All three independent directors (Larry Sinks, Michael Dean Smith and C. Stephen Cochennet) have maintained their respective roles as members of the board of directors for the year ended December 31, 2025 and through the date of this Annual Report.

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

Board Diversity Matrix (As of December 31, 2025)

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

Director Nominations

As of December 31, 2025, we did not make any material changes to the procedures by which our stockholders may recommend nominees to our Board.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board of directors or the compensation committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

During 2025 and 2024, the compensation committee of the board of directors was solely responsible for establishing and administering our executive and director compensation plans.

Executive Compensation

The following table sets forth the compensation we paid to our current executive officer(s) during the fiscal years ended December 31, 2025 and 2024, respectively:

SUMMARY COMPENSATION TABLE
Name and		Salary		Bonus	Stock Awards	All Other Compensation	Total
principal position	Year	($)		($)	($)	($)	($)
(a)	(b)	(c)		(d)	(e)	(i)	(j)
Charles A. Ross, Jr. (1)	2025	351,329	(2)	263,496	-	-	614,825
Chief Executive Officer	2024	341,760	(3)	256,320	-	-	598,080

Doug E. Grau(4)	2025	130,000		-	-	-	130,000
Former President	2024	277,680	(5)	-	-	-	277,680

Darin Fielding(6)	2025	232,110		50,000	-	-	282,110
Interim Principal Accounting Officer	2024	181,730		-	-	-	181,730

Corey Lambrecht(7)	2025	285,680	(8)	214,091	-	-	499,771
President and COO	2024	277,680	(9)	208,260	-	-	485,940

(1)	On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Ross, with a base annual salary of $180,000. In 2023 the employment agreement was amended to extend the termination date to December 31, 2026 and increase Mr. Ross’ salary to $360,815 per year and allows for annual increases not to be less than the year-over-year increase in the U.S. Consumer Price Index, which is reflected above.

(2)	Includes $16,000 of accrued salary as of December 31, 2025.
(3)	Includes $111,788 of accrued salary as of December 31, 2024.
(4)	On January 1, 2021, the Company entered into a five-year employment agreement with Mr. Grau, with a base annual salary of $120,000. In 2023 the employment agreement was amended to extend the termination date to December 31, 2026 and increase Mr. Grau’s salary to $265,000 per year and allows for annual increases not to be less than the year-over-year increase in the U.S. Consumer Price Index, which is reflected above. The employment agreement was terminated on July 1, 2025.
(5)	Includes $248,224 of accrued salary as of December 31, 2024.
(6)	On July 1, 2025, the Company appointed Darin Fielding, chief financial officer of the Company’s Champion Safe subsidiary, as Principal Accounting Officer, with a base annual salary of $236,750.
(7)	On November 20, 2023, the Company entered into a three-year employment agreement with Mr. Lambrecht, with an annual base salary of $260,000, and allows for annual increases not to be less than the year-over-year increase in the U.S. Consumer Price Index, which is reflected above. Prior to becoming an executive officer, Mr. Lambrecht served as the Company’s lead independent director and was compensated as set forth below under Director Compensation.
(8)	Includes $15,000 of accrued salary as of December 31, 2025.
(9)	Includes $220,198 of accrued salary as of December 31, 2024.

Employment Agreements

Effective January 1, 2021, the Company entered into employment agreements with Charles A. Ross, Jr., its Chief Executive Officer, and Doug E. Grau, its former President. These agreements were amended in April of 2021 and November of 2023. On November 20, 2023, the Company entered into an employment agreement with Corey Lambrecht, its Chief Operating Officer.

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

Mr. Ross’ employment agreement provides for an initial annual base salary of $180,000, which may be adjusted by the Board of the Company. As of the date of this Annual Report Mr. Ross’ annual base salary is $360,815.

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

On July 1, 2025, Doug Grau stepped down from his roles as President and Interim Principal Accounting Officer of the Company. His resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. Mr. Grau will continue to work with the Company, as President of a new to be formed wholly-owned subsidiary, American Rebel Productions, LLC.

Corey Lambrecht Employment Agreement

In general, Mr. Lambrecht’s employment agreement contains provisions concerning terms of employment, voluntary and involuntary termination, indemnification, severance payments, and other termination benefits, in addition to a non-compete clause and certain other perquisites.

The original term of Mr. Lambrecht’s employment agreement runs from November 20, 2023 until December 31, 2026. Mr. Lambrecht’s employment agreement provides for an initial annual base salary of $260,000, which may be adjusted by the board of directors of the Company. In addition, Mr. Lambrecht is eligible to receive annual short term incentive bonuses as determined by a review at the discretion of our board of directors. As of the date of this Annual Report Mr. Lambrecht’s annual base salary is $352,000.

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

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the years ended December 31, 2025 and 2024.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2025.

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. On January 1, 2021 we entered into an employment agreement with Charles A. Ross, Jr. On November 20, 2023 we entered into an employment agreement with Corey Lambrecht. These agreements provide for certain payments to be made in the event of a termination of their employment agreements by reason of change in control (as defined in the employment agreements). Each of them would receive: (i) a lump sum payment equal to all earned but unpaid base salary through the date of termination of employment; (ii) a lump sum payment equal to twelve (12) months’ salary plus 100% of his prior year’s bonus; and (iii) and immediate vesting of all equity awards (including but not limited to stock options and restricted shares).

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement.

Compensation of Directors

In December of 2025, our Board adopted compensation specific to and for non-employee directors. Non-employee directors are entitled to receive compensation of $69,000 per year for their service. In 2025 such compensation was paid in restricted shares of the Company’s Series D Convertible Preferred Stock at a price of $7.50 per share. Board members are also paid nominal cash fees and reimbursement of costs for director and committee meetings.

See Transactions with Related Parties for the complete detail of the independent director’s compensation and issuance of shares.

The following table sets forth summary compensation information for the year ended December 31, 2025 for each of our non-employee directors.

Name	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
Michael Dean Smith	$-	$-	$-	$69,000	(1) (2)	$69,000

C. Stephen Cochennet	$-	$-	$-	$69,000	(1) (3)	$69,000

Larry Sinks	$36,000	$-	$-	$69,000	(1) (4)	$105,000

(1)	For the year ended December 31, 2025, our non-employee directors were eligible for the payment of $69,000 per year as a non-employee director fee for their services. Such fee was paid through the issuance of shares of Series D Convertible Preferred Stock at a value of $7.50 per share.
(2)	As of December 31, 2025, Mr. Smith had $0 in accrued board fees and $0 in meeting and other fees.
(3)	As of December 31, 2025, Mr. Cochennet had $0 in accrued board fees and $0 in meeting and other fees.
(4)	As of December 31, 2025, Mr. Sinks had $0 in accrued board fees and $36,000 in consulting fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 27, 2026 or exercisable within the next 60 days thereafter, by: (i) our directors; (ii) our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership	Percentage of Common Stock Outstanding(2)
Officers and Directors
Charles A. Ross, Jr., Chief Executive Officer, Chairman, principal executive officer, secretary, treasurer(3)	14,973,200	98.48%

Doug E. Grau, Former President(4)	10,311,059	97.81%

Corey Lambrecht, Chief Operating Officer and director(5)	12,471,909	98.18%

Michael Dean Smith, director(6)	119,617	34.10%

C. Stephen Cochennet, director(7)	119,617	34.10%

Larry Sinks, director(8)	102,195	30.66%

Directors and executive officers as a group (6 Persons)	38,097,597	99.40%

* Less than 0.01%

(1)	Unless otherwise noted above, the address of the persons and entities listed in the table is c/o American Rebel Holdings, Inc., 218 3rd Avenue North, #400, Nashville, Tennessee 37201.

(2)	Percentage is based upon 231,116 shares of Common Stock authorized and outstanding and adjusted as needed for derivative securities held by such stockholders. Figures are rounded to the nearest hundredth of a percent.

(3)	Includes (i) 29,212 shares of Series A Preferred Stock, which is currently convertible into 14,606,000 shares of Common Stock at the option of the holder, and (ii) 73,439 shares of Series D Convertible Preferred Stock, which is currently convertible into 367,195 shares of Common Stock at the option of the holder. Does not include an additional 20,000 shares of Series A Preferred stock, which are convertible, equally every year starting on January 1, 2027 and for one additional year, into shares of Common Stock at a rate of 500 to 1. Further, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote.

(4)	Includes (i) 20,000 shares of Series A Preferred Stock, which is currently convertible into 10,000,000 shares of Common Stock at the option of the holder, and (ii) 62,211 shares of Series D Convertible Preferred Stock, which is currently convertible into 311,055 shares of Common Stock at the option of the holder. Due to Mr. Grau’s resignation, does not include an additional 30,000 shares of Series A Preferred stock that were subject to vesting, which were convertible into shares of Common Stock at a rate of 500 to 1. Further, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote.

(5)	Includes (i) 24,250 shares of Series A Preferred Stock, which is currently convertible into 12,125,000 shares of Common Stock at the option of the holder, and (ii) 69,381 shares of Series D Convertible Preferred Stock, which is currently convertible into 346,905 shares of Common Stock at the option of the holder. Each share of Series A Preferred Stock is convertible into shares of Common Stock at a rate of 500 to 1. Further, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote.

(6)	Includes 23,923 shares of Series D Convertible Preferred Stock, which is currently convertible into 119,615 shares of Common Stock at the option of the holder.

(7)	Includes 23,923 shares of Series D Convertible Preferred Stock, which is currently convertible into 119,615 shares of Common Stock at the option of the holder.

(8)	Includes 20,439 shares of Series D Convertible Preferred Stock, which is currently convertible into 102,195 shares of Common Stock at the option of the holder.

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

Super Majority Voting Powers Attributable to Preferred Stock

As of March 27, 2026, the Company had 231,116 shares of common stock issued and outstanding and entitled to vote, which for voting purposes are entitled to one vote per share. If a vote was taken today, the following stockholders (which consist of Messrs. Ross, Lambrecht and Grau) owning a total of 509 shares of common stock and 123,412 shares of Series A Preferred, whereby each share of Series A Preferred is entitled to cast one thousand (1,000) votes for each share held on all matters presented to the stockholders of the Company for a stockholder vote, thereby allowing such common stock and Series A Preferred to cast votes totaling 123,412,509 shares of common stock, delivering an executed written consent authorizing the actions being set forth to the vote. The stockholders’ names, affiliation with the Company and holdings are as follows:

Name	Affiliation	Number of Voting Shares		% of Total Voting Shares(4)
Charles A. Ross, Jr.	Director, Chief Executive Officer, Treasurer	49,212,005	(1)	39.80%
Doug Grau	Former President	50,000,004	(2)	40.44%
Corey Lambrecht	Director, Chief Operating Officer, President	24,200,004	(3)	19.57%
Total		123,412,013		99.81%

(1)	Includes 49,212 shares of Series A Preferred with an equivalent of 49,912,000 shares of common stock voting power and 207 shares of common stock beneficially owned by Mr. Ross.
(2)	Includes 50,000 shares of Series A Preferred with an equivalent of 50,000,000 shares of common stock voting power and 200 shares of common stock beneficially owned by Mr. Grau.
(3)	Includes 24,200 shares of Series A Preferred with an equivalent of 24,200,000 shares of common stock voting power and 102 shares of common stock beneficially owned by Mr. Lambrecht.
(4)	Percentage is based upon 231,116 shares of common stock authorized and outstanding and adjusted by the 123,412,000 votes attributable to the Series A Preferred, for a total of 123,643,116 total voting shares. Figures are rounded to the nearest hundredth of a percent.

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

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2025 in which:

●	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years ($209,822); and
●	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Related Parties

The following includes a summary of transactions since January 1, 2025 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We describe below certain other transactions with our directors, executive officers and stockholders.

The Company leases multiple facilities from Utah–Tennessee Holding Company, LLC and Champion Holdings, LLC, two companies owned by former Champion Entities founder and Chief Executive Officer Mr. Crosby. The Company believes these facilities are adequate for its needs at this time and are priced at or below market rate.

As of the January 1, 2025, Messrs. Ross, Lambrecht and Grau each vested conversion rights in 10,000 additional shares of Series A Preferred Stock, which are currently convertible into 5,000,000 shares of common stock at the option of the respective holder. This does not include for each, Messrs. Ross and Lambrecht, an additional 26,250 shares (20,000 shares for Mr. Ross and 6,250 shares for Mr. Lambrecht) of Series A Preferred stock, which are convertible, equally each year starting on January 1, 2026 and for an additional two years for Mr. Ross, into shares of common stock at a rate of 500 to 1. Furthermore, each share of Series A Preferred Stock is entitled to cast one thousand (1,000) votes for each share held of the Series A Preferred stock on all matters presented to the stockholders of the Company for a vote until such shares are converted into common stock of the Company. Upon conversion into common stock of the Company by the holder the Company will be required to record equity compensation to holder under ASC 718 as to the fair value of the shares received at that time under the conversion. The Company for purposes of its financial statements is required to disclose the fair value of the shares that were beneficially owned at the end of each reporting period based on its intrinsic value. That value will change from reporting period to reporting period based on the publicly traded value of the Company’s common stock on such date.

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note were utilized solely by the Company’s wholly owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of December 31, 2025 and 2024, the Director’s Note had not been repaid and remained outstanding, of which $400,000 is presented in the accompanying consolidated balance sheet within Loan – Director – related party, and the remaining $120,000 within accrued interest in the accompanying consolidated balance sheet.

On December 31, 2025, the Company authorized the issuance of 62,211 shares of Series D Convertible Preferred Stock to Doug Grau, former president of the Company, for accrued debt (advances) in the amount of $466,581.

On December 31, 2025, the Company issued 73,439 shares of Series D Convertible Preferred Stock to Charles A. Ross, Jr., the Company’s chairman and CEO, for accrued bonuses and other owed amounts totaling $550,792. The Company reserved 367,195 shares of common stock under the Amended and Restated SIP for issuance to Mr. Ross upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 69,381 shares of Series D Convertible Preferred Stock to Corey Lambrecht, the Company’s COO, President and a director, for accrued bonuses, other owed amounts and accrued board member fees totaling $520,351. The Company reserved 346,905 shares of common stock under the Amended and Restated SIP for issuance to Mr. Lambrecht upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 23,923 shares of Series D Convertible Preferred Stock to Michael Dean Smith, an independent director of the Company, for accrued board member fees totaling $179,417. The Company reserved 119,615 shares of common stock under the Amended and Restated SIP for issuance to Mr. Smith upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 23,923 shares of Series D Convertible Preferred Stock to C. Stephen Cochennet, an independent director of the Company, for accrued board member fees totaling $179,417. The Company reserved 119,615 shares of common stock under the Amended and Restated SIP for issuance to Mr. Cochennet upon conversion of the shares of Series D Convertible Preferred Stock.

On December 31, 2025, the Company issued 20,439 shares of Series D Convertible Preferred Stock to Larry Sinks, an independent director of the Company, for accrued board member fees of $153,292. The Company reserved 102,195 shares of common stock under the Amended and Restated SIP for issuance to Mr. Sinks upon conversion of the shares of Series D Convertible Preferred Stock issued for accrued board member fees.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by GBQ for the audit of the Company’s annual financial statements for the years ended December 31, 2025 and December 31, 2024. All services reflected in the following fee table for 2025 and 2024 were pre-approved, respectively, in accordance with the policy of the Board.

	December 31, 2025	December 31, 2024
Audit fees (1)	$280,000	$215,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$280,000	$215,000

Notes:

(1)	Audit fees consist of audit and review services filed with the SEC for the years ended December 31, 2025 and 2024.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Financial Statement Schedules

None.

(c)	Exhibits Index

2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 9, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-9 Reverse Stock Split (Incorporation by reference to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
3.6	ARH Sub Operating Guidelines (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 3, 2025)
3.7	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on October 3, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 23, 2025)
3.8	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on February 2, 2026 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 22, 2026)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4#	Description of Securities
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4. 2 to Form 8-K, filed February 10, 2022)
4.6	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.7	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.8	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K ,filed on November 6, 2023)
4.9	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.10	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
4.11	Form of Prefunded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 10, 2025)
4.12	Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 10, 2025)
4.13	Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 10, 2025)
4.14	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 10, 2025)
4.15	Streeterville Capital OID Note dated June 26, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 3, 2025)
4.16	Certificate of Designation of Series E Preferred Stock dated August 22, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed August 26, 2025)
4.17	Streeterville Capital Exchange Note dated September 10, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 12, 2025)
4.18	Streeterville Capital Warrant dated September 10, 2025 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed September 12, 2025)
4.19	Amended Certificate of Designation of Series D Convertible Preferred Stock dated September 24, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 25, 2025)
4.20#	Amended and Restated Certificate of Designation of Series E Preferred Stock dated March 29, 2026
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)

10.7	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.8†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.9†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.10†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.11	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.12	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 15, 2025)
10.13	Agile Lending Subordinated Business Loan and Security Agreement (Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 9, 2025)
10.14	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.15	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.16	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.17	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.18	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.19	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.20	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)
10.21	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.22	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.23	Shelor Motor Mile Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 26, 2027 (Incorporated by reference to Exhibit 10.66 to Form 10-K filed on April 9, 2025)
10.24	2025 Stock Incentive Plan dated April 2, 2025 (Incorporated by reference to Exhibit 10.67 to Form 10-K filed on April 9, 2025)
10.25	Silverback Capital Second Settlement Agreement and Stipulation dated April 2, 2025 (Incorporated by reference to Exhibit 10.68 to Form 10-K filed on April 9, 2025)
10.26	OID Note Conversion Agreement dated April 4, 2025 (Incorporated by reference to Exhibit 10.69 to Form 10-K filed on April 9, 2025)
10.27	1800 Diagonal Note dated April 7, 2025 (Incorporated by reference to Exhibit 10.70 to Form 10-K filed on April 9, 2025)
10.28	1800 Diagonal Securities Purchase Agreement dated April 7, 2025 (Incorporated by reference to Exhibit 10.71 to Form 10-K filed on April 9, 2025)
10.29	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2025)
10.30	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 10, 2025)
10.31	1800 Diagonal Note dated April 10, 2025 Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2025)
10.32	1800 Diagonal Securities Purchase Agreement dated April 10, 2025 Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 14, 2025)
10.33	Form of OID Note dated May 27, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 30, 2025)
10.34	Bank of America Forbearance Agreement dated May 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2025)
10.35	Streeterville Capital Note Purchase Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2025)

10.36	Streeterville Capital DACA dated June 26, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 3, 2025)
10.37	Streeterville Capital Guaranty dated June 26, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 3, 2025)
10.38	Streeterville Capital Pledge Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 3, 2025)
10.39	1800 Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 14, 2025)
10.40	1800 Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 14, 2025)
10.41	Boot Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 14, 2025)
10.42	Boot Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 14, 2025)
10.43	OID Note dated July 31, 2025 (Incorporated by reference to Exhibit 10.80 to Form 10-Q filed August 13, 2025)
10.44	Agile Capital Funding Securities Exchange Agreement dated August 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 21, 2025)
10.45	Note Purchase Agreement dated August 22, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed August 26, 2025)
10.46	1800 Diagonal Note dated August 25, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 28, 2025)
10.47	1800 Diagonal Securities Purchase Agreement dated August 25, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K/A filed August 28, 2025)
10.48	FMW Consulting Services Agreement dated August 28, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2025)
10.49	Streeterville Capital Global Amendment dated September 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 12, 2025)
10.50	Streeterville Capital Exchange Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 12, 2025)
10.51	Streeterville Capital Guaranty dated September 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 12, 2025)
10.52	Streeterville Capital Security Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed September 12, 2025)
10.53	Streeterville Capital Pledge Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed September 12, 2025)
10.54	218 LLC Mutual Termination Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 15, 2025)
10.55	218 LLC Membership Interest Purchase Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 15, 2025)
10.56	218 LLC Promissory Note dated September 15, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 15, 2025)
10.57	RAEK Minority Membership Interest Purchase Agreement dated September 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 3, 2025)
10.58	Horberg Securities Purchase Agreement dated October 1, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 3, 2025)
10.59	1800 Diagonal Note dated October 14, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 17, 2025)
10.60	1800 Diagonal Securities Purchase Agreement dated October 14, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 17, 2025)
10.61	Silverback Capital Settlement Agreement and Stipulation dated October 28, 2025 (Incorporated by reference to Exhibit 10.98 to Form 10-Q, filed November 10, 2025)
10.62	Agile Capital Funding Subordinated Business Loan and Security Agreement dated December 4, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed December 12, 2025)
10.63	1800 Note dated December 15, 2025 (Incorporated by references to Exhibit 10.1 to Form 8-K, filed December 23, 2025)

10.64	1800 Securities Purchase Agreement dated December 15, 2025 (Incorporated by references to Exhibit 10.2 to Form 8-K, filed December 23, 2025)
10.65	Boot Note dated December 15, 2025 (Incorporated by references to Exhibit 10.3 to Form 8-K, filed December 23, 2025)
10.66	Boot Securities Purchase Agreement dated December 15, 2025 (Incorporated by references to Exhibit 10.4 to Form 8-K, filed December 23, 2025)
10.67	RAEK Data Option Exercise Notice dated December 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 5, 2026)
10.68	True Speed Enterprises Sponsorship Agreement dated December 31, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed January 5, 2026)
10.69	Amended and Restated 2025 Stock Incentive Plan dated December 31, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed January 5, 2026)
10.70	Streeterville Exchange Agreement dated January 6, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 13, 2026)
10.71	Streeterville Second Exchange Agreement dated January 13, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed January 13, 2026)
10.72	SB Capital Amendment to Settlement Agreement and Stipulation dated January 7, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed January 13, 2026)
10.73	Agile Exchange and Settlement Agreement dated January 12, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed January 13, 2026)
10.74†	Amendment No.1 to Lambrecht Employment Agreement dated January 8, 2026 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed January 13, 2026)
10.75†	Porter Rescission Agreement dated January 9, 2026 (Incorporated by reference to Exhibit 10.6 to Form 8-K, filed January 13, 2026)
10.76	1800 Diagonal Note dated January 15, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 22, 2026)
10.77	1800 Diagonal Securities Purchase Agreement dated January 15, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 22, 2026)
10.78	Streeterville Exchange Agreement #3 dated January 16, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 22, 2026)
10.79	SB Capital Amendment to Settlement Agreement and Stipulation #2 dated January 20, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 22, 2026)
10.80	Form of Streeterville Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 29, 2026)
10.81	Form of Streeterville Series E Preferred Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2026)
10.82	1800 Diagonal Note dated March 9, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 17, 2026)
10.83	1800 Diagonal Securities Purchase Agreement dated March 9, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 17, 2026)
10.84	Registration Rights Agreement dated March 12, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 17, 2026)
10.85	218 LLC Purchase and Exchange Agreement dated March 19, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2026)
10.86#	Agile Exchange and Settlement Agreement dated March 24, 2026.
10.87#	Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 30, 2026
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
14.2	Whistleblower Policy (Incorporated by reference to Exhibit 14.2 to Form 10-K filed on April 12, 2024)
21.1#	List of Subsidiaries
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#**	Certification of Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB#	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: March 31, 2026	By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Charles A. Ross, Jr.	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	March 31, 2026
Charles A. Ross, Jr.

/s/ Darin Fielding	Interim Principal Accounting Officer	March 31, 2026
Darin Fielding

/s/ Corey Lambrecht	Chief Operating Officer, President and Director	March 31, 2026
Corey Lambrecht

/s/ C. Stephen Cochennet	Director	March 31, 2026
C. Stephen Cochennet

/s/ Michael Dean Smith	Director	March 31, 2026
Michael Dean Smith

/s/ Larry Sinks	Director	March 31, 2026
Larry Sinks

