Form 10-K/A
period 2025-12-31
AMERICAN REBEL HOLDINGS INC
filed 2026-04-27
CIK 1648087

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K” or the “Original Filing”), filed by American Rebel Holdings, Inc. with the U.S. Securities and Exchange Commission on March 31, 2026. The sole purpose of this Amendment No. 1 is to include a link to Exhibit 97.1, which was inadvertently omitted from the Original Filing.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)	Financial Statements

(b)	Financial Statement Schedules

None.

(c)	Exhibits Index

2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 9, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-9 Reverse Stock Split (Incorporation by reference to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
3.6	ARH Sub Operating Guidelines (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 3, 2025)
3.7	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on October 3, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 23, 2025)
3.8	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on February 2, 2026 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 22, 2026)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	Description of Securities (Incorporated by reference to Exhibit 4.4 to Form 10-K filed on March 31, 2026)
4.5	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4. 2 to Form 8-K, filed February 10, 2022)
4.6	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.7	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.8	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K ,filed on November 6, 2023)
4.9	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.10	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
4.11	Form of Prefunded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 10, 2025)
4.12	Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 10, 2025)
4.13	Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 10, 2025)
4.14	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 10, 2025)
4.15	Streeterville Capital OID Note dated June 26, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 3, 2025)
4.16	Certificate of Designation of Series E Preferred Stock dated August 22, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed August 26, 2025)
4.17	Streeterville Capital Exchange Note dated September 10, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 12, 2025)
4.18	Streeterville Capital Warrant dated September 10, 2025 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed September 12, 2025)
4.19	Amended Certificate of Designation of Series D Convertible Preferred Stock dated September 24, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 25, 2025)
4.20	Amended and Restated Certificate of Designation of Series E Preferred Stock dated March 29, 2026 (Incorporated by reference to Exhibit 4.20 to Form 10-K filed on March 31, 2026)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)

10.7	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.8†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.9†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.10†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.11	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.12	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 15, 2025)
10.13	Agile Lending Subordinated Business Loan and Security Agreement (Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 9, 2025)
10.14	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.15	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.16	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.17	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.18	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.19	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.20	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)
10.21	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.22	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.23	Shelor Motor Mile Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 26, 2027 (Incorporated by reference to Exhibit 10.66 to Form 10-K filed on April 9, 2025)
10.24	2025 Stock Incentive Plan dated April 2, 2025 (Incorporated by reference to Exhibit 10.67 to Form 10-K filed on April 9, 2025)
10.25	Silverback Capital Second Settlement Agreement and Stipulation dated April 2, 2025 (Incorporated by reference to Exhibit 10.68 to Form 10-K filed on April 9, 2025)
10.26	OID Note Conversion Agreement dated April 4, 2025 (Incorporated by reference to Exhibit 10.69 to Form 10-K filed on April 9, 2025)
10.27	1800 Diagonal Note dated April 7, 2025 (Incorporated by reference to Exhibit 10.70 to Form 10-K filed on April 9, 2025)
10.28	1800 Diagonal Securities Purchase Agreement dated April 7, 2025 (Incorporated by reference to Exhibit 10.71 to Form 10-K filed on April 9, 2025)
10.29	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2025)
10.30	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 10, 2025)
10.31	1800 Diagonal Note dated April 10, 2025 Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2025)
10.32	1800 Diagonal Securities Purchase Agreement dated April 10, 2025 Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 14, 2025)
10.33	Form of OID Note dated May 27, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 30, 2025)
10.34	Bank of America Forbearance Agreement dated May 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2025)
10.35	Streeterville Capital Note Purchase Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2025)

10.36	Streeterville Capital DACA dated June 26, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 3, 2025)
10.37	Streeterville Capital Guaranty dated June 26, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 3, 2025)
10.38	Streeterville Capital Pledge Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 3, 2025)
10.39	1800 Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 14, 2025)
10.40	1800 Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 14, 2025)
10.41	Boot Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 14, 2025)
10.42	Boot Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 14, 2025)
10.43	OID Note dated July 31, 2025 (Incorporated by reference to Exhibit 10.80 to Form 10-Q filed August 13, 2025)
10.44	Agile Capital Funding Securities Exchange Agreement dated August 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 21, 2025)
10.45	Note Purchase Agreement dated August 22, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed August 26, 2025)
10.46	1800 Diagonal Note dated August 25, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 28, 2025)
10.47	1800 Diagonal Securities Purchase Agreement dated August 25, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K/A filed August 28, 2025)
10.48	FMW Consulting Services Agreement dated August 28, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2025)
10.49	Streeterville Capital Global Amendment dated September 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 12, 2025)
10.50	Streeterville Capital Exchange Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 12, 2025)
10.51	Streeterville Capital Guaranty dated September 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 12, 2025)
10.52	Streeterville Capital Security Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed September 12, 2025)
10.53	Streeterville Capital Pledge Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed September 12, 2025)
10.54	218 LLC Mutual Termination Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 15, 2025)
10.55	218 LLC Membership Interest Purchase Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 15, 2025)
10.56	218 LLC Promissory Note dated September 15, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 15, 2025)
10.57	RAEK Minority Membership Interest Purchase Agreement dated September 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 3, 2025)
10.58	Horberg Securities Purchase Agreement dated October 1, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 3, 2025)
10.59	1800 Diagonal Note dated October 14, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 17, 2025)
10.60	1800 Diagonal Securities Purchase Agreement dated October 14, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 17, 2025)
10.61	Silverback Capital Settlement Agreement and Stipulation dated October 28, 2025 (Incorporated by reference to Exhibit 10.98 to Form 10-Q, filed November 10, 2025)
10.62	Agile Capital Funding Subordinated Business Loan and Security Agreement dated December 4, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed December 12, 2025)
10.63	1800 Note dated December 15, 2025 (Incorporated by references to Exhibit 10.1 to Form 8-K, filed December 23, 2025)

10.64	1800 Securities Purchase Agreement dated December 15, 2025 (Incorporated by references to Exhibit 10.2 to Form 8-K, filed December 23, 2025)
10.65	Boot Note dated December 15, 2025 (Incorporated by references to Exhibit 10.3 to Form 8-K, filed December 23, 2025)
10.66	Boot Securities Purchase Agreement dated December 15, 2025 (Incorporated by references to Exhibit 10.4 to Form 8-K, filed December 23, 2025)
10.67	RAEK Data Option Exercise Notice dated December 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 5, 2026)
10.68	True Speed Enterprises Sponsorship Agreement dated December 31, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed January 5, 2026)
10.69	Amended and Restated 2025 Stock Incentive Plan dated December 31, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed January 5, 2026)
10.70	Streeterville Exchange Agreement dated January 6, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 13, 2026)
10.71	Streeterville Second Exchange Agreement dated January 13, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed January 13, 2026)
10.72	SB Capital Amendment to Settlement Agreement and Stipulation dated January 7, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed January 13, 2026)
10.73	Agile Exchange and Settlement Agreement dated January 12, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed January 13, 2026)
10.74†	Amendment No.1 to Lambrecht Employment Agreement dated January 8, 2026 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed January 13, 2026)
10.75†	Porter Rescission Agreement dated January 9, 2026 (Incorporated by reference to Exhibit 10.6 to Form 8-K, filed January 13, 2026)
10.76	1800 Diagonal Note dated January 15, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 22, 2026)
10.77	1800 Diagonal Securities Purchase Agreement dated January 15, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 22, 2026)
10.78	Streeterville Exchange Agreement #3 dated January 16, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 22, 2026)
10.79	SB Capital Amendment to Settlement Agreement and Stipulation #2 dated January 20, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 22, 2026)
10.80	Form of Streeterville Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 29, 2026)
10.81	Form of Streeterville Series E Preferred Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2026)
10.82	1800 Diagonal Note dated March 9, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 17, 2026)
10.83	1800 Diagonal Securities Purchase Agreement dated March 9, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 17, 2026)
10.84	Registration Rights Agreement dated March 12, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 17, 2026)
10.85	218 LLC Purchase and Exchange Agreement dated March 19, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2026)
10.86	Agile Exchange and Settlement Agreement dated March 24, 2026 (Incorporated by reference to Exhibit 10.86 to Form 10-K filed on March 31, 2026)
10.87	Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 30, 2026 (Incorporated by reference to Exhibit 10.87 to Form 10-K filed on March 31, 2026)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
14.2	Whistleblower Policy (Incorporated by reference to Exhibit 14.2 to Form 10-K filed on April 12, 2024)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 31, 2026)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to Form 10-K filed on March 31, 2026)
32.2	Certification of Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.2 to Form 10-K filed on March 31, 2026)
97.1	Executive Compensation Recovery Policy (Incorporated by reference to Form 10-K/A filed on April 30, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

Date: April 27, 2026	By:	/s/ Charles A. Ross, Jr.
Charles A. Ross, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Charles A. Ross, Jr.	Chief Executive Officer, Executive Chairman and Director (Principal Executive Officer)	April 27, 2026
Charles A. Ross, Jr.

/s/ Darin Fielding	Interim Principal Accounting Officer	April 27, 2026
Darin Fielding

/s/ Corey Lambrecht	Chief Operating Officer, President and Director	April 27, 2026
Corey Lambrecht

/s/ C. Stephen Cochennet	Director	April 27, 2026
C. Stephen Cochennet

/s/ Michael Dean Smith	Director	April 27, 2026
Michael Dean Smith

/s/ Larry Sinks	Director	April 27, 2026
Larry Sinks

