Form 10-Q
period 2026-03-31
AMERICAN REBEL HOLDINGS INC
filed 2026-05-13
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares of the registrant’s common stock outstanding as of May 12, 2026 was 12,519,387.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets of American Rebel Holdings, Inc. at March 31, 2026 (Unaudited) and December 31, 2025 (Audited)	3

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) of American Rebel Holdings, Inc. for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the Three Months Ended March 31, 2026 and 2025 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION		44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosure	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		50

Part I. Financial Information

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$475,793	$147,586
Accounts receivable, net	692,715	949,515
Prepaid expense	1,983,644	1,792,567
Inventory	2,387,343	2,755,320
Total Current Assets	5,539,495	5,644,988

Property and Equipment, net	14,233,758	14,345,741

OTHER NON-CURRENT ASSETS:
Restricted cash	1,874,501	2,624,501
Lease deposits and other	136,159	59,730
Investments	6,487,233	6,499,851
Right-of-use lease assets	2,065,734	2,248,784
Intangible assets, net	387,500	400,000
Total Other Assets	10,951,127	11,832,866

TOTAL ASSETS	$30,724,380	$31,823,595

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and other payables	$3,983,032	$3,502,362
Accrued expense and other	1,224,906	722,324
Accrued interest	135,611	554,375
Deferred revenue	391,912	369,607
Loan – Officers – related party	9,300	3,800
Loans – Working capital, net	15,280,182	19,616,386
Loan – Director – related party	400,000	400,000
Right-of-use lease liability, current	811,847	797,447
Total Current Liabilities	22,236,790	25,966,301

Right-of-use lease liability, long-term	1,301,792	1,475,523

TOTAL LIABILITIES	23,538,582	27,441,824

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 1,083,381 and 1,521,701 issued and outstanding, at March 31, 2026 and December 31, 2025, respectively, comprised of Preferred Shares A, B, D and E
Preferred - Series A	123	123
Preferred - Series B	75	75
Preferred - Series C	-	-
Preferred - Series D	883	1,321
Preferred - Series E	2	2
Common stock, $0.001 par value; 600,000,000 shares authorized; 233,366 and 3,362 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	233	3
Additional paid in capital	113,570,436	103,791,736
Noncontrolling interest in American Rebel Licensing NIL I, Inc.	(767)	-
Accumulated deficit	(106,385,187)	(99,411,489)
TOTAL STOCKHOLDERS’ EQUITY	7,185,798	4,381,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,724,380	$31,823,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The Company’s common stock outstanding as of December 31, 2025, has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$1,985,191	$2,511,324
Cost of goods sold	2,379,236	2,222,270
Gross margin	(394,045)	289,054

Expenses:
Consulting/payroll and other costs	1,081,869	738,977
Compensation expense – officers – deferred comp – related party	62,500	164,063
Rental expense, warehousing, outlet expense	45,688	57,114
Product development costs	5,506	93,467
Marketing and brand development costs	1,259,798	695,491
Administrative and other	1,169,182	1,470,587
Depreciation and amortization expense	124,484	35,774
Total operating expenses	3,749,027	3,255,473
Operating loss	(4,143,072)	(2,966,419)

Other income (expense)
Interest expense	(1,345,882)	(723,942)
Interest income	131	264
Other income	6,500	18,000
Loss on debt extinguishment	(903,573)	(499,794)
Remeasurement and loss on settlement of liabilities	(455,718)	(887,365)
Net income (loss) before income tax provision	(6,841,614)	(5,059,256)

Provision for income tax	-	-
Loss on equity method investments	(12,617)	-
Net income (loss)	$(6,854,231)	$(5,059,256)
Less: net income (loss) attributable to noncontrolling interest	(767)	-
Net income (loss) attributable to American Rebel Holdings, Inc.	$(6,853,464)	$(5,059,256)
Series E preferred stock dividends	(119,000)	-
Net income (loss) attributable to common stockholders	$(6,972,464)	$(5,059,256)
Basic and diluted income (loss) per share	$(71.28)	$(937,997.93)
Weighted average common shares outstanding - basic and diluted	97,816	5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The Company’s common stock outstanding for the three months ended March 31, 2025, has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total

Balance - December 31, 2025	3,362	$3	1,521,701	$1,521	$103,791,736	$(99,411,489)	$-	4,381,771
Series A compensation expense	-	-	-	-	62,500	-	-	62,500
Issuance of Series D preferred stock and common stock for notes payable settlement	45,220	45	281,560	282	6,965,791	-	-	6,966,118
Issuance of Series D preferred stock	-	-	70,000	70	524,930	-	-	525,000
Issuance of Series D preferred stock and common stock for liabilities settlement	7,781	8	53,334	53	1,984,440	-	-	1,984,501
Issuance of Series D preferred stock and common stock for consulting services	-	-	18,000	18	134,982	-	-	135,000
Conversion of Series D preferred stock to common stock	89,820	90	(860,843)	(861)	(3,443)	-	-	(4,214)
Issuance of Series E preferred stock for preferred returns	-	-	119	-	120,234	(120,234)	-	-
Conversion of Series E preferred stock to common stock	24,500	25	(490)	-	(2)	-	-	23
Offering costs	-	-	-	-	(30,000)	-	-	(30,000)
Effect of reverse stock split round lot shares	62,683	63	-	-	19,268	-	-	19,331
Net loss	-	-	-	-	-	(6,853,464)	(767)	(6,854,231)
Balance - March 31, 2026	233,366	$233	1,083,381	$1,083	$113,570,436	$(106,385,187)	$(767)	$7,185,798

Balance - December 31, 2024	2	$-	398,256	$398	$57,453,920	$(65,086,200)	$-	$(7,631,882)
Series A compensation expense	-	-	-	-	164,063	-	-	164,063
Issuance of common stock for liabilities settlement	7	-	-	-	2,597,427	-	-	2,597,427
Issuance of Series D preferred stock in connection with loans – working capital, net	-	-	18,736	19	190,352	-	-	190,371
Issuance of common stock in connection with consulting and financing arrangements	-	-	-	-	2,206	-	-	2,206
Conversion of Series D preferred stock into common stock	-	-	(88,334)	(89)	89	-	-	-
Conversion of notes payable into common stock	8	-	-	-	1,724,398	-	-	1,724,398
Effect of reverse stock split round lot shares	1	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,059,256)	-	(5,059,256)
Balance - March 31, 2025	17	$-	328,658	$328	$62,132,455	$(70,145,456)	$-	$(8,012,673)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The Company’s changes in stockholders’ equity for the three months ended March 31, 2025 has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(6,854,231)	(5,059,256)
Depreciation and amortization	124,484	129,124
Non-cash, in-kind interest	1,219,518	245,108
Deferred compensation in connection with Series A preferred shares	62,500	164,063
Loss on debt extinguishment	903,573	499,794
Loss on remeasurement and settlement of liabilities	455,718	887,365
Loss on equity method investments	12,617	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	256,800	(106,690)
Prepaid expense and other	(56,077)	(57,821)
Inventory	367,977	351,888
Lease deposits and other	(76,429)	38,655
Accounts payable	2,009,453	1,938,031
Accrued expenses	502,582	77,849
Accrued interest	-	455,030
Deferred revenue	22,305	(7,640)
Right-of-use lease liabilities	23,719	(101,975)
Net Cash (Used in) Operating Activities	(1,025,491)	(546,475)

CASH FLOW FROM INVESTING ACTIVITIES:
(Purchase) Disposition of property and equipment	-	(2,272)
Net Cash (Used in) Investing Activities	-	(2,272)

CASH FLOW FROM FINANCING ACTIVITIES:
Offering costs paid	(30,000)	-
Proceeds from loans - officer - related party	5,500	7,745
Proceeds from working capital loans, net	305,900	849,830
Repayments of working capital loans, net	(202,702)	(92,713)
Origination fees paid	-	(13,000)
Payments on line of credit	-	(150,000)
Proceeds from issuance of Series D preferred stock	525,000	-
Net Cash Provided by Financing Activities	603,698	601,862

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(421,793)	53,115

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	2,772,087	287,546

CASH AND CASH EQUIVALENTS AT END OF PERIOD	475,793	340,661
RESTRICTED CASH AT END OF PERIOD	1,874,501	-
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	2,350,294	340,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$40,952	$134,665
Income taxes	-	-

Non-cash operating activities:
Prepaid expenses paid for with issuance of Company stock	778,130	-
Liabilities settled with issuance of Company stock	1,131,042	1,631,103
Non-cash financing activities:
Debt converted to Company stock	$5,617,113	$897,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations

The Company develops and sells branded products in the self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well as e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.), the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). We established American Rebel Beverages, LLC as a wholly owned subsidiary to hold our licenses with respect to the beer business. American Rebel Beer launched in 2024. In June of 2025 formed, ARH Sub, LLC, a Utah limited liability company (“ARH Sub”) to facilitate the Streeterville Capital Note (see Note 6). In September of 2025, the Company entered into an agreement for the acquisition of 100% of the membership interests of 218 LLC (“ARH Properties”), a limited liability company whose sole asset is a 20,829 square foot, four-story commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee. In February of 2026, the Company formed a new majority owned subsidiary, American Rebel Licensing NIL I, Inc., to pursue licensing opportunities.

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the SEC set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended December 31, 2025, and notes thereto contained, filed on March 31, 2026.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, the Champion Entities, and ARH Sub, LLC, and ARH Properties. The Company owns 95% of the outstanding equity interests of the American Rebel Licensing NIL I, Inc. The remaining 5% equity interest is held by a third-party investor and is presented as noncontrolling interest (“NCI”) in the accompanying condensed consolidated financial statements. The Company has determined that it has a noncontrolling financial interest in American Rebel Licensing NIL I, Inc. in accordance with ASC 810 Consolidation and, accordingly, consolidates the subsidiary. All significant intercompany accounts and transactions have been eliminated.

As discussed further in Note 12, the Company effected a series of reverse stock splits. Common shares and related earnings per share in the accompanying condensed consolidated financial statements have been adjusted to reflect the effect of the reverse stock splits.

Year-end

The Company’s year-end is December 31.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Restricted Cash

Restricted cash consists of cash balances that are legally or contractually restricted as to withdrawal or use. Such restrictions may arise from contractual agreements, regulatory requirements, or other legal restrictions that limit the Company’s ability to use the funds for general operating purposes. Restricted cash is presented separately from cash and cash equivalents in the condensed consolidated balance sheets.

Inventory and Inventory Deposits

Finished goods inventory primarily consists of backpacks, jackets, and related accessories, safes, and packaged beer available for sale. Raw materials primarily consists of component parts used in the assembly of safes and packaging materials. Apart from safes, the Company’s finished goods are manufactured or otherwise produced by outside parties to the Company’s specifications. Inventory is carried at the lower of cost (First-in, First-out Method) or net realizable value. The Company determines an estimate for the reserve of slow moving or obsolete inventories by regularly evaluating individual inventory levels, projected sales and current economic conditions. From time-to-time, the Company makes deposit payments on certain inventory purchases that are presented separately in the accompanying condensed consolidated financial statements as inventory deposits until the goods are received into inventory.

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer. Additionally, the Company offers extended warranties for the locking mechanism of its safes, which are separately purchased by customers. Warranty income is recognized over time based on the estimated useful life of the locks, which approximates 10 years. Unrecognized warranty income is presented as deferred revenue in the accompanying consolidated financial statements. Warranty income recognized was not significant for the three months ended March 31, 2026 and 2025.

The carrying amount of accounts receivable is reduced by an allowance for bad debts and expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was approximately $279,000 and $270,000 at March 31, 2026 and December 31, 2025, respectively. Net accounts receivable was $692,715 and $949,515 at March 31, 2026 and December 31, 2025, respectively.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Three Months Ended March 31,
Percentage of revenue	2026	2025
Safes	90.8%	96.0%
Soft goods and other	0.7%	2.0%
Beverages	3.0%	2.0%
Rental	5.5%	-%
Total	100%	100%

Deferred Revenue

Deferred revenue as of March 31, 2026 and December 31, 2025, were $391,912 and $369,607, respectively, and represent unearned warranty income sold separately to customers. Warranty income is recognized over a 10-year estimated life.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2026 and December 31, 2025, respectively. The respective carrying value of certain financial instruments approximated their fair values as of year-end. These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts receivable and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings Per Share

Net loss per common share is computed by dividing net loss, as adjusted for dividends accrued for Series E Preferred stock, by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year and the effect of pre-funded warrants issued. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Because the Company incurred net losses for each of the years presented, the effect of dilutive securities, excluding pre-funded warrants, have been excluded as the effect on EPS is antidilutive.

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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Shares used in computation of basic earnings per share for the period ended	97,816	5
Pre-funded warrants	-	-
Total denominator	97,816	5

Net income (loss) attributable to common stockholders	$(6,972,464)	$(5,059,256)

In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be antidilutive.

Income Taxes

The Company follows ASC Topic 740 for recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change. For the three months ended March 31, 2026 and 2025, respectively, no income tax expense has been recorded given significant losses incurred and resulting valuation allowance on such losses.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of March 31, 2026 and December 31, 2025, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months and maintains sufficient net operating loss carryforwards in the event uncertain tax positions are identified. As necessary, the Company classifies tax-related penalties and net interest as income tax expense.

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

Operating leases are included in operating lease Right-of-use assets and operating lease liabilities, current and non-current, on the Company’s condensed consolidated balance sheets. The Company had no financing leases as of and for the three months ended March 31, 2026 and 2025, nor at December 31, 2025.

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

In November 2024, the FASB issued ASU 2024-04 on Induced Conversions of Convertible Debt Instruments. The ASU provides additional guidance on whether induced conversion or extinguishment accounting should be applied to certain settlements of convertible debt instruments that do not occur in accordance with the instruments’ preexisting terms. The ASU requires entities to apply a preexisting contract approach. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. This ASU did not have a material effect on the Company’s financial statements.

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

Concentration Risk

The Company had two customers that accounted for $151,465 (or 16%) and $93,035 (or 10%) of accounts receivable, respectively, as of March 31, 2026. The Company did not have any vendor or customer concentrations at December 31, 2025.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the three months ended March 31, 2026 of ($6,854,231). The Company’s accumulated deficit was ($106,385,187) as of March 31, 2026 and ($99,411,489) as of December 31, 2025. The Company’s working capital deficit was $(16,697,295) as of March 31, 2026, compared to a working capital deficit of $(20,321,313) as of December 31, 2025. On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Rule”). As a result of non-compliance with the Rule, the Staff determined to delist the Company’s securities (common stock (“AREB”) and publicly traded warrants (“AREBW”)) from The Nasdaq Capital Market at the opening of business on February 13, 2026, unless the Company was to request an appeal of the determination by February 11, 2026. On February 11, 2026, the Company requested a hearing and appeal the Staff’s delisting determination. The filing of the hearing request resulted in a stay of any suspension or delisting action pending the conclusion of the hearing process. The Nasdaq appeal hearing was held on March 24, 2026. On March 23, 2026, the Company effectuated a 1-for-100 reverse stock split, which resulted in the Company failing to comply with the minimum 500,000 publicly held shares requirement for continued inclusion set forth in Nasdaq Listing Rule 5550(a)(4). The Company’s common stock was halted from trading pending compliance with the minimum publicly held share rule through April 27, 2026.

On May 12, 2026, the Company received notice from the Nasdaq appeal panel denying the Company’s request to continue its listing on Nasdaq. Trading in the Company’s securities will be suspended at the open of trading on May 13, 2026. The Company may appeal the decision to the Nasdaq Listing and Hearing Review Council within 15 days of the date of the notice. As of the date of this report, the Company has not determined whether or not it will appeal the decision.

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

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PREPAID EXPENSE

Prepaid expenses include the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Tony Stewart racing	$754,506	$1,006,008
MZ Digital	-	35,000
FMW Media Works	244,444	311,111
Hudson Consulting	405,292	325,716
Shelor Motor Mile	400,005	-
Other	179,397	114,732
Total prepaid expense	$1,983,644	$1,792,567

Prepaid expenses represent payments or stock issuances made by the Company for which the related benefits will be recognized in future periods. These amounts are expensed over the periods in which the benefits are expected to be realized. Prepaid expenses are classified as current assets on the condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company paid $778,130 and $0, respectively, in prepaids with the issuance of Company stock.

NOTE 4 – INVENTORY

Inventory and deposits include the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Raw materials	$1,413,432	$1,560,050
Finished goods	1,609,073	1,664,640
Less reserve for excess and obsolete inventory	(635,162)	(469,370)
Total Inventory, net	$2,387,343	$2,755,320

The Company accounts for excess and obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

When inventory is physically disposed of, the Company accounts for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. The valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. For the three months ended March 31, 2026 and 2025, inventory write-offs were $0 and $66,454, respectively.

Included in finished goods is approximately $243,000 and $291,000 in finished products related to our American Rebel branded beer lager as of March 31, 2026 and December 31, 2025, respectively. This inventory is immediately available to the consumer and for distribution.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Property and equipment	$611,954	$611,954
Building and leasehold improvements	12,458,107	12,458,107
Land	1,524,800	1,524,800
Vehicles	439,555	439,555
	15,034,416	15,034,416
Less: Accumulated depreciation	(800,658)	(688,675)
Net property and equipment	$14,233,758	$14,345,741

For the three months ended March 31, 2026 and 2025, the Company recognized $111,984 and $23,274 in depreciation expense, respectively.

NOTE 6 – INVESTMENTS

218 LLC

On September 15, 2025, the Company entered into an agreement for the acquisition of 100% of the membership interests of 218 LLC, a limited liability company whose sole asset is a 20,829 square foot, four-story commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee (the “Property”). The total purchase price for the acquisition was $14,100,000, payable in a combination of Series D Convertible Preferred Stock, cash, and a promissory note. The Property is presented within Property and Equipment, net in the accompanying consolidated balance sheets. Rental income earned from the Property was approximately $108,000 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Pursuant to the Membership Interest Purchase Agreement, the Company issued 280,000 shares of Series D Convertible Preferred Stock, valued at $7.50 per share ($2,100,000 in aggregate), to acquire 30% of the membership interests of 218 LLC. The Company also agreed to pay the Seller $300,000 in three non-refundable $100,000 installments, each payment acquiring an additional 1% of the membership interests. The remaining $11,700,000 of the purchase price was funded through a 12-month promissory note bearing interest at 6% per annum. The Seller may, from time to time, convert portions of principal and interest under the note into Series D Convertible Preferred Stock, which may subsequently be converted into common stock and applied toward the note balance, subject to a 4.99% beneficial ownership limitation. Any conversion of the promissory note balance would result in additional membership interests in 218 LLC being issued to the Company.

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

The investment in RAEK is accounted for using the measurement alternative basis of accounting. The measurement alternative basis of accounting requires the investment to be initially recorded at cost and subsequently adjusted for impairment or observable changes in price. For the periods ended March 31, 2026 and December 31, 2025, no such adjustments were recognized.

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

The investment in Schmitty’s is accounted for using the equity method of accounting. As of March 31, 2026 and December 31, 2025 the Company had an equity method investment in Schmitty’s of approximately $1,987,000 and $2,000,000, respectively, recorded on the condensed consolidated balance sheets. In accordance with ASC 323, the Company uses the equity method of accounting for its investments in an unconsolidated entity over which it does not have a controlling interest and has significant influence. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded in the Company’s consolidated statements of operations. The Company recorded a loss of $12,617 for the unconsolidated entity’s earnings for the three months ended March 31, 2026.

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

Investments includes the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
RAEK	$2,500,000	$2,500,000
Schmitty’s	1,987,233	1,999,851
Damon note	2,000,000	2,000,000
Total investments	$6,487,233	$6,499,851

NOTE 7 – ACCRUED EXPENSE AND OTHER

Accrued expense and other includes the following:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Accrued officer bonus	$184,204	$213,614
Accrued liabilities - Champion	571,147	263,377
Accrued liabilities - Beer	30,045	60,797
Accrued liabilities - Properties	23,150	34,270
Accrued officer compensation	-	37,373
Other accrued expenses	416,360	112,893
Total accrued expense and other	$1,224,906	$722,324

Accrued expenses represent obligations for goods and services received that have not yet been invoiced or paid as of the reporting date. These liabilities are recorded when incurred in accordance with the accrual basis of accounting and are classified as current liabilities on the condensed consolidated balance sheets.

NOTE 8 – RELATED PARTY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

Employment Agreements

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $81,564 and $153,707 plus stock awards, respectively for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, approximately $116,000 and $16,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

Doug E. Grau served as the Company’s President and Interim Principal Accounting Officer through June 30, 2025. Compensation for Mr. Grau was $12,140 and $34,546 plus stock awards, respectively, for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, approximately $2,000 and $135,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

Effective July 1, 2025, Darin Fielding began serving as the Company’s Interim Principal Accounting Officer. Compensation for Mr. Fielding was $62,830 and $42,400, respectively for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, approximately $145,575 and $75,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

Corey Lambrecht serves as the Company’s President and Chief Operating Officer. Compensation for Mr. Lambrecht was $78,492 and $124,887 plus stock awards, respectively, for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, approximately $124,000 and $15,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

There were no new stock awards granted and issued to Messrs. Ross, Grau, Fielding and Lambrecht during 2026 and 2025. Additionally, the aforementioned officers advanced the Company approximately $9,000 and $8,000 for the three months ended March 31, 2026 and 2025, respectively, of which approximately $9,000 and $4,000 was outstanding as of March 31, 2026 and December 31, 2025, respectively. The advances are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding.

Series A Convertible Preferred Stock

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended March 31, 2026 and 2025, the Company recognized $0 and $39,063 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2026 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 12,500,000 shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Mr. Ross’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended March 31, 2026 and 2025, the Company recognized $62,500 and $62,500 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2026 an additional 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 15,000,000 shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Mr. Grau’s amended employment agreement had an effective date of November 20, 2023, with a termination date of July 1, 2025. The share-award grant originally vested 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through June 30, 2025. For the three months ended March 31, 2026 and 2025, the Company recognized $0 and $62,500 in compensation expense attributable to the share award grant and respective earn-out. The employment agreement was terminated on July 1, 2025.

For the three months ended March 31, 2026, no shares of Series A preferred stock were converted to common stock.

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

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant for which the Company generally uses an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. Stock-based compensation expense totaled $62,500 and $164,063 for the three months ended March 31, 2026 and 2025, respectively, and primarily relates to the aforementioned Series A preferred stock awards.

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

Director’s Note

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note were utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of March 31, 2026, the note had not been repaid and remained outstanding, of which $400,000 is presented in the accompanying consolidated balance sheet within Loan – Director – related party, and the remaining $120,000 within accrued interest in the accompanying condensed consolidated balance sheet.

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

As of March 31, 2026 and December 31, 2025, the Company had restricted cash of $1,874,501 and $2,624,501, respectively. Pursuant to a Deposit Account Control Agreement between ARH Sub and Streeterville (“Investor”), the Company shall have the right to use such cash to repay any portion of the outstanding balance (but only so long as such payment does not cause the outstanding balance to drop below the Minimum Balance Amount), and so long as no Trigger Event (as defined in the Note) under the Note has occurred and with Investor’s consent, to withdraw from the Deposit Account any funds in excess of the Minimum Balance Amount. Company may only request withdrawals from the Deposit Account once per month and in an amount no less than $25,000.00. Company hereby grants to Investor a first-position security interest in the Deposit Account and acknowledges and agrees that Investor will have the right to file a UCC-1 Financing Statement with respect to the Deposit Account. Company acknowledges and agrees that Investor will have control over the Deposit Account within the meaning of Section 9-104 of the Uniform Commercial Code pursuant to the terms of the DACA.

NOTE 10 – NOTES PAYABLE – WORKING CAPITAL

The Company has several working capital loan agreements in place, which are described in detail below:

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
On May 27, 2025, the Company entered into five two year promissory notes with five accredited investors in the gross principal amount of $450,000. An original issue discount of $67,500 and guaranteed interest of $67,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $315,000. The Notes are required to be paid in one lump sum payment of $450,000 on or before May 27, 2027. At any time after one hundred eighty days of the issuance date of the Notes, upon five (5) business days’ written notice to Lenders, the Company has the option of prepaying the outstanding principal amount of the Notes, in whole or in part, by paying to the Lenders a sum of money equal to one hundred twenty-five percent (125%) of the principal amount to be redeemed, together with any and all other sums due, accrued or payable to the Lenders arising under the Notes. During the notice period, Lenders shall have the option of converting the Notes, in whole or in part, pursuant to the terms set forth below. At any time after one hundred eighty days of the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share (each share of Series D Convertible Preferred Stock in convertible into five shares of common stock). Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock into which the Series D Convertible Preferred Stock is convertible into. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock (153,000 shares of Series D Convertible Preferred Stock in total), and common stock issuable upon conversion thereof (765,000 shares of common stock in total), which may be issuable upon conversion of the Notes at all times. In January of 2026, the Company converted the remaining balance into 60,000 Series D preferred shares.	-	450,000
On June 26, 2025, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued and sold to Streeterville a secured promissory note (the “Note”) in the original principal amount of $5,470,000. The Note carries an original issue discount of $450,000, and the Company agreed to pay $20,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company. On the closing date, Streeterville paid $375,000 to the Company, and $4,625,000 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly owned subsidiary, ARH Sub, to be held pursuant to a Deposit Account Control Agreement (“DACA”), which is presented as restricted cash in the accompanying condensed consolidated balance sheets. Interest under the Note accrues at 10% per annum. The unpaid amount of the Note, together with any accrued interest, fees, and late charges, is due twenty-four months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note after 120 days from issuance. Commencing six months after the date of issuance and at any time thereafter until the Note is paid in full, Streeterville has the right to redeem up to $950,000 under the Note per month, which amount will be due and payable in cash within two trading days of the Company’s receipt of a redemption notice from Streeterville. The Company’s obligations under the Note and related agreements are secured by the DACA, a guaranty from ARH Sub (the “Guaranty”), and a pledge by the Company of all membership interests in ARH Sub (the “Pledge”) (collectively, the “Security Agreements”). On September 10, 2025, the Company entered into a global amendment to the Purchase Agreement and Note, pursuant to which Streeterville agreed to release $2,000,000 of funds held in the DACA to repay the Company’s outstanding Bank of America loan. In connection with the amendment, the Company agreed to pay Streeterville a $1,000,000 funds release fee. The Company and Streeterville further agreed to exchange $1,300,000 of the outstanding principal balance of the Note for a new convertible note (the “Convertible Note”). The transaction was accounted for as a debt extinguishment and the Company recognized a loss on debt extinguishment of $747,461 during the year ended December 31, 2025. The Convertible Note bears interest at 10% per annum and matures twenty-four months from issuance, consistent with the original Note. At any time following 180 days from the issuance date, Streeterville may elect to convert all or a portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a 25% discount to the five-day VWAP preceding the conversion date. The number of shares issuable upon conversion is subject to a beneficial ownership limitation of 4.99%. The Company agreed to reserve a sufficient number of shares of common stock to satisfy future conversion obligations. During the three months ended March 31, 2026, the Company converted a portion of the balance into 10,164,495 shares of common stock.	4,104,157	6,480,000

On July 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $296,700 (the “1800 Note”). An original issue discount of $38,700 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $250,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $229,015.15 due on January 15, 2026, and remaining nine payments of $13,701.76 on the fifteenth day of each month thereafter (a total payback to 1800 of $352,331). Upon the occurrence and during the continuation of any Event of Default, the 1800 Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the 1800 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the 1800 Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the 1800 Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the 1800 Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the 1800 Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the 1800 Note at all times. In January of 2026, the Company converted the remaining balance into 830,901 shares of common stock.	-	296,700
On July 7, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC, an accredited investor (“Boot”), pursuant to which Boot made a loan to the Company, evidenced by a promissory note in the principal amount of $57,500 (the “Boot Note”). An original issue discount of $7,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $50,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $44,382.65 due on January 15, 2026, and remaining nine payments of $2,655.38 on the fifteenth day of each month thereafter (a total payback to Boot of $68,281.00). Upon the occurrence and during the continuation of any Event of Default, the Boot Note shall become immediately due and payable and the Company will be obligated to pay to Boot, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Boot Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Boot Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Boot. Only upon an occurrence of an event of default under the Boot Note, Boot may convert the outstanding unpaid principal amount of the Boot Note into restricted shares of common stock of the Company at a discount of 25% of the market price. Boot agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Boot Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Boot Note at all times. In January of 2026, the Company converted the remaining balance into 134,267 shares of common stock.	-	57,500

On August 25, 2025, the Company entered into a note agreement with 1800 Diagonal for a principal amount of $152,950, resulting in net proceeds of $125,000 after accounting for a $19,950 original issue discount and $8,000 in fees. The loan terms include a repayment schedule totaling $181,637, with the first payment of $118,064.05 due on February 28, 2026, followed by monthly payments of $7,063.67 and a final payment of $7,063.59 on November 30, 2026. In the event of default, the outstanding balance becomes immediately due, with an additional 22% annual interest and potential conversion rights into common stock at a 25% discount, subject to a 4.99% ownership cap. During the three months ended March 31, 2026, the Company converted the remaining balance into 1,790,514 shares of common stock.	-	152,950
The Company entered into a Membership Interest Purchase Agreement (“MIPA”) on September 15, 2025, to acquire all of the outstanding membership interests in 218 LLC, whose sole asset is a 20,829 square foot commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee, for a total purchase price of $14.1 million. The purchase price is payable over twelve months, including the issuance of 280,000 shares of Series D Convertible Preferred Stock valued at $2.1 million for 30% of the membership interests, three non-refundable cash installments of $100,000 each to acquire an additional 3% of membership interests, and a 12-month promissory note of $11.7 million bearing 6% interest. The Seller may convert portions of principal and interest under the note into Series D Convertible Preferred Stock and subsequently into common stock, subject to a 4.99% beneficial ownership limitation, with each conversion acquiring an additional 1% ownership interest in 218 LLC. In March of 2026, the Company converted a portion of the balance into 33,335 Series D preferred shares.	11,559,710	11,700,000
On October 14, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $183,280 (the “Note”). An original issue discount of $25,280 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $158,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments.	103,867	152,868
On December 4, 2025, the Company, and two of its subsidiaries (American Rebel, Inc. and Champion Safe Company, Inc.) entered into a commercially reasonable working capital line for Champion Safe Company, Inc. in the form of a subordinated business loan and security agreement (“Loan”) with Agile Lending, LLC and Agile Capital Funding, LLC as collateral agent, which provides for a term loan in the amount of $787,500, which principal and interest is due on June 25, 2026. Commencing December 18, 2025, the Company is required to make weekly payments of $40,500 until the due date, for a full repayment of $1,134,000. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $37,500 was paid on the loan. A default interest rate of an additional 5% will become effective upon the occurrence of an event of default. Funds were received by the Company on December 11, 2025. In connection with the Loan, Agile was issued a subordinated secured promissory note, dated December 4, 2025, in the principal amount of $787,500 (the “Note”), which Note is secured by a second lien against all of the Borrower’s assets, including receivables, subject to certain outstanding liens and agreements. Further, the Note, at any time on or after June 4, 2026, is convertible into shares of the Company’s common stock at $1.02 per share (the closing price of the Company’s common stock on December 3, 2025). As part of the Note and Loan, the Company reserved 2,893,010 shares of common stock for issuance upon conversion of the Loan. During the three months ended March 31, 2026, the Company converted a portion of the balance into 128,240 Series D preferred shares.	255,385	748,681

On December 15, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“1800”), pursuant to which 1800 made a loan to the Company, evidenced by a promissory note in the principal amount of $152,950 (the “1800 Note”). An original issue discount of $19,950 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $90,814 due on June 15, 2026, eight payments of $10,090.45 on the fifteenth day of each month thereafter and a final payment of $10,090.40 due on March 15, 2027 (a total payback to 1800 of $181,628). Upon the occurrence and during the continuation of any Event of Default, the 1800 Note shall become immediately due and payable and the Company will be obligated to pay to 1800, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the 1800 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the 1800 Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the 1800 Note, 1800 may convert the outstanding unpaid principal amount of the 1800 Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the 1800 Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the 1800 Note at all times.	152,950	152,950
On December 15, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC, an accredited investor (“Boot”), pursuant to which Boot made a loan to the Company, evidenced by a promissory note in the principal amount of $86,250 (the “Boot Note”). An original issue discount of $11,250 was applied on the issuance date, resulting in net loan proceeds to the Company of $75,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $51,210.50 due on June 15, 2026, eight payments of $5,690.06 on the fifteenth day of each month thereafter and a final payment of $5,690.02 due on March 15, 2027 (a total payback to Boot of $102,421). Upon the occurrence and during the continuation of any Event of Default, the Boot Note shall become immediately due and payable and the Company will be obligated to pay to Boot, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Boot Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Boot Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Boot pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Boot Note, Boot may convert the outstanding unpaid principal amount of the Boot Note into restricted shares of common stock of the Company at a discount of 25% of the market price. Boot agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Boot Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Boot Note at all times.	86,250	86,250

On April 23, 2025, the Company entered into a promissory note with a supplier. The note has a three year term, principle balance of $110,976.80, bears interest at 7% and requires 36 monthly payments of $3,426.64.	79,497	88,283
On January 15, 2026, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $181,700 (the “Note”). An original issue discount of $23,700 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments (six payments of $21,576.80 and nine payments of $9,589.69) for a total payback of $215,768. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	148,202	-
On March 9, 2026, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $124,200 (the “Note”). An original issue discount of $16,200 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments (six payments of $14,748.70 and nine payments of $6,555) for a total payback of $147,487. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	124,200	-
Less: note discount and fees	(1,334,036)	(749,796)
Total recorded as a current liability	$15,280,182	$19,616,386

Accrued interest was approximately $0.1 million and $0.1 million as of March 31, 2026 and December 31, 2025.

For the three months ended March 31, 2026, the Company recognized a net loss on debt extinguishment totalling $903,573, for various working capital loan arrangements. Because the loss on debt extinguishment represents a non-recurring measurement based on the fair value of financial instruments exchanged by the Company in settling such obligations, the following summarizes the approximate fair value of instruments issued by the Company as of the settlement dates:

March 31, 2026

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock	$4,867,291	$4,867,291	$-	$-

March 31, 2025

Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Common stock	$1,641,617	$1,641,617	$-	$-

Level 2 fair value measurements in the table above were primarily measured through the Company’s publicly traded common stock price, which is an observable input in determining fair value. Convertible notes were valued on an as-converted basis at the time of settlement as conversion into common stock occurred shortly after.

NOTE 11 – INTANGIBLE ASSETS

As of March 31, 2026 and December 31, 2025, the Company had intangible assets, representing a trade name subject to amortization over a 10-year life, of $387,500 and $400,000, respectively, directly related to the 2022 acquisition of the Champion Entities. Annual amortization expense related to trade name approximates $50,000.

The Company will review its trade name intangible asset for impairment periodically (based on indicators of impairment) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charge was recognized during the three months ended March 31, 2026 and 2025.

NOTE 12 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 123,412 shares issued and outstanding of its Series A convertible preferred stock at March 31, 2026 and December 31, 2025, 350,000 shares authorized and 75,000 shares issued and outstanding of its Series B convertible preferred stock at March 31, 2026 and December 31, 2025, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock at March 31, 2026 and December 31, 2025, 3,000,000 shares authorized and 883,340 and 1,321,289 shares issued and outstanding of its Series D convertible preferred stock at March 31, 2026 and December 31, 2025, respectively and 10,000 shares authorized and 1,579 and 2,000 issued and outstanding of its Series E preferred stock at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, there were 233,366 and 3,362 shares of common stock issued and outstanding, respectively.

The share numbers and pricing information in this report have been adjusted to reflect the effects of the following reverse stock splits, which occurred during 2025 and 2026:

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

Silverback Conversions

During the three months ended March 31, 2026, the Company issued 2,271,107 shares of common stock (Level 1 inputs) to Silverback Capital Corporation (“SCC”), representing total accounts payable settlements of $1.1 million, resulting in a loss on conversion of $0.5 million.

During the three months ended March 31, 2025, the Company issued 249 shares of common stock (Level 1 inputs) to SCC, representing total accounts payable settlements of $1.7 million, resulting in a loss on conversion of $0.9 million.

Debt to Equity Conversions

The conversions occurred over multiple tranches throughout the year, during which the Company’s stock price experienced substantial volatility. The trading price of the Company’s common stock ranged from a low of approximately $0.10 to a high of $1.30 during the period. The Company recognized a loss on extinguishment of debt of $0.9 million due to the volatility of the Company’s common stock price.

Shares Issuances

On January 6, 2026, the Company issued Streeterville Capital, LLC (“Streeterville”) 99 shares of common stock pursuant to an exchange of a partitioned note in the amount of $100,000.

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

On January 12, 2026, the Company issued Agile 30,240 shares of Series D Convertible Preferred Stock pursuant to the Securities Exchange Agreement.

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

On March 30, 2026, we entered into an agreement to purchase two additional primary sponsorships for the 2026 NHRA Tony Stewart Racing Nitro team racing season. Whereby the Company issued 53,334 shares of our Series D Convertible Preferred Stock.

LTIP Shares

On April 9, 2025, the Company registered an aggregate of 25,383 shares of common stock pursuant to the 2021 Long-Term Incentive Plan and the 2025 Stock Incentive Plan. No shares have been issued under the 2025 Stock Incentive Plan through March 31, 2026.

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

Conversion of Revenue Interest Loan for Preferred Stock Series D and Potential Issuance of Common Stock Equivalents from the Conversion of Series D

Refer to Note 10 for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the three months ended March 31, 2026 and 2025.

NOTE 13 – LEASES AND LEASED PREMISES

Rental Payments under Non-cancellable Operating Leases and Equipment Leases

The Company, through its purchase of Champion, acquired several long-term leases for two manufacturing facilities, three office spaces, five distribution centers, and five retail spaces. Four of its distribution centers also have retail operations for which it leases its facilities. Lease terms on the various spaces’ range from a month-to-month lease (30 days) to a long-term lease expiring in August of 2029. Of the acquired long-term leases the Company is no longer leasing four of the distribution centers and four of the retail spaces.

Rent expense for operating leases totaled approximately $46,000 and $57,000 for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in our condensed consolidated statement of operations in Rental expense, warehousing, outlet expense and Administrative and other. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	March 31, 2026	December 31, 2025
		(Unaudited)	(Audited)
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$2,065,734	$2,248,784
Right-of-use lease liability, current	Other current liabilities	$811,847	$797,447
Right-of-use lease liability, long-term	Right-of-use operating lease liability	$1,301,792	$1,475,523

As of March 31, 2026, weighted-average remaining lease term and discount rate were as follows:

March 31, 2026
Weighted Average Remaining Lease Term:
Operating leases	2.67 years
Weighted Average Discount Rate:
Operating leases	12.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026	$791,256
2027	874,388
2028	520,241
2029	278,328
Total future minimum lease payments, undiscounted	2,464,213
Less: Imputed interest	(350,574)
Present value of future minimum lease payments	$2,113,639

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the three months ended March 31, 2026 and 2025, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of March 31, 2026 and December 31, 2025 there were no outstanding letters of credit issued during the normal course of business.

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

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Rule”). As a result of non-compliance with the Rule, the Staff determined to delist the Company’s securities (common stock (“AREB”) and publicly traded warrants (“AREBW”)) from The Nasdaq Capital Market at the opening of business on February 13, 2026, unless the Company was to request an appeal of the determination by February 11, 2026. On February 11, 2026, the Company requested a hearing and appeal the Staff’s delisting determination. The filing of the hearing request resulted in a stay of any suspension or delisting action pending the conclusion of the hearing process. The Nasdaq appeal hearing was held on March 24, 2026. On March 23, 2026, the Company effectuated a 1-for-100 reverse stock split, which resulted in the Company failing to comply with the minimum 500,000 publicly held shares requirement for continued inclusion set forth in Nasdaq Listing Rule 5550(a)(4). The Company’s common stock was halted from trading pending compliance with the minimum publicly held share rule through April 27, 2026.

On May 12, 2026, the Company received notice from the Nasdaq appeal panel denying the Company’s request to continue its listing on Nasdaq. Trading in the Company’s securities will be suspended at the open of trading on May 13, 2026. The Company may appeal the decision to the Nasdaq Listing and Hearing Review Council within 15 days of the date of the notice. As of the date of this report, the Company has not determined whether or not it will appeal the decision.

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Three Months Ended March 31,
	2026	2025
Total revenues	$1,985,191	$2,511,324
Less:
Cost of revenues (excluding amortization and depreciation)	2,379,236	2,222,270
Consulting/payroll and other costs	1,081,869	738,977
Share based compensation expense	62,500	164,063
Product development costs	5,506	93,467
Marketing and brand development costs	1,259,798	695,491
Administrative and other (1)	1,339,354	1,563,475
Interest expense, net	1,345,751	723,678
Remeasurement and loss on debt extinguishment and settlement of liability	1,359,291	1,387,159
Other income	(6,500)	(18,000)
Loss on equity investments	12,617	-
Segment net loss	(6,854,231)	(5,059,256)

Reconciliation of net loss:
Adjustments and reconciling items	-	-
Consolidated net loss	$(6,854,231)	$(5,059,256)

(1)	Inclusive of administrative and other, depreciation and amortization, and rental expense, warehousing and outlet expense.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of March 31, 2026, through the date the financial statements were issued and determined that there were the following subsequent events:

Subsequent to March 31, 2026, Company issued 3,531,110 shares of common stock pursuant to various exchanges of 1,510 shares of Series E Preferred Stock.

On April 13, 2026, two holders of 66,448 shares of Series D Convertible Preferred Stock converted such shares into 332,240 shares of common stock.

On April 17, 2026, two holders of 69,750 shares of Series D Convertible Preferred Stock converted such shares into 348,750 shares of common stock.

On April 27, 2026, seven holders of 183,553 shares of Series D Convertible Preferred Stock converted such shares into 917,765 shares of common stock.

On April 28, 2026, Silverback Capital Corporation (“SCC”), pursuant to the Settlement Agreement and Stipulation dated as of October 28, 2025, as amended, requested the issuance of 200,000 shares of Common Stock to SCC, representing a payment of approximately $75,000.

On April 10, 2026, the Company entered into a two-year promissory note with an accredited investor (the “Lender”) in the gross principal amount of $270,000 (the “Note”). An original issue discount of $40,500 and guaranteed interest of $40,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $189,000. The Notes are required to be paid in one lump sum payment of $270,000 on or before April 6, 2028. In addition, on the 150th day after the issuance date of the Note, the Company shall pay the Lender a monitoring fee of $10,000.00.

On May 5, 2026, the Company entered into an Exchange Agreement (the “Note Exchange”) with Streeterville. The Company previously entered into that certain Secured Promissory Note (the “Note”), with an original issuance date of June 26, 2025 in the principal amount of $5,470,000. Pursuant to the Note Exchange, the Company and Streeterville agreed to partition new Secured Promissory Note in the original principal amount of $63,000 (the “Partitioned Note”) from the Note and then cause the outstanding balance of the Note to be reduced by an amount equal to the initial outstanding balances of the Partitioned Note. Concurrently, the Partitioned Note was exchanged for 262,500 shares of the Company’s common stock.

On May 6, 2026, the Company entered into eleven additional Note Exchanges with Streeterville. Pursuant to the Note Exchanges, the Company and Streeterville agreed to additional Partitioned Notes in the original principal amounts totaling $759,000 from the Note and then cause the outstanding balance of the Note to be reduced by an amount equal to the initial outstanding balances of the Partitioned Notes. Concurrently, the Partitioned Notes were exchanged for 2,790,436 shares of the Company’s common stock.

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

Except as otherwise indicated by the context, references in this report to “Company,” “American Rebel Holdings,” “American Rebel,” “we,” “us” and “our” are references to American Rebel Holdings, Inc. and its operating subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, ARH Sub, LLC, Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, Champion Safe De Mexico, S.A. de C.V and American Rebel Licensing NIL I, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

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

Our results of operations and financial condition may be impacted positively and negatively by certain general macroeconomic and industry-wide conditions.

Recent Development

Expanding Scope of Operations Activities by Brand Licensing

We believe that American Rebel has significant potential for branded products as a lifestyle brand. As the American Rebel Brand continues to grow in popularity, we anticipate generating additional revenues from licensing fees earned from third parties who wish to engage the American Rebel community. Along these lines, in February of 2026 we formed a new majority owned subsidiary, American Rebel Licensing NIL I, Inc., to pursue licensing opportunities in fiscal 2026. While the Company does not currently generate material revenues from licensing fees, our management team believes the American Rebel brand name may in the future have significant licensing value to third parties that seek the American Rebel name to brand their products to market to the American Rebel target demographic. For example, a tool manufacturer that wants to pursue an alternative marketing plan for a different look and feel could license the American Rebel brand name for their line of tools and market their tools under our distinct brand. This licensee would benefit from the strong American Rebel brand with their second line of American Rebel branded tools as they would continue to sell both of the lines of tools. Conversely, American Rebel could potentially benefit as a licensee of products. If American Rebel determines a third party has designed, engineered, and manufactured a product that would be a strong addition to the American Rebel catalog of products, American Rebel could license that product from the third-party and sell the licensed product under the American Rebel brand.

Results of Operations

From inception through March 31, 2026, we have generated an accumulated deficit of $106,385,187. We expect to incur additional losses during fiscal year ending December 31, 2026, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the three months ended March 31, 2026, we reported Revenues of $1,985,191 compared to Revenues of $2,511,324 for the three months ended March 31, 2025. The decrease in Revenues of $526,133 (or (21%) period over period) for the current period compared to the three months ended March 31, 2025 is attributable to slower sales for 2026 and current market conditions. For the three months ended March 31, 2026, we reported Cost of Goods Sold of $2,379,236 compared to Cost of Goods Sold of $2,222,270 for the three months ended March 31, 2025. The increase in Cost of Goods Sold of $156,966 (or 7% period over period) for the current period is primarily attributable to increased raw materials costs. For the three months ended March 31, 2026, we reported Gross Margin of $(394,045), compared to Gross Margin of $298,054 for the three months ended March 31, 2025 and a Gross Margin percentage of (20%) for the three months ended March 31, 2026 compared to 12% for the three months ended March 31, 2025. In general, second amendment businesses have experienced a slowdown in sales volume during the past year and has incurred increased costs of operations.

Operating Expenses

Total operating expenses for the three months ended March 31, 2026 were $3,749,027 compared to $3,255,473 for the three months ended March 31, 2025 as further described below. Overall, we experienced a $493,554 increase in operating expenses period over period. This increase is primarily due to the new 2026 sponsorships for Tony Stewart Racing of approximately $0.2 million, other TSR related contracts of $0.1 million and marketing of $0.3 million over the previous period.

For the three months ended March 31, 2026, we incurred consulting/payroll and other costs of $1,081,869 compared to consulting/payroll and other costs of $738,977 for the three months ended March 31, 2025. The increase in consulting/payroll and other costs of $342,892 (or 46% period over period) was primarily due to the increase in payroll expenses for contract labor.

For the three months ended March 31, 2026, we incurred rental expense, warehousing, outlet expense of $45,688, compared to rental expense, warehousing, outlet expense of $57,114 for the three months ended March 31, 2025. The decrease in rental expense, warehousing, outlet expense of $11,426 is due to the reduction of leased properties that the Company rents to conduct the Champion business acquisition.

For the three months ended March 31, 2026, we incurred product development expenses of $5,506 compared to product development expenses of $93,467 for the three months ended March 31, 2025. The decrease in product development expenses of $87,961 is due to the timing of development expenses in connection with the private label beer. We expect to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended March 31, 2026, we incurred marketing and brand development expenses of $1,259,798 compared to marketing and brand development expenses of $695,491 for the three months ended March 31, 2025. The increase in marketing and brand development expenses of $564,307 (or 81% period over period) relates primarily to market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended March 31, 2026, we incurred administrative and other expense of $1,169,182 compared to administrative and other expense of $1,470,587 for the three months ended March 31, 2025. The decrease in administrative and other expense of $301,405 (or (20%) period over period) relates directly to decreased professional fees including accounting and legal fees.

For the three months ended March 31, 2026, we incurred depreciation and amortization expense of $124,484 compared to depreciation and amortization expense of $35,774 for the three months ended March 31, 2025. The increase primarily relates to the building, furniture and equipment acquired as part of the 218 LLC investment.

Other income and expenses

For the three months ended March 31, 2026, we incurred interest expense of $1,345,882 compared to interest expense of $723,942 for the three months ended March 31, 2025. The increase in interest expense of $621,940 is due to a significant number of notes we have entered into and subsequently converted or modified. For the three months ended March 31, 2026, we incurred a loss on debt extinguishment of $903,573 and loss on settlement of liability of $455,718 compared to a loss on debt extinguishment of $499,794 and loss on settlement of liability of $887,365 for the three months ended March 31, 2025. This is due to the increased amount of conversions of debt into equity in 2026 and the amended Streeterville loan payable. The decrease in loss on settlement of liability is due to the decrease in the amount of conversions of liabilities to equity by SCC.

Net Loss

Net loss for the three months ended March 31, 2026 amounted to $6,972,464, resulting in a loss per share of $(71.28), compared to a net loss of $5,059,256 for the three months ended March 31, 2025, resulting in a loss per share of $(937,997.93) (adjusted for various reverse stock splits). The increase in the net loss for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to a myriad of increased expenses that we incurred in the quarter, such as consulting, marketing and interest as well as a significant loss on debt extinguishment.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital increased by $3,624,018 period over period where we had a working capital deficit of $(20,321,313) at December 31, 2025 compared to a working capital deficit balance of $(16,697,295) at March 31, 2026. This working capital increase was due to decreased working capital loans and increase in prepaid expenses. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the three months ended March 31, 2026, we reduced anticipated cash outflows of $6.2 million through the issuance of common stock in exchange for settlement of our outstanding debt and payables.

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

Promissory Notes – Working Capital

Over the past twelve months, we entered into various working capital notes with a total balance of approximately $15.2 million as of March 31, 2026. The promissory notes have various terms – refer to Note 10 of our condensed consolidated financial statements for the specific terms of each promissory note.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of March 31, 2026, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended March 31, 2026, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1a – Risk Factors

Factors that could cause or contribute to differences in our future financial and operating results include those discussed in the risk factors set forth in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025. These risks are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on the Company. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2 - Unregistered Sales of Equity Securities

Reverse Stock Splits

On February 2, 2026, the Company effectuated a 1-for-20 reverse stock split.

On March 23, 2026, the Company effectuated a 1-for-100 reverse stock split.

The share numbers and pricing information in this report are adjusted to reflect the reverse stock splits.

Issuances of Securities During the Quarter Ended March 31, 2026

On January 6, 2026, the Company issued Streeterville Capital, LLC (“Streeterville”) 99 shares of common stock pursuant to an Exchange Agreement.

On January 8, 2026, Silverback Capital Corporation (“SCC”) requested the issuance of 135 shares of Common Stock to SCC, representing a payment of approximately $137,500.

On January 8, 2026, Boot Capital LLC converted $33,062.50 of the principal amount owed under the July 7, 2025 promissory note into 33 shares of common stock.

On January 8, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the July 7, 2025 promissory note into 50 shares of common stock.

On January 9, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the July 7, 2025 promissory note into 50 shares of common stock.

On January 9, 2026, the Company authorized the issuance of 100 shares of common stock to James T. Porter pursuant to a Rescission Agreement.

On January 12, 2026, 1800 Diagonal Lending LLC converted $55,000 of the principal amount owed under the July 7, 2025 promissory note into 56 shares of common stock.

On January 12, 2026, the Company issued Agile Capital Funding, LLC (“Agile”) 30,240 shares of Series D Convertible Preferred Stock pursuant to a Securities Exchange Agreement.

On January 13, 2026, the Company issued Streeterville 142 shares of common stock pursuant to an Exchange agreement.

On January 13, 2026, Boot Capital LLC converted $33,062.50 of the principal amount owed under the July 7, 2025 promissory note into 35 shares of common stock.

On January 14, 2026, 1800 Diagonal Lending LLC converted $60,000 of the principal amount owed under the July 7, 2025 promissory note into 133,333 shares of common stock.

On January 15, 2026, 1800 Diagonal Lending LLC converted $38,250 of the principal amount owed under the July 7, 2025 promissory note into 67 shares of common stock.

On January 16, 2026, the Company issued Streeterville 176 shares of common stock pursuant to an exchange agreement at a per share price of $653.80.

On January 22, 2026, the Company issued Streeterville 3,505 shares of common stock pursuant to certain Note Exchange agreements at a per share price of $637.60.

On January 26, 2026, the Company issued Streeterville 18 shares of common stock pursuant to an exchange agreement at a per share price of $437.40.

On February 5, 2026, the Company issued Streeterville 127 shares of common stock pursuant to certain Note Exchange agreements at a per share price of $2,600.

On February 13, 2026, the Company issued Streeterville 693 shares of common stock pursuant to certain Note Exchange agreements at a per share price of $582.80.

On February 18, 2026, the Company issued Streeterville 325 shares of common stock pursuant to certain Note Exchange agreements at a per share price of $400.

On February 25, 2026, the Company issued Streeterville 1,225 shares of common stock pursuant to five exchanges of 490 shares of Series E Preferred Stock.

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

On March 24, 2026, the Company issued 98,000 shares of Series D Convertible Preferred Stock to Agile pursuant to an Exchange and Settlement Agreement.

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

On March 23, 2026, the Company effectuated a 1-for-100 reverse stock split. On April 6, 2026, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 3,218,299 shares of common stock to CEDE & Co. for distribution to stockholders effected by the rounding.

Subsequent Issuances of Securities After the Quarter Ended March 31, 2026

On April 13, 2026, two holders of 66,448 shares of Series D Convertible Preferred Stock converted such shares into 332,240 shares of common stock.

On April 17, 2026, two holders of 69,750 shares of Series D Convertible Preferred Stock converted such shares into 348,750 shares of common stock.

On April 27, 2026, seven holders of 183,553 shares of Series D Convertible Preferred Stock converted such shares into 917,765 shares of common stock.

On April 28, 2026, SCC, pursuant to the Settlement Agreement and Stipulation dated as of October 28, 2025, as amended, requested the issuance of 200,000 shares of Common Stock to SCC, representing a payment of approximately $75,000.

On April 28, 2026, the Company issued Streeterville 405,000 shares of common stock pursuant to two exchanges of 445.5 shares of Series E Preferred Stock at a per share price of $1.10.

On April 29, 2026, the Company issued Streeterville 202,702 shares of common stock pursuant to an exchange of 490 shares of Series E Preferred Stock at a per share price of $0.592.

On April 30, 2026, the Company issued Streeterville 816,299 shares of common stock pursuant to three exchanges of 323.5 shares of Series E Preferred Stock at a per share price of $0.396.

On April 30, 2026, 1800 Diagonal Lending LLC converted $50,000 of the principal amount owed under the October 14, 2025 promissory note into 170,882 shares of common stock at aper share price of $0.2926.

On April 30, 2026, 1800 Diagonal Lending LLC converted $55,645 of the remaining principal amount owed under the October 14, 2025 promissory note into 185,483 shares of common stock at aper share price of $0.30.

On May 1, 2026, the Company issued Streeterville 542,902 shares of common stock pursuant to two exchanges of 205 shares of Series E Preferred Stock at a per share price of $0.378.

On May 4, 2026, the Company issued Streeterville 534,375 shares of common stock pursuant to two exchanges of 171 shares of Series E Preferred Stock at a per share price of $0.32.

On May 5, 2026, the Company issued Streeterville 1,020,832 shares of common stock pursuant to four exchanges of 245 shares of Series E Preferred Stock at a per share price of $0.24.

On May 5, 2026, the Company issued Streeterville 262,500 shares of common stock pursuant to a Note Exchange agreement at a per share price of $0.24.

On May 6, 2026, the Company issued Streeterville 2,790,436 shares of common stock pursuant to certain Note Exchange agreements at a per share price of $0.272.

On May 11, 2026, the Company issued Streeterville 541,957 shares of common stock pursuant to certain Note Exchange agreements at a per share price of $0.1716.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2026.

Item 3 – Defaults upon Senior Securities

The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses from operations and cash flow difficulties. The Company’s accumulated deficit was ($106,385,187) as of March 31, 2026 and ($99,411,489) as of December 31, 2025. The Company has experienced cash flow restraints and has missed payments due under several financing agreements. To date, the majority of lenders have been working with the Company towards amenable solutions to remedy any issues related to such agreements.

The ability of the Company to continue as a going concern is dependent upon its ability to raise capital from the sale of its equity and, ultimately, the achievement of significant operating revenues and profitability. The Company had previously had an effective Reg. A+ offering seeking to raise approximately $20.0 million; however, due to the termination of its prior PCAOB accountants and the requirement to re-audit its financial statements for the past two years for inclusion in the Reg. A+ offering documents the Company is unable to access any capital under the offering and the offering expired. The Company anticipates filing a new Reg. A+ offering in 2026.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

Nasdaq Hearings Panel Decision

On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Rule”). While companies are typically afforded a 180-calendar-day compliance period to comply with the Rule, the Staff concluded that the Company was not eligible for the compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv) due to the fact that the Company effected four reverse stock splits since October of 2024, specifically a 1-for-9 reverse stock split on October 2, 2024, a 1-for-25 reverse stock split on March 31, 2025 , a 1-for-20 reverse stock split on October 3, 2025, and a 1-for-20 reverse stock split on February 2, 2026, resulting in a cumulative ratio of 1-for-90,000. Listing Rule 5810(c)(3)(A) states in part, “if a Company’s security fails to meet the continued listing requirement for minimum bid price and the Company has effected a reverse stock split over the prior one-year period; or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the Company shall not be eligible for any compliance period specified in this Rule 5810(c)(3)(A) and the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security.” As a result of non-compliance with the Rule, the Staff determined to delist the Company’s securities (common stock (“AREB”) and publicly traded warrants (“AREBW”)) from The Nasdaq Capital Market at the opening of business on February 13, 2026, unless the Company was to request an appeal of the determination by February 11, 2026. On February 11, 2026, the Company requested a hearing and appeal the Staff’s delisting determination. The filing of the hearing request resulted in a stay of any suspension or delisting action pending the conclusion of the hearing process. The Nasdaq appeal hearing was held on March 24, 2026. On March 23, 2026, the Company effectuated a 1-for-100 reverse stock split, which resulted in the Company failing to comply with the minimum 500,000 publicly held shares requirement for continued inclusion set forth in Nasdaq Listing Rule 5550(a)(4). The Company’s common stock was halted from trading pending compliance with the minimum publicly held share rule through April 27, 2026.

On May 12, 2026, the Company received notice from the Nasdaq appeal panel denying the Company’s request to continue its listing on Nasdaq. Trading in the Company’s securities will be suspended at the open of trading on May 13, 2026. The Company may appeal the decision to the Nasdaq Listing and Hearing Review Council within 15 days of the date of the notice. As of the date of this report, the Company has not determined whether or not it will appeal the decision.

Streeterville June 2025 Note Exchange Agreement

On May 11, 2026, the Company entered into two Exchange Agreements (the “Note Exchanges”) with Streeterville. The Company previously entered into that certain Secured Promissory Note (the “Note”), with an original issuance date of June 26, 2025 in the principal amount of $5,470,000. Pursuant to the Note Exchanges, the Company and Streeterville agreed to partition new Secured Promissory Notes in the original principal amount of $93,000 (the “Partitioned Notes”) from the Note and then cause the outstanding balance of the Note to be reduced by an amount equal to the initial outstanding balances of the Partitioned Notes. Concurrently, the Partitioned Notes were exchanged for 541,947 shares of the Company’s common stock.

The form of Note Exchange was identical for each exchange except for the Partitioned Note amounts and number of shares converted thereunder.

The foregoing description of the Note Exchanges are not a complete description of all of the parties’ rights and obligations under the Note Exchanges, and are qualified in its entirety by reference to the Form Note Exchange Agreement, a copy of which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2026.

Streeterville Capital Funds Release

As previously disclosed, on June 26, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company issued and sold to Streeterville a secured promissory note in the original principal amount of $5,470,000. On the Closing Date, Streeterville paid $375,000.00 to the Company and $4,625,000.00 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly-owned subsidiary, ARH Sub, LLC, a Utah limited liability company, to be held pursuant to the Deposit Account Control Agreement (“DACA”). On May 10, 2026, Streeterville and ARH Sub sent joint instructions to Lakeside Bank to release $250,000 from the DACA to the Company.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-9 Reverse Stock Split (Incorporation by reference to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
3.6	ARH Sub Operating Guidelines (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 3, 2025)
3.7	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on October 3, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 23, 2025)
3.8	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on February 2, 2026 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 22, 2026)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.5	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.6	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.7	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 6, 2023)
4.8	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.9	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 16, 2024)
4.10	Form of Prefunded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 10, 2025)
4.11	Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 10, 2025)
4.12	Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 10, 2025)
4.13	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 10, 2025)
4.14	Streeterville Capital OID Note dated June 26, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 3, 2025)
4.15	Certificate of Designation of Series E Preferred Stock dated August 22, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed August 26, 2025)
4.16	Streeterville Capital Exchange Note dated September 10, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 12, 2025)
4.17	Streeterville Capital Warrant dated September 10, 2025 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed September 12, 2025)
4.18	Amended Certificate of Designation of Series D Convertible Preferred Stock dated September 24, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 25, 2025)
4.19	Amended and Restated Certificate of Designation of Series E Preferred Stock dated March 29, 2026 (Incorporated by reference to Exhibit 4.20 to Form 10-K, filed March 31, 2026)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.8†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.9†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.10†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)

10.11	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.12	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 15, 2025)
10.13	Agile Lending Subordinated Business Loan and Security Agreement (Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 9, 2025)
10.14	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.15	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.16	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.17	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.18	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.19	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.20	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)
10.21	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.22	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.23	Shelor Motor Mile Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 26, 2027 (Incorporated by reference to Exhibit 10.66 to Form 10-K filed on April 9, 2025)
10.24	2025 Stock Incentive Plan dated April 2, 2025 (Incorporated by reference to Exhibit 10.67 to Form 10-K filed on April 9, 2025)
10.25	Silverback Capital Second Settlement Agreement and Stipulation dated April 2, 2025 (Incorporated by reference to Exhibit 10.68 to Form 10-K filed on April 9, 2025)
10.26	OID Note Conversion Agreement dated April 4, 2025 (Incorporated by reference to Exhibit 10.69 to Form 10-K filed on April 9, 2025)
10.27	1800 Diagonal Note dated April 7, 2025 (Incorporated by reference to Exhibit 10.70 to Form 10-K filed on April 9, 2025)
10.28	1800 Diagonal Securities Purchase Agreement dated April 7, 2025 (Incorporated by reference to Exhibit 10.71 to Form 10-K filed on April 9, 2025)
10.29	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2025)
10.30	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 10, 2025)
10.31	1800 Diagonal Note dated April 10, 2025 Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2025)
10.32	1800 Diagonal Securities Purchase Agreement dated April 10, 2025 Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 14, 2025)
10.33	Form of OID Note dated May 27, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 30, 2025)
10.34	Bank of America Forbearance Agreement dated May 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2025)
10.35	Streeterville Capital Note Purchase Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2025)
10.36	Streeterville Capital DACA dated June 26, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 3, 2025)
10.37	Streeterville Capital Guaranty dated June 26, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 3, 2025)
10.38	Streeterville Capital Pledge Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 3, 2025)
10.39	1800 Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 14, 2025)
10.40	1800 Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 14, 2025)
10.41	Boot Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 14, 2025)
10.42	Boot Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 14, 2025)
10.43	OID Note dated July 31, 2025 (Incorporated by reference to Exhibit 10.80 to Form 10-Q filed August 13, 2025)
10.44	Agile Capital Funding Securities Exchange Agreement dated August 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 21, 2025)
10.45	Note Purchase Agreement dated August 22, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed August 26, 2025)
10.46	1800 Diagonal Note dated August 25, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 28, 2025)
10.47	1800 Diagonal Securities Purchase Agreement dated August 25, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K/A filed August 28, 2025)
10.48	FMW Consulting Services Agreement dated August 28, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2025)
10.49	Streeterville Capital Global Amendment dated September 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 12, 2025)
10.50	Streeterville Capital Exchange Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 12, 2025)

10.51	Streeterville Capital Guaranty dated September 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 12, 2025)
10.52	Streeterville Capital Security Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed September 12, 2025)
10.53	Streeterville Capital Pledge Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed September 12, 2025)
10.54	218 LLC Mutual Termination Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 15, 2025)
10.55	218 LLC Membership Interest Purchase Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 15, 2025)
10.56	218 LLC Promissory Note dated September 15, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 15, 2025)
10.57	RAEK Minority Membership Interest Purchase Agreement dated September 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 3, 2025)
10.58	Horberg Securities Purchase Agreement dated October 1, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 3, 2025)
10.59	1800 Diagonal Note dated October 14, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 17, 2025)
10.60	1800 Diagonal Securities Purchase Agreement dated October 14, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 17, 2025)
10.61	Silverback Capital Settlement Agreement and Stipulation dated October 28, 2025 (Incorporated by reference to Exhibit 10.98 to Form 10-Q, filed November 10, 2025)
10.62	Agile Capital Funding Subordinated Business Loan and Security Agreement dated December 4, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed December 12, 2025)
10.63	1800 Note dated December 15, 2025 (Incorporated by references to Exhibit 10.1 to Form 8-K, filed December 23, 2025)
10.64	1800 Securities Purchase Agreement dated December 15, 2025 (Incorporated by references to Exhibit 10.2 to Form 8-K, filed December 23, 2025)
10.65	Boot Note dated December 15, 2025 (Incorporated by references to Exhibit 10.3 to Form 8-K, filed December 23, 2025)
10.66	Boot Securities Purchase Agreement dated December 15, 2025 (Incorporated by references to Exhibit 10.4 to Form 8-K, filed December 23, 2025)
10.67	RAEK Data Option Exercise Notice dated December 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 5, 2026)
10.68	True Speed Enterprises Sponsorship Agreement dated December 31, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed January 5, 2026)
10.69	Amended and Restated 2025 Stock Incentive Plan dated December 31, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed January 5, 2026)
10.70	Streeterville Exchange Agreement dated January 6, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 13, 2026)
10.71	Streeterville Second Exchange Agreement dated January 13, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed January 13, 2026)
10.72	SB Capital Amendment to Settlement Agreement and Stipulation dated January 7, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed January 13, 2026)
10.73	Agile Exchange and Settlement Agreement dated January 12, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed January 13, 2026)
10.74†	Amendment No.1 to Lambrecht Employment Agreement dated January 8, 2026 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed January 13, 2026)
10.75†	Porter Rescission Agreement dated January 9, 2026 (Incorporated by reference to Exhibit 10.6 to Form 8-K, filed January 13, 2026)
10.76	1800 Diagonal Note dated January 15, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 22, 2026)
10.77	1800 Diagonal Securities Purchase Agreement dated January 15, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 22, 2026)
10.78	Streeterville Exchange Agreement #3 dated January 16, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 22, 2026)
10.79	SB Capital Amendment to Settlement Agreement and Stipulation #2 dated January 20, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 22, 2026)
10.80	Form of Streeterville Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 29, 2026)
10.81	Form of Streeterville Series E Preferred Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2026)
10.82	1800 Diagonal Note dated March 9, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 17, 2026)
10.83	1800 Diagonal Securities Purchase Agreement dated March 9, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 17, 2026)
10.84	Registration Rights Agreement dated March 12, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 17, 2026)
10.85	218 LLC Purchase and Exchange Agreement dated March 19, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2026)
10.86	Agile Exchange and Settlement Agreement dated March 24, 2026 (Incorporated by reference to Exhibit 10.86 to Form 10-K filed on March 31, 2026)
10.87	Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 30, 2026 (Incorporated by reference to Exhibit 10.87 to Form 10-K filed on March 31, 2026)
10.88	Form of Streeterville Series E Preferred Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 29, 2026)
10.89	OID Note dated April 10, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 29, 2026)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
14.2	Whistleblower Policy (Incorporated by reference to Exhibit 14.2 to Form 10-K filed on April 12, 2024)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Executive Compensation Recovery Policy (Incorporated by reference to Form 10-K/A filed on April 30, 2025)
99.1#	Nasdaq delisting press release dated May 12, 2026
101.INS#	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB#	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

** Furnished herewith.

*** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2026

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Darin Fielding
	Charles A. Ross, Jr., CEO		Darin Fielding
	(Principal Executive Officer)		President (Interim Principal Accounting Officer)

