Form 10-Q
period 2026-06-30
AMERICAN REBEL HOLDINGS INC
filed 2026-08-10
CIK 1648087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of August 10, 2026 was 28,489,850.

AMERICAN REBEL HOLDINGS, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Interim Condensed Consolidated Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets of American Rebel Holdings, Inc. at June 30, 2026 (Unaudited) and December 31, 2025 (Audited)	3

	Condensed Consolidated Statements of Operations of American Rebel Holdings, Inc. for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) of American Rebel Holdings, Inc. for the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows of American Rebel Holdings, Inc. for the Six Months Ended June 30, 2026 and 2025 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION		50

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

Signatures		58

Part I. Financial Information

Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,455	$147,586
Accounts receivable, net	603,562	949,515
Prepaid expense	1,116,674	1,792,567
Inventory	1,786,533	2,755,320
Total Current Assets	3,603,224	5,644,988

Property and Equipment, net	14,122,057	14,345,741

OTHER NON-CURRENT ASSETS:
Restricted cash	1,124,449	2,624,501
Lease deposits and other	169,122	59,730
Investments	6,474,616	6,499,851
Right-of-use lease assets	1,826,063	2,248,784
Intangible assets, net	375,000	400,000
Total Other Assets	9,969,250	11,832,866

TOTAL ASSETS	$27,694,531	$31,823,595

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and other payables	$4,828,331	$3,502,362
Accrued expense and other	1,846,325	722,324
Accrued interest	183,122	554,375
Deferred revenue	405,050	369,607
Loan – Officers – related party	11,811	3,800
Loans – Working capital, net	14,612,819	19,616,386
Loan – Director – related party	400,000	400,000
Right-of-use lease liability, current	739,411	797,447
Total Current Liabilities	23,026,869	25,966,301

Right-of-use lease liability, long-term	1,093,856	1,475,523

TOTAL LIABILITIES	24,120,725	27,441,824

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 762,001 and 1,521,701 issued and outstanding, at June 30, 2026 and December 31, 2025, respectively, comprised of Preferred Shares A, B, D and E, of which no Series C or E was outstanding at June 30, 2026
Preferred - Series A	123	123
Preferred - Series B	75	75
Preferred - Series C	-	-
Preferred - Series D	564	1,321
Preferred - Series E	-	2
Common stock, $0.001 par value; 600,000,000 shares authorized; 21,004,164 and 3,362 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	21,004	3
Additional paid in capital	115,932,812	103,791,736
Noncontrolling interest in American Rebel Licensing NIL I, Inc.	(13,575)	-
Accumulated deficit	(112,367,197)	(99,411,489)
TOTAL STOCKHOLDERS’ EQUITY	3,573,806	4,381,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,694,531	$31,823,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The Company’s common stock outstanding as of December 31, 2025, has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,986,066	$2,842,596	$3,971,257	$5,353,920
Cost of goods sold	2,142,041	2,873,969	4,521,277	5,096,240
Gross margin	(155,975)	(31,373)	(550,020)	257,680

Expenses:
Consulting/payroll and other costs	1,070,582	973,753	2,152,451	1,712,730
Compensation expense – officers – deferred comp – related party	62,500	164,063	125,000	328,126
Rental expense, warehousing, outlet expense	36,978	48,253	82,666	105,366
Product development costs	6,700	648,357	12,206	741,824
Marketing and brand development costs	1,239,707	970,806	2,499,505	1,666,297
Administrative and other	2,033,426	1,324,575	3,202,608	2,795,160
Depreciation and amortization expense	124,201	37,100	248,685	72,875
Total operating expenses	4,574,094	4,166,907	8,323,121	7,422,378
Operating loss	(4,730,069)	(4,198,280)	(8,873,141)	(7,164,698)

Other income (expense)
Interest expense	(738,328)	(430,183)	(2,084,210)	(1,154,126)
Interest income	103	855	233	1,119
Other income	-	-	6,500	18,000
Loss on debt extinguishment	(171,755)	(11,817,991)	(1,075,328)	(12,317,785)
Remeasurement and loss on settlement of liabilities	(328,150)	(1,692,144)	(783,868)	(2,579,509)
Net income (loss) before income tax provision	(5,968,199)	(18,137,743)	(12,809,814)	(23,196,999)

Provision for income tax	-		-	-
Loss on equity method investments	(12,618)		(25,234)	-
Net income (loss)	$(5,980,817)	$(18,137,743)	$(12,835,048)	$(23,196,999)
Less: net income (loss) attributable to noncontrolling interest	(12,808)	-	(13,575)	-
Net income (loss) attributable to American Rebel Holdings, Inc.	$(5,968,009)	$(18,137,743)	$(12,821,473)	$(23,196,999)
Series E preferred stock dividends	$(14,000)	$-	$(133,000)	$-
Net income (loss) attributable to common stockholders	$(5,982,009)	$(18,137,743)	$(12,954,473)	$(23,196,999)
Basic and diluted income (loss) per share	$(0.59)	$(213,385.21)	$(2.52)	$(286,382.70)
Weighted average common shares outstanding - basic and diluted	10,131,534	85	5,143,420	81

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The Company’s common stock outstanding for the three and six months ended June 30, 2025, has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Common Stock	Common Stock Amount	Preferred Stock	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total

Balance - December 31, 2025	3,362	$3	1,521,701	$1,521	$103,791,736	$(99,411,489)	$-	4,381,771
Series A compensation expense	-	-	-	-	62,500	-	-	62,500
Issuance of Series D preferred stock and common stock for notes payable settlement	45,220	45	281,560	282	6,965,791	-	-	6,966,118
Issuance of Series D preferred stock	-	-	70,000	70	524,930	-	-	525,000
Issuance of Series D preferred stock and common stock for liabilities settlement	7,781	8	53,334	53	1,984,440	-	-	1,984,501
Issuance of Series D preferred stock and common stock for consulting services	-	-	18,000	18	134,982	-	-	135,000
Conversion of Series D preferred stock to common stock	89,820	90	(860,843)	(861)	(3,443)	-	-	(4,214)
Issuance of Series E preferred stock for preferred returns	-	-	119	-	120,234	(120,234)	-	-
Conversion of Series E preferred stock to common stock	24,500	25	(490)	-	(2)	-	-	23
Offering costs	-	-	-	-	(30,000)	-	-	(30,000)
Effect of reverse stock split round lot shares	62,683	63	-	-	19,268	-	-	19,331
Net loss	-	-	-	-	-	(6,853,464)	(767)	(6,854,231)
Balance - March 31, 2026	233,366	$233	1,083,381	$1,083	$113,570,436	$(106,385,187)	$(767)	$7,185,798
Series A compensation expense	-	-	-	-	62,500	-	-	62,500
Conversion of Series A preferred stock to common stock	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Issuance of common stock for notes payable settlement	9,129,377	9,129	-	-	1,821,046	-	-	1,830,175
Issuance of common stock for liabilities settlement	1,550,000	1,550	-	-	474,600	-	-	476,150
Conversion of Series D preferred stock to common stock	1,598,755	1,599	(319,751)	(320)	(1,279)	-	-	-
Issuance of Series E preferred stock for preferred returns	-	-	14	1	14,000	(14,001)	-	-
Conversion of Series E preferred stock to common stock	5,271,983	5,272	(1,643)	(2)	(5,270)	-	-	-
Effect of reverse stock split round lot shares	3,220,683	3,221	-	-	(3,221)	-	-	-
Net loss	-	-	-	-	-	(5,968,009)	(12,808)	(5,980,817)
Balance - June 30, 2026	21,004,164	$21,004	762,001	$762	$115,932,812	$(112,367,197)	$(13,575)	$3,573,806

Balance - December 31, 2024	-	$-	398,256	$398	$57,453,920	$(65,086,200)	$-	$(7,631,882)
Series A compensation expense	-	-	-	-	164,063	-	-	164,063
Issuance of common stock for liabilities settlement	-	-	-	-	2,597,427	-	-	2,597,427
Issuance of Series D preferred stock in connection with loans – working capital, net	-	-	18,736	19	190,352	-	-	190,371
Issuance of common stock in connection with consulting and financing arrangements	-	-	-	-	2,206	-	-	2,206
Conversion of Series D preferred stock into common stock	-	-	(88,334)	(89)	89	-	-	-
Conversion of notes payable into common stock	-	-	-	-	1,724,398	-	-	1,724,398
Effect of reverse stock split round lot shares	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(5,059,256)	-	(5,059,256)
Balance - March 31, 2025	-	$-	328,658	$328	$62,132,455	$(70,145,456)	$-	$(8,012,673)
Series A compensation expense	-	-	-	-	164,063	-	-	164,063
Issuance of Series D preferred stock and common stock for liabilities settlement	54	-	79,000	79	4,136,725	-	-	4,136,804
Issuance of Common stock in private placement	12	-	-	-	2,500,000	-	-	2,500,000
Conversion of notes payable into Common Stock	87	-	-	-	16,601,909	-	-	16,601,909
Conversion of Series D Preferred stock	1	-	(118,280)	(118)	118	-	-	-
Offering costs	-	-	-	-	(380,251)	-	-	(380,251)
Net loss	-	-	-	-	-	(18,137,743)	-	(18,137,743)
Balance - June 30, 2025	154	$-	289,378	$289	$85,155,019	$(88,283,199)	$-	$(3,127,891)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	The Company’s changes in stockholders’ equity for the three and six months ended June 30, 2025 has been retroactively restated for the various reverse stock splits as described in the footnotes.

AMERICAN REBEL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(12,835,048)	$(23,196,999)
Depreciation and amortization	248,685	72,875
Non-cash, in-kind interest	1,922,818	984,576
Deferred compensation in connection with Series A preferred shares	125,000	328,126
Loss on debt extinguishment	1,075,328	12,317,785
Loss on remeasurement and settlement of liabilities	783,868	2,579,509
Loss on equity method investments	25,234	-
Adjustments to reconcile net loss to cash (used in) operating activities:
Accounts receivable	345,953	(338,073)
Prepaid expense and other	810,893	(1,114,045)
Inventory	968,787	929,010
Lease deposits and other	(109,392)	(19,266)
Accounts payable	3,002,752	4,011,646
Accrued expenses	1,124,001	140,489
Accrued interest	(371,253)	-
Deferred revenue	35,443	45,479
Right-of-use lease liabilities	(16,982)	(100,774)
Net Cash Used in Operating Activities	$(2,863,913)	$(3,359,662)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(42,272)
Net Cash Provided by (Used in) Investing Activities	$-	$(42,272)

CASH FLOW FROM FINANCING ACTIVITIES:
Offering costs paid	$(30,000)	$(380,251)
Proceeds from loans - officer - related party	8,011	7,745
Proceeds from working capital loans, net	1,223,690	6,639,026
Repayments of working capital loans, net	(413,971)	(180,320)
Origination fees paid	-	(39,600)
Payments on line of credit	-	(350,000)
Proceeds from issuance of Series D preferred stock	525,000	-
Proceeds from issuance of Common stock	-	2,500,000
Net Cash Provided by Financing Activities	$1,312,730	$8,196,600

CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,551,183)	4,794,666

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	$2,772,087	$287,546

CASH AND CASH EQUIVALENTS AT END OF PERIOD	96,455	457,212
RESTRICTED CASH AT END OF PERIOD	1,124,449	4,625,000
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$1,220,904	$5,082,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$84,425	$155,148
Income taxes	-	-

Non-cash operating activities:
Prepaid expenses paid for with issuance of Company stock	$814,630	$1,410,000
Liabilities settled with issuance of Company stock	$1,279,042	$-
Non-cash investing activities:
Non-cash financing activities:
Debt converted to Company stock	$7,247,865	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN REBEL HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Nature of Operations

The Company develops and sells branded products in the self-defense, safe storage and other patriotic product areas using a wholesale distribution network, utilizing personal appearances, musical venue performances, as well as e-commerce and television. The Company’s products are marketed under the American Rebel Brand and are proudly imprinted with such branding. Through its “Champion Entities” (which consists of Champion Safe Co., Inc., Superior Safe, LLC, Safe Guard Security Products, LLC, and Champion Safe De Mexico, S.A. de C.V.), the Company promotes and sells its safe and storage products through a growing network of dealers, in select regional retailers and local specialty safe, sporting goods, hunting and firearms retail outlets, as well as through online avenues, including website and e-commerce platforms. The Company sells its products under the Champion Safe Co., Superior Safe Company and Safe Guard Safe Co. brands as well as the American Rebel Brand. On August 9, 2023, the Company entered into a Master Brewing Agreement (the “Brewing Agreement”) with Associated Brewing Company, a Minnesota limited liability company (“Associated Brewing”). Under the terms of the Brewing Agreement, Associated Brewing has been appointed as the exclusive producer and seller of American Rebel branded spirits, with the initial product being the American Rebel Light Beer (“American Rebel Beer”). We established American Rebel Beverages, LLC as a wholly owned subsidiary to hold our licenses with respect to the beer business. American Rebel Beer launched in 2024. In June of 2025 formed, ARH Sub, LLC, a Utah limited liability company (“ARH Sub”) to facilitate the Streeterville Capital Note (see Note 10). In September of 2025, the Company entered into an agreement for the acquisition of 100% of the membership interests of 218 LLC (“ARH Properties”), a limited liability company whose sole asset is a 20,829 square foot, four-story commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee. In February of 2026, the Company formed a new majority owned subsidiary, American Rebel Licensing NIL I, Inc., to pursue licensing opportunities.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, American Rebel, Inc., American Rebel Beverages, LLC, the Champion Entities, and ARH Sub, LLC, and ARH Properties. Additionally, the Company owns 95% of the outstanding equity interests of the American Rebel Licensing NIL I, Inc. The remaining 5% equity interest is held by a third-party investor and is presented as noncontrolling interest (“NCI”) in the accompanying condensed consolidated financial statements. The Company has determined that it has a controlling financial interest in American Rebel Licensing NIL I, Inc. in accordance with ASC 810 Consolidation and, accordingly, consolidates the subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

These steps are met when an order is received, a price is agreed to, and the product is shipped or delivered to that customer. Additionally, the Company offers extended warranties for the locking mechanism of its safes, which are separately purchased by customers. Warranty income is recognized over time based on the estimated useful life of the locks, which approximates 10 years. Unrecognized warranty income is presented as deferred revenue in the accompanying consolidated financial statements. Warranty income recognized was not significant for the three and six months ended June 30, 2026 and 2025.

The carrying amount of accounts receivable is reduced by an allowance for bad debts and expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. The allowance for doubtful accounts was approximately $278,000 and $270,000 at June 30, 2026 and December 31, 2025, respectively. Net accounts receivable was $603,562 and $949,515 at June 30, 2026 and December 31, 2025, respectively.

The following table sets forth the approximate percentage of revenue by primary category:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Percentage of revenue	2026	2025	2026	2025
Safes	88.3%	95.1%	89.6%	95.7%
Soft goods and other	1.4%	1.4%	1.0%	1.6%
Beverages	2.3%	3.5%	2.7%	2.7%
Rental	8.0%	-%	6.7%	-%
Total	100%	100%	100%	100%

Deferred Revenue

Deferred revenue as of June 30, 2026 and December 31, 2025, were $405,050 and $369,607, respectively, and represent unearned warranty income sold separately to customers. Warranty income is recognized over a 10-year estimated life.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2026 and December 31, 2025, respectively. The respective carrying value of certain financial instruments approximated their fair values as of year-end. These financial instruments include cash, accounts receivable and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts receivable and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Earnings Per Share

Net loss per common share is computed by dividing net loss, as adjusted for dividends accrued for Series E Preferred stock, which totaled $14,000 and $134,000 for the three and six months ended June 30, 2026, respectively, by the weighted average common shares outstanding during the period as defined by ASC 260 - Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year and the effect of pre-funded warrants issued. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Because the Company incurred net losses for each of the years presented, the effect of dilutive securities, excluding pre-funded warrants, have been excluded as the effect on EPS is antidilutive.

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

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025

Shares used in computation of basic earnings per share for the period ended	10,131,534	85
Total denominator	10,131,534	85

Net income (loss) attributable to common stockholders	$(5,982,009)	$(18,137,743)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Shares used in computation of basic earnings per share for the period ended	5,143,420	81
Total denominator	5,143,420	81

Net income (loss) attributable to common stockholders	$(12,954,473)	$(23,196,999)

In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be antidilutive.

Income Taxes

The Company follows ASC Topic 740 for recording provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expense or benefit is based on the changes in the asset or liability for each period. If available evidence suggests that it is more likely than not that some portion or the entire deferred tax asset will not be realized, a valuation allowance is required to reduce the deferred tax asset to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income tax in the period of change. For the three and six months ended June 30, 2026 and 2025, respectively, no income tax expense has been recorded given significant losses incurred and resulting valuation allowance on such losses.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by taxing authorities. As of June 30, 2026 and December 31, 2025, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months and maintains sufficient net operating loss carryforwards in the event uncertain tax positions are identified. As necessary, the Company classifies tax-related penalties and net interest as income tax expense.

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

Operating leases are included in operating lease Right-of-use assets and operating lease liabilities, current and non-current, on the Company’s condensed consolidated balance sheets. The Company had no financing leases as of and for the three and six months ended June 30, 2026 and 2025, nor at December 31, 2025.

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

Concentration Risk

The Company had two customers that accounted for $285,788 (or 33%) and $90,387 (or 11%) of accounts receivable, respectively, as of June 30, 2026. The Company did not have any vendor or customer concentrations at December 31, 2025.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses for the three and six months ended June 30, 2026 of ($5,980,817) and ($12,835,048), respectively. The Company’s accumulated deficit was ($112,367,197) as of June 30, 2026 and ($99,411,489) as of December 31, 2025. The Company’s working capital deficit was ($19,423,645) as of June 30, 2026, compared to a working capital deficit of ($20,321,313) as of December 31, 2025. On February 4, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq staff (the “Staff”) determined that the Company’s common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days, in violation of Nasdaq Listing Rule 5550(a)(2) (the “Rule”). As a result of non-compliance with the Rule, the Staff determined to delist the Company’s securities (common stock (“AREB”) and publicly traded warrants (“AREBW”)) from The Nasdaq Capital Market at the opening of business on February 13, 2026, unless the Company was to request an appeal of the determination by February 11, 2026. On February 11, 2026, the Company requested a hearing and appealed the Staff’s delisting determination. The filing of the hearing request resulted in a stay of any suspension or delisting action pending the conclusion of the hearing process. The Nasdaq appeal hearing was held on March 24, 2026. On March 23, 2026, the Company effectuated a 1-for-100 reverse stock split, which resulted in the Company failing to comply with the minimum 500,000 publicly held shares requirement for continued inclusion set forth in Nasdaq Listing Rule 5550(a)(4). The Company’s common stock was halted from trading pending compliance with the minimum publicly held share rule through April 27, 2026.

On May 12, 2026, the Company received notice from the Nasdaq appeal panel denying the Company’s request to continue its listing on Nasdaq. Trading in the Company’s securities was suspended at the open of trading on May 13, 2026. The Company declined to appeal the decision to the Nasdaq Listing and Hearing Review Council and focused on listing on the OTC Markets. On May 13, 2026, the Company began trading under the OTC Pink designation. The Company was moved to the OTCID designation on June 29, 2026 and began trading under that designation on June 30, 2026. The Company is now evaluating market conditions and options for potential reclassification to the OTCQB or the OTCQX tier. Additionally, the Company is closely monitoring the new national exchange, The Texas Stock Exchange (TXSE), and will continue to evaluate future opportunities to relist on a National Exchange such as the NYSE, Nasdaq, or the TXSE.

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

NOTE 3 – PREPAID EXPENSE

Prepaid expenses include the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Tony Stewart racing	$503,004	$1,006,008
MZ Digital	-	35,000
FMW Media Works	177,778	311,111
Hudson Consulting	339,067	325,716
Other	96,825	114,732
Total prepaid expense	$1,116,674	$1,792,567

Prepaid expenses represent payments or stock issuances made by the Company for which the related benefits will be recognized in future periods. These amounts are expensed over the periods in which the benefits are expected to be realized. Prepaid expenses are classified as current assets on the condensed consolidated balance sheets. During the six months ended June 30, 2026 and 2025, the Company paid $814,630 and $1,410,000, respectively, in prepaids with the issuance of Company stock.

NOTE 4 – INVENTORY

Inventory and deposits include the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Raw materials	$1,315,023	$1,560,050
Finished goods	981,548	1,664,640
Less reserve for excess and obsolete inventory	(510,038)	(469,370)
Total Inventory, net	$1,786,533	$2,755,320

The Company accounts for excess and obsolete inventory with a reserve that is established based on management’s estimates of the net realizable value of the related products. These reserves are product specific and are based upon analyses of product lines that are slow moving or expected to become obsolete due to significant product enhancements.

When inventory is physically disposed of, the Company accounts for the write-offs by making a debit to the reserve and a credit to inventory for the standard cost of the inventory item. The valuation reserve is applied as an estimate to specific product lines. Since the inventory item retains its standard cost until it is either sold or written off, the reserve estimates will differ from the actual write-off. For the three months ended June 30, 2026 and 2025, inventory write-offs were $0 and $0, respectively. For the six months ended June 30, 2026 and 2025, inventory write-offs were $0 and $66,454, respectively.

Included in finished goods is approximately $144,000 and $291,000 in finished products related to our American Rebel branded beer lager as of June 30, 2026 and December 31, 2025, respectively. This inventory is immediately available to the consumer and for distribution.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Property and equipment	$611,954	$611,954
Building and leasehold improvements	12,458,107	12,458,107
Land	1,524,800	1,524,800
Vehicles	439,555	439,555
	15,034,416	15,034,416
Less: Accumulated depreciation	(912,359)	(688,675)
Net property and equipment	$14,122,057	$14,345,741

For the three months ended June 30, 2026 and 2025, the Company recognized $124,201 and $37,100 in depreciation expense, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $223,684 and $72,875 in depreciation expense, respectively.

NOTE 6 – INVESTMENTS

218 LLC

On September 15, 2025, the Company entered into an agreement for the acquisition of 100% of the membership interests of 218 LLC, a limited liability company whose sole asset is a 20,829 square foot, four-story commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee (the “Property”). The total purchase price for the acquisition was $14,100,000, payable in a combination of Series D Convertible Preferred Stock, cash, and a promissory note. The Property is presented within Property and Equipment, net in the accompanying consolidated balance sheets. Rental income earned from the Property was approximately $158,000 and $0 for the three months ended June 30, 2026 and 2025, respectively. Rental income earned from the Property was approximately $266,000 and $0 for the six months ended June 30, 2026 and 2025, respectively.

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

On December 26, 2025, the Company exercised its option to purchase additional membership interests of RAEK pursuant to Section 1.06 of that certain Minority Membership Interest Purchase Agreement. The Company purchased from RAEK additional membership interests in RAEK equal to a fully diluted ownership interest percentage of two percent (2.0%) (the “Additional Interests”). The purchase price for the Additional Interests was $1,000,000 (the “Option Purchase Price”). The Company paid the Option Purchase Price in shares of its Series D Convertible Preferred Stock, with a stated value of $7.50 per share. Based on such stated value, the Company delivered 133,334 shares of Series D Preferred (aggregate stated value $1,000,005), the additional $5.00 was documented as an administrative fee for the transaction.

The investment in RAEK is accounted for using the measurement alternative basis of accounting. The measurement alternative basis of accounting requires the investment to be initially recorded at cost and subsequently adjusted for impairment or observable changes in price. For the periods ended June 30, 2026 and December 31, 2025, no such adjustments were recognized.

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

The investment in Schmitty’s is accounted for using the equity method of accounting. As of June 30, 2026 and December 31, 2025 the Company had an equity method investment in Schmitty’s of approximately $1,975,000 and $2,000,000, respectively, recorded on the condensed consolidated balance sheets. In accordance with ASC 323, the Company uses the equity method of accounting for its investments in an unconsolidated entity over which it does not have a controlling interest and has significant influence. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the unconsolidated entity’s earnings or losses. The Company evaluates the carrying amount of this investment for impairment in accordance with ASC 323. If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded in the Company’s consolidated statements of operations. The Company recorded a loss of $12,618 and $25,234 for the unconsolidated entity’s earnings for the three and six months ended June 30, 2026, respectively.

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

Upon the terms and conditions set forth in the NPA, Streeterville sold, transferred and assigned to the Company, and the Company agreed to purchase from Streeterville, $2,000,000 of the Damon Note in consideration for the issuance to Streeterville of 2,000 shares of the Company’s newly authorized Series E Preferred Stock, par value $0.001 per share. The Company’s common stock was delisted from Nasdaq on May 13, 2026, as such Streeterville has the right to repurchase the Damon Note from the Company in exchange for cancellation of the 2,000 Series E Preferred Stock.

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

Investments includes the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
RAEK	$2,500,000	$2,500,000
Schmitty’s	1,974,616	1,999,851
Damon note	2,000,000	2,000,000
Total investments	$6,474,616	$6,499,851

NOTE 7 – ACCRUED EXPENSE AND OTHER

Accrued expense and other includes the following:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Accrued officer bonus	$368,408	$213,614
Accrued liabilities - Champion	625,350	263,377
Accrued liabilities - Beer	38,882	60,797
Accrued liabilities - Properties	68,537	34,270
Accrued officer compensation	88,836	37,373
Other accrued expenses	656,312	112,893
Total accrued expense and other	$1,846,325	$722,324

Accrued expenses represent obligations for goods and services received that have not yet been invoiced or paid as of the reporting date. These liabilities are recorded when incurred in accordance with the accrual basis of accounting and are classified as current liabilities on the condensed consolidated balance sheets.

NOTE 8 – RELATED PARTY NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

Employment Agreements

Charles A. Ross, Jr. serves as the Company’s Chief Executive Officer. Compensation for Mr. Ross was $83,265 and $87,832 plus stock awards, respectively for the three months ended June 30, 2026 and 2025 and $164,829 and $175,665 plus stock awards, respectively for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, $32,585 and $0 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

Doug E. Grau served as the Company’s President and Interim Principal Accounting Officer through June 30, 2025. Compensation for Mr. Grau was $5,838 and $50,670 plus stock awards, respectively, for the three months ended June 30, 2026 and 2025 and $12,918 and $101,340 plus stock awards, respectively, for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, $2,640 and $0 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

Effective July 1, 2025, Darin Fielding began serving as the Company’s Interim Principal Accounting Officer. Compensation for Mr. Fielding was $63,740 and $60,153, respectively for the three months ended June 30, 2026 and 2025 and $118,375 and $128,793, respectively for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, $111,374 and $75,000 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

Corey Lambrecht serves as the Company’s President and Chief Operating Officer. Compensation for Mr. Lambrecht was $81,212 and $71,364 plus stock awards, respectively, for the three months ended June 30, 2026 and 2025 and was $159,704 and $142,728 plus stock awards, respectively, for the six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, $42,702 and $0 in accrued and unpaid compensation was outstanding and included in accrued expenses and other in the accompanying condensed consolidated balance sheets, respectively.

There were no new stock awards granted and issued to Messrs. Ross, Grau, Fielding and Lambrecht during 2026 and 2025. Additionally, the aforementioned officers advanced the Company approximately $12,000 and $8,000 for the three and six months ended June 30, 2026 and 2025, respectively, of which approximately $12,000 and $4,000 was outstanding as of June 30, 2026 and December 31, 2025, respectively. The advances are unsecured non-interest-bearing demand notes. These officers provided these loans as short-term funding.

Series A Convertible Preferred Stock

Per Mr. Lambrecht’s employment agreement entered into on November 20, 2023, the share-award grant is to vest 1/4th upon the signing of Mr. Lambrecht’s employment, another 1/4th on January 1, 2024, another 1/4th on January 1, 2025 and the remaining 1/4th on January 1, 2026. Mr. Lambrecht’s employment agreement has a term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended June 30, 2026 and 2025, the Company recognized $0 and $39,063 in compensation expense attributable to the share award grant and respective earn-out. For the six months ended June 30, 2026 and 2025, the Company recognized $0 and $78,126 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2026 another 6,250 shares of Series A preferred stock vested for Mr. Lambrecht, providing for a total of 12,500,000 shares of common stock that Mr. Lambrecht may convert his Series A preferred shares into.

Mr. Ross’s amended employment agreement had an effective date of November 20, 2023. The share-award grant will vest 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Ross’s amended employment agreement has an effective term running from November 20, 2023 through December 31, 2026, a term of 37 and ½ months. For the three months ended June 30, 2026 and 2025, the Company recognized $62,500 and $62,500 in compensation expense attributable to the share award grant and respective earn-out. For the six months ended June 30, 2026 and 2025, the Company recognized $125,000 and $125,000 in compensation expense attributable to the share award grant and respective earn-out. On January 1, 2026 an additional 10,000 shares of Series A preferred stock vested for Mr. Ross, providing for a total of 15,000,000 shares of common stock that Mr. Ross may convert his Series A preferred shares into at any time.

Mr. Grau’s amended employment agreement had an effective date of November 20, 2023, with a termination date of July 1, 2025. The share-award grant originally vested 1/5th on January 1, 2024, another 1/5th on January 1, 2025, 1/5th on January 1, 2026, 1/5th on January 1, 2027 and the remaining 1/5th on January 1, 2028. Mr. Grau’s amended employment agreement has an effective term running from November 20, 2023 through June 30, 2025. For the three months ended June 30, 2026 and 2025, the Company recognized $0 and $62,500 in compensation expense attributable to the share award grant and respective earn-out. For the six months ended June 30, 2026 and 2025, the Company recognized $0 and $125,000 in compensation expense attributable to the share award grant and respective earn-out. The employment agreement was terminated on July 1, 2025.

For the three and six months ended June 30, 2026, no shares of Series A preferred stock were converted to common stock.

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

Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant for which the Company generally uses an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Where the stock-based compensation is not an award, option, warrant or other common stock equivalent, the Company values the shares based on fair value with respect to its grant date and the price that investors may have been paying for the Company’s common stock on that date in its various exempt private placement offerings. Stock-based compensation expense totaled $62,500 and $164,063 for the three months ended June 30, 2026 and 2025, respectively, and primarily relates to the aforementioned Series A preferred stock awards. Stock-based compensation expense totaled $125,000 and $328,126 for the six months ended June 30, 2026 and 2025, respectively, and primarily relates to the aforementioned Series A preferred stock awards.

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

Director’s Note

On June 28, 2024, the Company entered into a short-term loan with a director, Lawrence Sinks (“Mr. Sinks”), evidenced by a promissory note in the principal amount of $400,000 (the “Director’s Note”). Proceeds from the Director’s Note were utilized solely by the Company’s wholly-owned subsidiary, American Rebel Beverages, LLC. The Director’s Note was due on September 30, 2024, with a repayment amount of $520,000. As of June 30, 2026, the note had not been repaid and remained outstanding, of which $400,000 is presented in the accompanying consolidated balance sheet within Loan – Director – related party, and the remaining $120,000 within accrued interest in the accompanying condensed consolidated balance sheet.

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

On June 26, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”) pursuant to which the Company issued and sold to Streeterville a secured promissory note in the original principal amount of $5,470,000. The Note carries an original issue discount of $450,000 and the Company agreed to pay $20,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company. On the Closing Date, Streeterville paid $375,000 to the Company and $4,625,000 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly-owned subsidiary, ARH Sub, to be held pursuant to the Deposit Account Control Agreement (“DACA”). On September 10, 2025, the Company entered into a global amendment to the Purchase Agreement and Note, in order to release $2,000,000 of the funds held in the DACA, which was utilized to repay the Bank of America loan. Under the terms of the Amendment, Streeterville agreed to release the $2,000,000 of the DACA held funds for the express purposes of repaying the Bank of America loan. The Company agreed to pay Streeterville a funds release fee of $1,000,000, which was added to the Note increasing the balance due to $6,580,486. Payoff on the Bank of America loan was $1,860,955 and the remaining $139,045 was released to the Company.

The LOC originally expired February 28, 2024, and was extended to April 30, 2024. The balance at the maturity was approximately $1.9 million and access to the line of credit with Bank of America was terminated.

As of June 30, 2026 and December 31, 2025, the Company had restricted cash of $1,124,449 and $2,624,501, respectively. Pursuant to a Deposit Account Control Agreement between ARH Sub and Streeterville (“Investor”), the Company shall have the right to use such cash to repay any portion of the outstanding balance (but only so long as such payment does not cause the outstanding balance to drop below the Minimum Balance Amount), and so long as no Trigger Event (as defined in the Note) under the Note has occurred and with Investor’s consent, to withdraw from the Deposit Account any funds in excess of the Minimum Balance Amount. Company may only request withdrawals from the Deposit Account once per month and in an amount no less than $25,000.00. Company hereby grants to Investor a first-position security interest in the Deposit Account and acknowledges and agrees that Investor will have the right to file a UCC-1 Financing Statement with respect to the Deposit Account. Company acknowledges and agrees that Investor will have control over the Deposit Account within the meaning of Section 9-104 of the Uniform Commercial Code pursuant to the terms of the DACA.

NOTE 10 – NOTES PAYABLE – WORKING CAPITAL

The Company has several working capital loan agreements in place, which are described in detail below:

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
On May 27, 2025, the Company entered into five two year promissory notes with five accredited investors in the gross principal amount of $450,000. An original issue discount of $67,500 and guaranteed interest of $67,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $315,000. The Notes are required to be paid in one lump sum payment of $450,000 on or before May 27, 2027. At any time after one hundred eighty days of the issuance date of the Notes, upon five (5) business days’ written notice to Lenders, the Company has the option of prepaying the outstanding principal amount of the Notes, in whole or in part, by paying to the Lenders a sum of money equal to one hundred twenty-five percent (125%) of the principal amount to be redeemed, together with any and all other sums due, accrued or payable to the Lenders arising under the Notes. During the notice period, Lenders shall have the option of converting the Notes, in whole or in part, pursuant to the terms set forth below. At any time after one hundred eighty days of the issuance date of the Notes, the Lenders may convert the outstanding unpaid principal amount of the Notes into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share (each share of Series D Convertible Preferred Stock in convertible into five shares of common stock). Each Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock into which the Series D Convertible Preferred Stock is convertible into. There are no warrants or other derivatives attached to these Notes. The Company granted the Lenders piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock (153,000 shares of Series D Convertible Preferred Stock in total), and common stock issuable upon conversion thereof (765,000 shares of common stock in total), which may be issuable upon conversion of the Notes at all times. In January of 2026, the Company converted the remaining balance into 60,000 Series D preferred shares.	-	450,000
On June 26, 2025, the Company entered into a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company issued and sold to Streeterville a secured promissory note (the “Note”) in the original principal amount of $5,470,000. The Note carries an original issue discount of $450,000, and the Company agreed to pay $20,000 to Streeterville to cover its legal fees, accounting costs, due diligence, monitoring, and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company. On the closing date, Streeterville paid $375,000 to the Company, and $4,625,000 was sent to an account at Lakeside Bank owned by the Company’s newly formed wholly owned subsidiary, ARH Sub, to be held pursuant to a Deposit Account Control Agreement (“DACA”), which is presented as restricted cash in the accompanying condensed consolidated balance sheets. Interest under the Note accrues at 10% per annum. The unpaid amount of the Note, together with any accrued interest, fees, and late charges, is due twenty-four months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note after 120 days from issuance. Commencing six months after the date of issuance and at any time thereafter until the Note is paid in full, Streeterville has the right to redeem up to $950,000 under the Note per month, which amount will be due and payable in cash within two trading days of the Company’s receipt of a redemption notice from Streeterville. The Company’s obligations under the Note and related agreements are secured by the DACA, a guaranty from ARH Sub (the “Guaranty”), and a pledge by the Company of all membership interests in ARH Sub (the “Pledge”) (collectively, the “Security Agreements”). On September 10, 2025, the Company entered into a global amendment to the Purchase Agreement and Note, pursuant to which Streeterville agreed to release $2,000,000 of funds held in the DACA to repay the Company’s outstanding Bank of America loan. In connection with the amendment, the Company agreed to pay Streeterville a $1,000,000 funds release fee. The Company and Streeterville further agreed to exchange $1,300,000 of the outstanding principal balance of the Note for a new convertible note (the “Convertible Note”). The transaction was accounted for as a debt extinguishment and the Company recognized a loss on debt extinguishment of $747,461 during the year ended December 31, 2025. The Convertible Note bears interest at 10% per annum and matures twenty-four months from issuance, consistent with the original Note. At any time following 180 days from the issuance date, Streeterville may elect to convert all or a portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a 25% discount to the five-day VWAP preceding the conversion date. The number of shares issuable upon conversion is subject to a beneficial ownership limitation of 4.99%. The Company agreed to reserve a sufficient number of shares of common stock to satisfy future conversion obligations. During the six months ended June 30, 2026, the Company converted $4,803,087 of the balance into 9,174,597 shares of common stock.	2,744,574	6,480,000

On July 7, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal, pursuant to which 1800 Diagonal made a loan to the Company, evidenced by a promissory note in the principal amount of $296,700 (the “1800 Note”). An original issue discount of $38,700 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $250,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $229,015.15 due on January 15, 2026, and remaining nine payments of $13,701.76 on the fifteenth day of each month thereafter (a total payback to 1800 of $352,331). Upon the occurrence and during the continuation of any Event of Default, the 1800 Note shall become immediately due and payable and the Company will be obligated to pay to 1800 Diagonal, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the 1800 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the 1800 Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the 1800 Note, 1800 Diagonal may convert the outstanding unpaid principal amount of the 1800 Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 Diagonal agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the 1800 Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the 1800 Note at all times. In January of 2026, the Company converted the remaining balance into 830,901 shares of common stock.	-	296,700
On July 7, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC, an accredited investor (“Boot”), pursuant to which Boot made a loan to the Company, evidenced by a promissory note in the principal amount of $57,500 (the “Boot Note”). An original issue discount of $7,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $50,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $44,382.65 due on January 15, 2026, and remaining nine payments of $2,655.38 on the fifteenth day of each month thereafter (a total payback to Boot of $68,281.00). Upon the occurrence and during the continuation of any Event of Default, the Boot Note shall become immediately due and payable and the Company will be obligated to pay to Boot, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Boot Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Boot Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Boot. Only upon an occurrence of an event of default under the Boot Note, Boot may convert the outstanding unpaid principal amount of the Boot Note into restricted shares of common stock of the Company at a discount of 25% of the market price. Boot agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Boot Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Boot Note at all times. In January of 2026, the Company converted the remaining balance into 134,267 shares of common stock.	-	57,500

On August 25, 2025, the Company entered into a note agreement with 1800 Diagonal for a principal amount of $152,950, resulting in net proceeds of $125,000 after accounting for a $19,950 original issue discount and $8,000 in fees. The loan terms include a repayment schedule totaling $181,637, with the first payment of $118,064.05 due on February 28, 2026, followed by monthly payments of $7,063.67 and a final payment of $7,063.59 on November 30, 2026. In the event of default, the outstanding balance becomes immediately due, with an additional 22% annual interest and potential conversion rights into common stock at a 25% discount, subject to a 4.99% ownership cap. During the six months ended June 30, 2026, the Company converted the remaining balance into 1,790,514 shares of common stock.	-	152,950
The Company entered into a Membership Interest Purchase Agreement (“MIPA”) on September 15, 2025, to acquire all of the outstanding membership interests in 218 LLC, whose sole asset is a 20,829 square foot commercial retail building located at 218 3rd Avenue North, Nashville, Tennessee, for a total purchase price of $14.1 million. The purchase price is payable over twelve months, including the issuance of 280,000 shares of Series D Convertible Preferred Stock valued at $2.1 million for 30% of the membership interests, three non-refundable cash installments of $100,000 each to acquire an additional 3% of membership interests, and a 12-month promissory note of $11.7 million bearing 6% interest. The Seller may convert portions of principal and interest under the note into Series D Convertible Preferred Stock and subsequently into common stock, subject to a 4.99% beneficial ownership limitation. Each seller conversion is the equivalent to the Company purchasing an additional 1% ownership interest in 218 LLC. During the six months ended June 30, 2026, the Company converted a portion of the balance into 33,335 Series D preferred shares.	11,599,000	11,700,000
On October 14, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $183,280 (the “Note”). An original issue discount of $25,280 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $158,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments. During the six months ended June 30, 2026, the Company converted the remaining balance into 420,021 shares of common stock.	-	152,868

On December 4, 2025, the Company, and two of its subsidiaries (American Rebel, Inc. and Champion Safe Company, Inc.) entered into a commercially reasonable working capital line for Champion Safe Company, Inc. in the form of a subordinated business loan and security agreement (“Loan”) with Agile Lending, LLC and Agile Capital Funding, LLC as collateral agent, which provides for a term loan in the amount of $787,500, which principal and interest is due on June 25, 2026. Commencing December 18, 2025, the Company is required to make weekly payments of $40,500 until the due date, for a full repayment of $1,134,000. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $37,500 was paid on the loan. A default interest rate of an additional 5% will become effective upon the occurrence of an event of default. Funds were received by the Company on December 11, 2025. In connection with the Loan, Agile was issued a subordinated secured promissory note, dated December 4, 2025, in the principal amount of $787,500 (the “Note”), which Note is secured by a second lien against all of the Borrower’s assets, including receivables, subject to certain outstanding liens and agreements. As part of the Note and Loan, the Company reserved 2,893,010 shares of common stock for issuance upon conversion of the Loan. During the six months ended June 30, 2026, the Company converted a portion of the balance into 128,240 Series D preferred shares.	255,385	748,681
On December 15, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (“1800”), pursuant to which 1800 made a loan to the Company, evidenced by a promissory note in the principal amount of $152,950 (the “1800 Note”). An original issue discount of $19,950 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $90,814 due on June 15, 2026, eight payments of $10,090.45 on the fifteenth day of each month thereafter and a final payment of $10,090.40 due on March 15, 2027 (a total payback to 1800 of $181,628). Upon the occurrence and during the continuation of any Event of Default, the 1800 Note shall become immediately due and payable and the Company will be obligated to pay to 1800, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the 1800 Note plus (x) accrued and unpaid interest on the unpaid principal amount of the 1800 Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the 1800 Note, 1800 may convert the outstanding unpaid principal amount of the 1800 Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the 1800 Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the 1800 Note at all times. During the six months ended June 30, 2026, the Company converted the remaining balance into 1,718,693 shares of common stock.	-	152,950

On December 15, 2025, the Company entered into a Securities Purchase Agreement with Boot Capital LLC, an accredited investor (“Boot”), pursuant to which Boot made a loan to the Company, evidenced by a promissory note in the principal amount of $86,250 (the “Boot Note”). An original issue discount of $11,250 was applied on the issuance date, resulting in net loan proceeds to the Company of $75,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments, with the first payment of $51,210.50 due on June 15, 2026, eight payments of $5,690.06 on the fifteenth day of each month thereafter and a final payment of $5,690.02 due on March 15, 2027 (a total payback to Boot of $102,421). Upon the occurrence and during the continuation of any Event of Default, the Boot Note shall become immediately due and payable and the Company will be obligated to pay to Boot, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Boot Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Boot Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to Boot pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Boot Note, Boot may convert the outstanding unpaid principal amount of the Boot Note into restricted shares of common stock of the Company at a discount of 25% of the market price. Boot agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Boot Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Boot Note at all times.	46,298	86,250
On April 23, 2025, the Company entered into a promissory note with a supplier. The note has a three year term, principal balance of $110,976.80, bears interest at 7% and requires 36 monthly payments of $3,426.64.	70,557	88,283
On January 15, 2026, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $181,700 (the “Note”). An original issue discount of $23,700 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $150,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments (six payments of $21,576.80 and nine payments of $9,589.69) for a total payback of $215,768. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	94,376	-

On March 9, 2026, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC, an accredited investor (the “Lender”), pursuant to which the Lender made a loan to the Company, evidenced by a promissory note in the principal amount of $124,200 (the “Note”). An original issue discount of $16,200 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments (six payments of $14,748.70 and nine payments of $6,555) for a total payback of $147,487. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to the Lender, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Lender pursuant to the conversion rights referenced below. Only upon an occurrence of an event of default under the Note, the Lender may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	89,774	-
On April 10, 2026, the Company entered into a two-year promissory note with an accredited investor (the “Lender”) in the gross principal amount of $270,000 (the “Note”). An original issue discount of $40,500 and guaranteed interest of $40,500 was applied on the issuance date, resulting in net loan proceeds to the Company of $189,000. The Notes are required to be paid in one lump sum payment of $270,000 on or before April 6, 2028. In addition, on the 150th day after the issuance date of the Note, the Company shall pay the Lender a monitoring fee of $10,000. At any time after one hundred eighty days of the issuance date of the Note, the Company and the Lender may mutually agree to allow the Lender to convert the outstanding unpaid principal amount of the Note into restricted shares of Series D Convertible Preferred Stock of the Company at $7.50 per share (each share of Series D Convertible Preferred Stock in convertible into five shares of common stock). The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock into which the Series D Convertible Preferred Stock is convertible into. There are no warrants or other derivatives attached to the Note. The Company granted the Lender piggy-back registration rights on the shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock. The Company agreed to reserve a number of shares of Series D Convertible Preferred Stock, and common stock issuable upon conversion thereof, equal to three times the number of shares of Series D Convertible Preferred Stock (36,000 shares of Series D Convertible Preferred Stock in total), and common stock issuable upon conversion thereof (180,000 shares of common stock in total), which may be issuable upon conversion of the Note at all times.	270,000	-
On June 1, 2026, the Company entered into a one-year convertible promissory note with one of its vendors in the gross principal amount of $215,345.75 (the “Note”) The note bears interest at a rate of 10% or $19,576.89 (which is included in the principal amount), with four equal payments of $53,836.44 due in quarterly installments. The maturity date of the note is June 1, 2027. At any time after the 180th day after the Issuance Date, the Holder and Borrower may mutually agree to allow Holder the ability to convert all or any part of the outstanding and unpaid amount of this Note into fully paid and non-assessable shares of the Borrower’s Series D Convertible Preferred Stock. The Conversion Price for conversion into Preferred Stock shall mean $7.50 per share.	215,346	-

On June 9, 2026, the Company entered into a securities purchase agreement (the “SPA”) and a fifteen month promissory note with Quick Capital, LLC (the “Lender”) in the gross principal amount of $155,294.12 (the “Note”). An original issue discount of $23,294.12 and Lender legal fees of $7,000.00 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. The Note is required to be paid in fifteen equal payments of $12,294.12 commencing on July 9, 2026 and continuing through September 9, 2027. The Note bears a one-time interest charge of $29,117.65, which represents an 18.75% guaranteed interest. At any time prior to the six month anniversary date of the issuance date of the Note, upon three trading days’ written notice to Lender, the Company has the option of prepaying the outstanding principal amount of the Note and any accrued and unpaid interest due thereon, in whole or in part, by paying to the Lender a sum of money equal to ninety-five percent (95%) of the principal amount to be redeemed, together with any and all other sums due, accrued or payable to the Lender arising under the Note. At any time following an occurrence of any Event of Default, the Lender may convert all or any part of the outstanding and unpaid principal, interest, fees, or any other obligation owed pursuant to the Note into fully paid and non-assessable shares of the Company’s common stock at a conversion price equal to 75% of the Company’s lowest traded price for the proceeding 5 trading days prior to conversion. The Lender agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to the Note. The Company granted the Lender piggy-back registration rights on the shares of common stock issuable upon conversion of the Note. The Company agreed to reserve a number of shares of common stock issuable upon conversion of the Note equal to four times the number of shares of common stock issuable upon conversion of the Note (10,955,493 shares of common stock as of the issuance date of the Note).	155,294	-
On June 12, 2026, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC (“1800”), pursuant to which 1800 made a loan to the Company, evidenced by a promissory note in the principal amount of $124,200 (the “Note”). An original issue discount of $16,200 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments (nine payments of $8,193.72 and one payment of $73,743.52) for a total payback of $147,487. Only upon an occurrence of an event of default under the Note, 1800 may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	124,200	-
On June 23, 2026, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC (“1800”), pursuant to which 1800 made a loan to the Company, evidenced by a promissory note in the principal amount of $152,950 (the “Note”). An original issue discount of $19,950 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $125,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in fifteen payments ( six payments of $15,135.67 and nine payments of $10,090.44) a total payback to 1800 of $181,628. Upon the occurrence and during the continuation of any Event of Default, the Note shall become immediately due and payable and the Company will be obligated to pay to 1800, in full satisfaction of its obligations, an amount equal to 150% times the sum of (w) the then outstanding principal amount of the Note plus (x) accrued and unpaid interest on the unpaid principal amount of the Note to the date of payment plus (y) default interest, if any, at the rate of 22% per annum on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to 1800 pursuant to the conversion rights. Only upon an occurrence of an event of default under the Note, 1800 may convert the outstanding unpaid principal amount of the Note into restricted shares of common stock of the Company at a discount of 25% of the market price. 1800 agreed to limit the amount of stock received to less than 4.99% of the total outstanding common stock. There are no warrants or other derivatives attached to this Note. The Company agreed to reserve a number of shares of common stock equal to four times the number of shares of common stock which may be issuable upon conversion of the Note at all times.	152,950	-
Less: unamortized note discount and fees	(1,204,935)	(749,796)
Total recorded as a current liability	$14,612,819	$19,616,386

Accrued interest was approximately $0.2 million and $0.6 million as of June 30, 2026 and December 31, 2025.

For the three months ended June 30, 2026 and 2025, the Company recognized a net loss on debt extinguishment totaling $171,755 and $11,817,991, respectively for various working capital loan arrangements. For the six months ended June 30, 2026 and 2025, the Company recognized a net loss on debt extinguishment totaling $1,075,328 and $12,317,785, respectively for various working capital loan arrangements Because the loss on debt extinguishment represents a non-recurring measurement based on the fair value of financial instruments exchanged by the Company in settling such obligations, the following summarizes the approximate fair value of instruments issued by the Company as of the settlement dates:

For the three months ended June 30,

	Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
2026	Common stock	$1,832,712	$1,832,712	$-	$-
2025	Common stock	$17,205,538	$17,205,538	$-	$-

For the six months ended June 30,

	Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
2026	Common stock	$6,700,002	$6,700,002	$-	$-
2025	Common stock	$18,847,155	$18,847,154	$-	$-

Level 1 fair value measurements in the table above were primarily measured through the Company’s publicly traded common stock price, which is an observable input in determining fair value. Convertible notes were valued on an as-converted basis at the time of settlement as conversion into common stock occurred shortly after.

NOTE 11 – INTANGIBLE ASSETS

As of June 30, 2026 and December 31, 2025, the Company had intangible assets, representing a trade name subject to amortization over a 10-year life, of $375,000 and $400,000, respectively, directly related to the 2022 acquisition of the Champion Entities. Annual amortization expense related to trade name approximates $50,000.

The Company will review its trade name intangible asset for impairment periodically (based on indicators of impairment) and determine whether impairment is to be recognized within its consolidated statement of operations. No impairment charge was recognized during the three and six months ended June 30, 2026 and 2025.

NOTE 12 – SHARE CAPITAL

The Company is authorized to issue 600,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The 10,000,000 shares of $0.001 par value preferred stock were comprised of 150,000 shares authorized and 123,412 shares issued and outstanding of its Series A convertible preferred stock at June 30, 2026 and December 31, 2025, 350,000 shares authorized and 75,000 shares issued and outstanding of its Series B convertible preferred stock at June 30, 2026 and December 31, 2025, 3,100,000 shares authorized and 0 shares issued and outstanding of its Series C convertible preferred stock at June 30, 2026 and December 31, 2025, 3,000,000 shares authorized and 563,589 and 1,321,289 shares issued and outstanding of its Series D convertible preferred stock at June 30, 2026 and December 31, 2025, respectively and 10,000 shares authorized and 0 and 2,000 issued and outstanding of its Series E preferred stock at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, there were 21,004,164 and 3,362 shares of common stock issued and outstanding, respectively.

The share numbers and pricing information in this report have been adjusted to reflect the effects of the following reverse stock splits, which occurred during 2025 and 2026:

●	On March 31, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-25.

●	On October 3, 2025, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-20.
●	On February 2, 2026, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-20.
●	On March 23, 2026, the Company effectuated a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-100. The issuance of the round lot shares for the March 23, 2026 reverse stock split took effect in the second quarter of 2026, due to a lag in issuance of the shares.

Silverback Conversions

During the three months ended June 30, 2026 and 2025, the Company issued 1,550,000 and 57 shares of common stock (Level 1 inputs) to Silverback Capital Corporation (“SCC”), representing total accounts payable settlements of approximately $0.1 and $1.1 million, resulting in a loss on conversion of $0.3 million and $1.7 million, respectively.

During the six months ended June 30, 2026 and 2025, the Company issued 1,557,781 and 26 shares of common stock (Level 1 inputs) to SCC, representing total accounts payable settlements of approximately $1.3 and $4.1 million, resulting in a loss on conversion of $0.8 million and $2.6 million, respectively.

Debt to Equity Conversions

The conversions occurred over multiple tranches throughout the year, during which the Company’s stock price experienced substantial volatility. The trading price of the Company’s common stock ranged from a low of approximately $0.041 to a high of $1,574 during the period. For the three months ended June 30, 2026 and 2025, the Company recognized a loss on extinguishment of debt of $0.3 million and $1.7 million due to the volatility of the Company’s common stock price, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized a loss on extinguishment of debt of $1.1 million and $12.3 million due to the volatility of the Company’s common stock price, respectively.

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

On February 11, 2026, in connection with the round lot share rounding associated with the reverse stock split, the Company issued 62,683 shares of common stock to CEDE & Co. for distribution to stockholders effected by the rounding.

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

 On April 28, 2026, the Company issued Streeterville 405,000 shares of common stock pursuant to the exchange agreement at a per share price of $1.10.

On April 29, 2026, the Company issued Streeterville 202,702 shares of common stock pursuant to the exchange agreement at a per share price of $0.592.

On April 30, 2026, the Company issued Streeterville 816,299 shares of common stock pursuant to the agreement at a per share price of $0.396.

On May 1, 2026, the Company issued Streeterville 542,902 shares of common stock pursuant to the agreement at a per share price of $0.378.

On May 4, 2026, the Company issued Streeterville 534,375 shares of common stock pursuant to the agreement at a per share price of $0.32.

On May 5, 2026, the Company issued Streeterville 1,020,832 shares of common stock pursuant to the agreement at a per share price of $0.24.

On May 5, 2026, the Company issued Streeterville 262,500 shares of common stock pursuant to the exchange agreement at a per share price of $0.24.

On May 6, 2026, the Company issued Streeterville 2,790,436 shares of common stock pursuant to the exchange agreement at a per share price of $0.272.

On June 15, 2026, 1800 converted a portion of the principal amount owed under the December 15, 2025 promissory note into 355,050 shares of common stock at a per share price of $0.0563.

On June 16, 2026, 1800 converted a portion of the principal amount owed under the December 15, 2025 promissory note into 976,389 shares of common stock at a per share price of $0.0563.

On June 17, 2026, the Company issued Streeterville 1,129,031 shares of common stock pursuant to the Series E Preferred exchange agreement at a per share price of $0.093.

On June 17, 2026, 1800 Diagonal Lending LLC converted $21,814 of the remaining principal amount owed under the December 15, 2025 promissory note into 387,254 shares of common stock at a per share price of $0.05633.

On June 17, 2026, the Company authorized the issuance of 1,340,640 shares of common stock to Streeterville pursuant to the exchange agreement at a per share price of $0.1186.

On June 18, 2026, the Company issued Streeterville 546,601 shares of common stock pursuant to the exchange agreement at a per share price of $0.1427.

On June 22, 2026, the Company issued Streeterville 745,784 shares of common stock pursuant to the exchange agreement at a per share price of $0.1542.

On June 25, 2026, the Company issued Streeterville 762,745 shares of common stock pursuant to the exchange agreement at a per share price of $0.2491.

On June 29, 2026, SCC, pursuant to the Settlement Agreement and Stipulation dated as of October 28, 2025, as amended, requested the issuance of 1,350,000 shares of Common Stock to SCC, representing a payment of approximately $73,000.

LTIP Shares

On April 9, 2025, the Company registered an aggregate of 25,383 shares of common stock pursuant to the 2021 Long-Term Incentive Plan and the 2025 Stock Incentive Plan. No shares have been issued under the 2025 Stock Incentive Plan through June 30, 2026.

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

Preferred Return. Each share of Series E Stock shall accrue a rate of return on the Stated Value at the rate of 10% per year, compounded daily to the extent not paid as set forth herein, and to be determined pro rata for any fractional year periods (the “Preferred Return”). The Preferred Return shall accrue on each share of Series E Stock from the date of its issuance and shall be payable or otherwise settled as set forth herein. Accrued and unpaid Preferred Return shall be cumulative and shall remain payable in cash or additional shares of Series E Stock, in each case at the Corporation’s election. Failure to pay Preferred Return on any quarterly date shall not give any holder the right to require redemption, repurchase or other settlement of the Series E Stock. In the event that the Corporation elects to pay any Preferred Return via the issuance of shares of Series E Stock, no fractional shares of Series E Stock shall be issued, and the Corporation shall round the number of shares of Series E Stock to be issued to the nearest whole share.

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

Conversion of Revenue Interest Loan for Preferred Stock Series D and Potential Issuance of Common Stock Equivalents from the Conversion of Series D

Refer to Note 10 for additional information regarding the settlement of debt liabilities through the issuances of Series D Preferred Stock, common stock, pre-funded warrants and convertible notes during the three and six months ended June 30, 2026 and 2025.

NOTE 13 – LEASES AND LEASED PREMISES

Rental Payments under Non-cancellable Operating Leases and Equipment Leases

The Company, through its purchase of Champion, acquired several long-term leases for two manufacturing facilities, three office spaces, five distribution centers, and five retail spaces. Four of its distribution centers also have retail operations for which it leases its facilities. Lease terms on the various spaces range from a month-to-month lease (30 days) to a long-term lease expiring in August of 2029. Of the acquired long-term leases the Company is no longer leasing four of the distribution centers and four of the retail spaces.

Rent expense for operating leases totaled approximately $268,000 and $278,000 for the three months ended June 30, 2026 and 2025, respectively. Rent expense for operating leases totaled approximately $536,000 and $563,000 for the six months ended June 30, 2026 and 2025, respectively. These amounts are included in our condensed consolidated statement of operations in Rental expense, warehousing, outlet expense, Administrative and other and cost of goods sold. Rental expense, warehousing, outlet expense is specific to warehousing and final manufacturing of our products.

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

Balance sheet information related to our leases is presented below:

	Balance Sheet location	June 30, 2026	December 31, 2025
		(Unaudited)	(Audited)
Operating leases:
Right-of-use lease assets	Right-of-use operating lease assets	$1,826,063	$2,248,784
Right-of-use lease liability, current	Other current liabilities	$739,411	$797,447
Right-of-use lease liability, long-term	Right-of-use operating lease liability	$1,093,856	$1,475,523

As of June 30, 2026, weighted-average remaining lease term and discount rate were as follows:

June 30, 2026
Weighted Average Remaining Lease Term:
Operating leases	2.56 years
Weighted Average Discount Rate:
Operating leases	12.00%

The minimum future annual payments under non-cancellable leases during the next five years and thereafter, at rates now in force, are as follows:

Operating leases
2026	$497,104
2027	823,464
2028	520,241
2029	278,328
Total future minimum lease payments, undiscounted	2,119,137
Less: Imputed interest	(285,870)
Present value of future minimum lease payments	$1,833,267

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the three and six months ended June 30, 2026 and 2025, various claims and lawsuits, incidental to the ordinary course of our business, may be brought against the Company. In the opinion of management, after consultation with legal counsel, resolution of any of these matters is not expected to have a material effect on the Company’s consolidated financial statements.

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

Contractual Obligations

The Company does not believe there are any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the condensed consolidated financial statements. As of June 30, 2026 and December 31, 2025 there were no outstanding letters of credit issued during the normal course of business.

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

On May 12, 2026, the Company received notice from the Nasdaq appeal panel denying the Company’s request to continue its listing on Nasdaq. Trading in the Company’s securities was suspended at the open of trading on May 13, 2026. The Company declined to appeal the decision to the Nasdaq Listing and Hearing Review Council and focused on listing on the OTC Markets. On May 13, 2026, the Company began trading under the OTC Pink designation. The Company was moved to the OTCID designation on June 29, 2026 and began trading under that designation on June 30, 2026. The Company is now evaluating market conditions and options for potential reclassification to the OTCQB or the OTCQX tier. Additionally, the Company is closely monitoring the new national exchange, The Texas Stock Exchange (TXSE), and will continue to evaluate future opportunities to relist on a National Exchange such as the NYSE, Nasdaq, or the TXSE.

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

The following table provides information about the Company’s one reportable segment and includes the reconciliation to consolidated net loss.

	Six Months Ended June 30,
	2026	2025
Total revenues	$3,971,257	$5,353,920
Less:
Cost of revenues (excluding amortization and depreciation)	4,521,277	5,096,240
Consulting/payroll and other costs	2,152,451	1,712,730
Share based compensation expense	125,000	328,126
Product development costs	12,206	741,824
Marketing and brand development costs	2,499,505	1,666,297
Administrative and other (1)	3,533,959	2,973,401
Interest expense, net	2,083,977	1,153,007
Remeasurement and loss on debt extinguishment and settlement of liability	1,859,196	14,897,294
Other income	(6,500)	(18,000)
Loss on equity investments	25,234	-
Segment net loss	(12,835,048)	(23,196,999)

Reconciliation of net loss:
Adjustments and reconciling items	-	-
Consolidated net loss	$(12,835,048)	$(23,196,999)

(1)	Inclusive of administrative and other, depreciation and amortization, and rental expense, warehousing and outlet expense.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date of June 30, 2026, through the date the financial statements were issued and determined that there were the following subsequent events:

On July 6, 2026, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending, LLC (“1800”), pursuant to which 1800 made a loan to the Company, evidenced by a promissory note in the principal amount of $124,200 (the “Note”). An original issue discount of $16,200 and fees of $8,000 were applied on the issuance date, resulting in net loan proceeds to the Company of $100,000. Accrued, unpaid interest and outstanding principal, subject to adjustment, is required to be paid in ten payments (one payment of $73,743.52 and nine payments of $8,193.72) for a total payback of $147,487.

On July 8, 2026, the Company’s Board of Directors approved a Second Amended and Restated Certificate of Designations of Preferences and Rights of Series E Preferred Stock (the “Revised Certificate of Designations”). The Revised Certificate of Designations was filed with the Secretary of State of the State of Nevada on July 24, 2026.

On July 2 and 15, 2026, the Company entered into Exchange Agreements (the “Note Exchanges”) with Streeterville Capital, LLC. The Company previously entered into that certain Secured Promissory Note (the “Note”), with an original issuance date of June 26, 2025 in the principal amount of $5,470,000. Pursuant to the Note Exchanges, the Company and Streeterville agreed to partition two new Secured Promissory Notes in the original principal amount of $175,000 and $155,000 (the “Partitioned Notes”) from the Note and then cause the outstanding balance of the Note to be reduced by an amount equal to the initial outstanding balances of the Partitioned Notes. Concurrently, the Partitioned Notes were exchanged for 652,254 and 1,000,000 shares, respectively, of the Company’s common stock.

On July 10, 2026, American Rebel Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC (“Lender”) pursuant to which the Company issued and sold to the Lender a secured convertible promissory note in the original principal amount of $6,235,000 (the “Note”). The Note carries an original issue discount of $565,000 and the Company agreed to pay $20,000 to the Lender to cover its legal fees, accounting costs, due diligence, monitoring and other transaction costs, each of which were deducted from the proceeds of the Note received by the Company’s wholly-owned subsidiary, Champion Safe Company, Inc. On the Closing Date Lender paid $650,000.00 to Champion Safe and $5,000,000.00 was sent to an account at Lakeside Bank owned by the Company’s wholly-owned subsidiary, ARH Sub, LLC, a Utah limited liability company (“ARH Sub”), to be held pursuant to an Amended and Restated Deposit Account Control Agreement (“DACA”). Interest under the Note accrues at a rate of 10% per annum. The unpaid amount of the Note, any interest, fees, charges and late fees are due twelve months following the date of issuance. The Company may prepay all or any portion of the outstanding balance of the Note at a rate of 120% multiplied by the portion of the outstanding Note balance the Company wishes to prepay.

On July 13, 2026, the Company entered into an Exchange and Settlement Agreement (the “Securities Exchange Agreement”) with Agile Capital Funding, LLC (“Agile”). The Company previously entered into that certain Business Loan and Security Agreement (the “Loan Agreement”), pursuant to which Agile extended a term loan to the Company in an original principal amount of $787,500 dated December 4, 2025. Pursuant to the Securities Exchange Agreement, AREB and Agile exchanged all amounts due pursuant to the Loan Agreement for 1,069,710 shares of the Company’s common stock (the “Conversion Shares”), valued at $0.1725 per share. Upon consummation of the exchange, the Loan Agreement, and the remaining eleven payments totaling $184,525 were satisfied in full.

On July 15, 2026, SCC requested the issuance of 1,000,000 shares of Common Stock to SCC, representing a payment of approximately $113,800.

On July 20, 2026, 1800 Diagonal Lending LLC converted $40,000 of the principal amount owed under the January 15, 2026 promissory note into 352,035 shares of common stock at a per share price of $0.113625.

On July 21, 2026, 1800 Diagonal Lending LLC converted $44,990.03 of the principal amount owed under a promissory note into 396,039 shares of common stock at $0.1136.

On July 23, 2026, 1800 Diagonal Lending LLC converted $24,310.74 of the principal amount owed under a promissory note into 214,003 shares of common stock at $0.1136.

On July 22, 2026, the Company entered into an Exchange Agreement (the “Note Exchange”) with Streeterville Capital, LLC. The Company previously entered into that certain Secured Promissory Note (the “Note”), with an original issuance date of June 26, 2025 in the principal amount of $5,470,000. Pursuant to the Note Exchange, the Company and Streeterville agreed to partition a new Secured Promissory Note in the original principal amount of $126,000 (the “Partitioned Note”) from the Note and then cause the outstanding balance of the Note to be reduced by an amount equal to the initial outstanding balance of the Partitioned Note. Concurrently, the Partitioned Note was exchanged for 700,000 shares of the Company’s common stock.

On July 23, 2026, SCC requested the issuance of 1,000,000 shares of Common Stock to SCC, representing a payment of approximately $120,500.

On July 23, 2026, the Company issued Streeterville 700,000 shares of common stock pursuant to the Note Exchange at a per share price of $0.18.

On July 28, 2026, the Company entered into an Exchange Agreement (the “Series D Exchange”) with Horberg Enterprises, LP (“Horberg”). The Company previously sold Horberg 100,000 shares of Series D Convertible Preferred Stock pursuant to that certain Securities Purchase Agreement dated as of October 1, 2025. Pursuant to the Series D Exchange, the Company and Horberg agreed to exchange and convert 6,800 shares of Series D Convertible Preferred Stock for 51 shares of Series E Preferred Stock, representing a dollar amount of $51,000.

On July 29, 2026, the Company entered into an additional Exchange Agreement (the “Series E Exchange”) with Horberg Enterprises, LP (“Horberg”). Pursuant to the Series E Exchange, the Company and Horberg agreed to exchange and convert 51 shares of Series E Preferred Stock for 386,145 shares of common stock.

On July 29, 2026, the Company issued Horberg 386,145 shares of common stock, valued at $0.1321 per share, pursuant to the Series E Exchange.

On July 31, 2026, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”), pursuant to which the Company issued GS Capital a Convertible Promissory Note in the principal amount of $135,000 (the “Note”). An original issue discount of $13,500 and legal and transaction-related expenses of approximately $5,000 were applied on the issuance date, resulting in net proceeds to the Company of $121,500 prior to expense deduction. The Note matures on July 13, 2027, unless earlier converted or repaid. Principal payments are required in seven monthly installments of $22,178.57 each, commencing on the 181st day following the issuance date, for a total payback of $155,250.

On August 5, 2026, the Company issued GS Capital Partners 59,000 shares of common stock, valued at $0.20 per share, as a commitment fee for the Note.

On August 6, 2026, SCC requested the issuance of 500,000 shares of Common Stock to SCC, representing a payment of approximately $65,700.

On August 7, 2026, the Company issued Streeterville 725,221 shares of common stock pursuant to the exchange agreement at a per share price of $0.1862.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “may,” “could,” “should,” “anticipate,” “expect,” “project,” “position,” “intend,” “target,” “plan,” “seek,” “believe,” “foresee,” “outlook,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include, but are not limited to, the following:

●	our inability to raise additional financing for working capital;
●	the effect of tariffs on our business and financial condition;
●	future acquisitions and operations of new manufacturing facilities and/or sales organizations might prove unsuccessful and could fail;
●	risk that we will not be able to remediate identified material weaknesses in our internal control over financial reporting and disclosure controls and procedures;
●	our failure to timely file certain periodic reports with the SEC and our prior restatements have had, and may in the future have further, material adverse consequences to our business, our financial condition, results of operations and our cash flows;
●	our success depends on our ability to introduce new products that track customer preferences;
●	if we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights;
●	as a significant portion of our revenues are derived by demand for our safes and the personal security products for firearms storage, we depend on the availability and regulation of ammunition and firearm storage;

●	any compromised operational capacity may affect our ability to meet the demand for our safes, which in turn may affect our generation of revenue;
●	shortages of components and materials, as well as supply chain disruptions, may delay or reduce our sales and increase our costs, thereby harming our results of operations;
●	we do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs;
●	our inability to effectively meet our short- and long-term obligations;
●	given our limited corporate history, it is difficult to evaluate our business and future prospects, and increases the risks associated with an investment in our securities;
●	our ability to generate sufficient revenue in our targeted markets to support operations;
●	significant dilution resulting from our financing activities;
●	the actions and initiatives taken by both current and potential competitors;
●	our ability to diversify our operations;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	the deterioration in general of global economic, market and political conditions;
●	the inability to efficiently manage our operations;
●	the inability to achieve future operating results;
●	the unavailability of funds for capital expenditures;
●	the inability of management to effectively implement our strategies and business plans; and
●	the other risks and uncertainties detailed in this report.

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

Description of Our Business

Overview

We are boldly positioning ourselves as America’s Patriotic Brand. We have identified the market opportunity to design, manufacture, and market beverages and innovative concealed carry products and safes. We access our market uniquely through our positioning as America’s Patriotic Brand and the appeal of our products as well as through the profile and public persona of our founder and Chief Executive Officer, Andy Ross. Andy hosted his own television show for 12 years, has made multiple appearances over the years at trade shows, and is well-known in the archery world as the founder of Ross Archery, which was the world’s fastest-growing bow company in 2007 and 2008. Andy has released 3 CDs, done numerous radio and print interviews, and performed many concerts in front of thousands of people. Andy has the ability to present American Rebel to large numbers of potential customers through the appeal of his music and other supporting appearances. For example, his appearance on the History Channel hit show Counting Cars in February 2014 has been viewed over 2 million times. Bringing innovative products that satisfy an existing demand to the market through exciting means is the American Rebel blueprint for success.

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

American Rebel & Champion Safes

Keeping your guns in a location only appropriate trusted members of the household can access should be a top priority for every responsible gun owner. Whenever a new firearm is purchased, the owner should look for a way to store and secure it. Storing the firearm in a gun safe will prevent it from being misused by young household members, and it will prevent it from being stolen in a burglary or damaged in a fire or natural disaster. Gun safes may seem pricy at first glance, but once the consumer is educated on their role to protect expensive firearms and other valuables such as jewelry and important documents, the price is justified.

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

Upcoming Product Offerings

To further complement our diverse product offerings, we intend to introduce additional products throughout 2026. Below is a summary of potential upcoming product offerings:

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

Results of Operations

From inception through June 30, 2026, we have generated an accumulated deficit of $112,367,197. We expect to incur additional losses during fiscal year ending December 31, 2026, and beyond, principally as a result of our increased investment in inventory, manufacturing capacity, marketing and sales expenses, and other growth initiatives.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the three months ended June 30, 2026, we reported Revenues of $1,986,066 compared to Revenues of $2,842,596 for the three months ended June 30, 2025. The decrease in Revenues of $856,530 (or (30%) period over period) for the current period compared to the three months ended June 30, 2025 is attributable to slower sales for 2026 and current market conditions. For the three months ended June 30, 2026, we reported Cost of Goods Sold of $2,142,041 compared to Cost of Goods Sold of $2,873,969 for the three months ended June 30, 2025. The decrease in Cost of Goods Sold of $731,928 (or (25%) period over period) for the current period is primarily attributable to the decrease in sales period over period. For the three months ended June 30, 2026, we reported Gross Margin of ($155,975), compared to Gross Margin of ($31,373) for the three months ended June 30, 2025 and a Gross Margin percentage of (8%) for the three months ended June 30, 2026 compared to (1%) for the three months ended June 30, 2025. In general, second amendment businesses have experienced a slowdown in sales volume during the past year and have incurred increased costs of operations.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 were $4,574,094 compared to $4,166,907 for the three months ended June 30, 2025 as further described below. Overall, we experienced a $407,187 increase in operating expenses period over period. This increase is primarily due to the new 2026 sponsorships for Tony Stewart Racing of approximately $0.2 million and marketing of $0.2 million over the previous period.

For the three months ended June 30, 2026, we incurred consulting/payroll and other costs of $1,070,582 compared to consulting/payroll and other costs of $973,753 for the three months ended June 30, 2025. The increase in consulting/payroll and other costs of $96,829 (or 10% period over period) was primarily due to the increase in payroll expenses for contract labor.

For the three months ended June 30, 2026, we incurred rental expense, warehousing, outlet expense of $36,978, compared to rental expense, warehousing, outlet expense of $48,253 for the three months ended June 30, 2025. The decrease in rental expense, warehousing, outlet expense of $11,275 is due to the reduction of leased properties that the Company rents to conduct the Champion business acquisition.

For the three months ended June 30, 2026, we incurred product development expenses of $6,700 compared to product development expenses of $648,357 for the three months ended June 30, 2025. The decrease in product development expenses of $641,657 is due to the timing of development expenses in connection with the private label beer. We expect to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the three months ended June 30, 2026, we incurred marketing and brand development expenses of $1,239,707 compared to marketing and brand development expenses of $970,806 for the three months ended June 30, 2025. The increase in marketing and brand development expenses of $268,901 (or 28% period over period) relates primarily to market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the three months ended June 30, 2026, we incurred administrative and other expense of $2,033,426 compared to administrative and other expense of $1,324,575 for the three months ended June 30, 2025. The increase in administrative and other expense of $708,851 (or 54% period over period) relates directly to increased professional fees including accounting and legal fees.

For the three months ended June 30, 2026, we incurred depreciation and amortization expense of $124,201 compared to depreciation and amortization expense of $37,100 for the three months ended June 30, 2025. The increase primarily relates to the building, furniture and equipment acquired as part of the 218 LLC investment.

Other income and expenses

For the three months ended June 30, 2026, we incurred interest expense of $738,328 compared to interest expense of $430,183 for the three months ended June 30, 2025. The increase in interest expense of $308,145 is due to a significant number of notes we have entered into and subsequently converted or modified. For the three months ended June 30, 2026, we incurred a loss on debt extinguishment of $171,755 and loss on settlement of liability of $328,150 compared to a loss on debt extinguishment of $11,817,991 and loss on settlement of liability of $1,692,144 for the three months ended June 30, 2025. This is due to the decreased amount of conversions of debt into equity in 2026. The decrease in loss on settlement of liability is due to the decrease in the amount of conversions of liabilities to equity by SCC.

Net Loss

Net loss for the three months ended June 30, 2026 amounted to $5,980,817, resulting in a loss per share of $(0.59), compared to a net loss of $18,137,743 for the three months ended June 30, 2025, resulting in a loss per share of $(213,385.21) (adjusted for various reverse stock splits). The decrease in the net loss for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is primarily due to a significant decrease on loss on debt extinguishment.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue (‘Sales’) and cost of goods sold (‘Cost of Sales’)

For the six months ended June 30, 2026, we reported Revenues of $3,971,257 compared to Revenues of $5,353,920 for the six months ended June 30, 2025. The decrease in Revenues of $1,382,663 (or (26%) period over period) for the current period compared to the six months ended June 30, 2025 is attributable to slower sales for 2026 and current market conditions. For the six months ended June 30, 2026, we reported Cost of Goods Sold of $4,521,277 compared to Cost of Goods Sold of $5,096,240 for the six months ended June 30, 2025. The decrease in Cost of Goods Sold of $574,963 (or (11%) period over period) for the current period is primarily attributable to decreased sales. For the six months ended June 30, 2026, we reported Gross Margin of $(550,020), compared to Gross Margin of $257,680 for the six months ended June 30, 2025 and a Gross Margin percentage of (14%) for the six months ended June 30, 2026 compared to 5% for the six months ended June 30, 2025. In general, second amendment businesses have experienced a slowdown in sales volume during the past year and has incurred increased costs of operations.

Operating Expenses

Total operating expenses for the six months ended June 30, 2026 were $8,323,121 compared to $7,422,378 for the six months ended June 30, 2025 as further described below. Overall, we experienced a $900,743 increase in operating expenses period over period. This increase is primarily due to the new 2026 sponsorships for Tony Stewart Racing of approximately $0.2 million and marketing of $0.7 million over the previous period.

For the six months ended June 30, 2026, we incurred consulting/payroll and other costs of $2,152,451 compared to consulting/payroll and other costs of $1,712,730 for the six months ended June 30, 2025. The increase in consulting/payroll and other costs of $439,721 (or 26% period over period) was primarily due to the increase in payroll expenses for contract labor.

For the six months ended June 30, 2026, we incurred rental expense, warehousing, outlet expense of $82,666, compared to rental expense, warehousing, outlet expense of $105,366 for the six months ended June 30, 2025. The decrease in rental expense, warehousing, outlet expense of $22,700 is due to the reduction of leased properties that the Company rents to conduct the Champion business acquisition.

For the six months ended June 30, 2026, we incurred product development expenses of $12,206 compared to product development expenses of $741,824 for the six months ended June 30, 2025. The decrease in product development expenses of $729,618 is due to the timing of development expenses in connection with the private label beer. We expect to maintain some level of expense on a go-forward basis with new products and efforts being expended for future sales growth and product needs.

For the six months ended June 30, 2026, we incurred marketing and brand development expenses of $2,499,505 compared to marketing and brand development expenses of $1,666,297 for the six months ended June 30, 2025. The increase in marketing and brand development expenses of $833,208 (or 50% period over period) relates primarily to market awareness efforts for American Rebel Beer as well as expenses associated with our Tony Stewart activities and general push forward on sales efforts.

For the six months ended June 30, 2026, we incurred administrative and other expense of $3,202,608 compared to administrative and other expense of $2,795,160 for the six months ended June 30, 2025. The increase in administrative and other expense of $407,448 (or 15% period over period) relates directly to increased professional fees including accounting and legal fees.

For the six months ended June 30, 2026, we incurred depreciation and amortization expense of $248,685 compared to depreciation and amortization expense of $72,875 for the six months ended June 30, 2025. The increase primarily relates to the building, furniture and equipment acquired as part of the 218 LLC investment.

Other income and expenses

For the six months ended June 30, 2026, we incurred interest expense of $2,084,210 compared to interest expense of $1,154,126 for the six months ended June 30, 2025. The increase in interest expense of $930,084 is due to a significant number of notes we have entered into and subsequently converted or modified. For the six months ended June 30, 2026, we incurred a loss on debt extinguishment of $1,075,328 and loss on settlement of liability of $783,868 compared to a loss on debt extinguishment of $12,317,785 and loss on settlement of liability of $2,579,509 for the six months ended June 30, 2025. This is due to a decreased amount of conversions of debt into equity in 2026 and the amended Streeterville loan payable. The decrease in loss on settlement of liability is due to the decrease in the amount of conversions of liabilities to equity by SCC.

Net Loss

Net loss for the six months ended June 30, 2026 amounted to $12,835,048, resulting in a loss per share of $(2.52), compared to a net loss of $23,196,999 for the six months ended June 30, 2025, resulting in a loss per share of $(286,382.70) (adjusted for various reverse stock splits). The decrease in the net loss for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily due to a myriad of decreased expenses that we incurred in the period, such as compensation expense and product development costs as well as a significant decrease in the losses on debt extinguishment and liabilities settlement.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,863,913 for the six months ended June, 2026, as compared to $3,359,662 for the respective period in 2025, an increase of $459,749, which was primarily due to a decrease in net loss of approximately $10.4 million and loss from debt extinguishment of approximately $11.2 million. The remaining change was due to changes in operating assets and liabilities for the respective periods; a decrease in accounts payable of approximately $1.0 million, an increase in prepaid expense and other of approximately $1.9 million, decrease in inventory of approximately $47,000, a increase in accrued expenses of approximately $1 million and increase in accounts receivable of approximately $0.6 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 and 2025 was $0 and $(42,272), respectively. For the six months ended June 30, 2025 this was due to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 and 2025 was $1,312,730 and $8,196,600, respectively, which was due to a decrease in proceeds from working capital loans of approximately $5.4 million and a decrease in proceeds from the issuance of common stock of approximately $2.5 million.

Liquidity and Capital Resources

We are a company still in the growth and acquisition stage and our revenue from operations does not cover our operating expenses. Working capital increased by $897,668 period over period where we had a working capital deficit of $(20,321,313) at December 31, 2025 compared to a working capital deficit balance of $(19,423,645) at June 30, 2026. This working capital increase was due to decreased working capital loans and increase in prepaid expenses. We have funded our operations primarily through the issuance of capital stock, convertible debt, and other securities and will continue so into the near future and beyond.

During the six months ended June 30, 2026, we reduced anticipated cash outflows of $6.9 million through the issuance of common stock in exchange for settlement of our outstanding debt and payables.

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

Promissory Notes – Working Capital

Over the past twelve months, we entered into various working capital notes with a total balance of approximately $21.6 million as of June 30, 2026. The promissory notes have various terms – refer to Note 10 of our condensed consolidated financial statements for the specific terms of each promissory note.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, our CEO and Interim Principal Accounting Officer have concluded that, as of June 30, 2026, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the period ended June 30, 2026, that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II: Other Information

Item 1 - Legal Proceedings

Oddo Development Company

On February 2, 2026, Oddo Development Company, Inc. filed a complaint against American Rebel, Inc. and Champion Safe Company, Inc. in the 10th Judicial District of Johnson County, Kansas (Case No. JO-2026-CV-000301) seeking unpaid rent, fees and expenses related to the 8500 Marshall Drive, Lenexa, Kansas property leased by American Rebel, Inc. This matter was initially settled on March 23, 2026 with all parties entering into a Settlement and Forbearance Agreement; however, the Company has defaulted in required payments due under the Settlement and Forbearance Agreement and is working with Oddo Development Company in an attempt to resolve the default. As of the date of this report, Oddo Development Company has not filed a formal default with the court.

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

Issuances of Securities During the Quarter Ended June 30, 2026

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

On April 28, 2026, the Company issued Streeterville Capital, LLC (“Streeterville”) 405,000 shares of common stock pursuant to an exchange agreement at a per share price of $1.10.

On April 29, 2026, the Company issued Streeterville 202,702 shares of common stock pursuant to an exchange agreement at a per share price of $0.592.

On April 30, 2026, the Company issued Streeterville 816,299 shares of common stock pursuant to an agreement at a per share price of $0.396.

On May 1, 2026, the Company issued Streeterville 542,902 shares of common stock pursuant to an exchange agreement at a per share price of $0.378.

On May 4, 2026, the Company issued Streeterville 534,375 shares of common stock pursuant to an exchange agreement at a per share price of $0.32.

On May 5, 2026, the Company issued Streeterville 1,020,832 shares of common stock pursuant to an exchange agreement at a per share price of $0.24.

On May 5, 2026, the Company issued Streeterville 262,500 shares of common stock pursuant to an exchange agreement at a per share price of $0.24.

On May 6, 2026, the Company issued Streeterville 2,790,436 shares of common stock pursuant to an exchange agreement at a per share price of $0.272.

On June 15, 2026, 1800 Diagonal Lending, LLC (“1800”) converted a portion of the principal amount owed under the December 15, 2025 promissory note into 355,050 shares of common stock at a per share price of $0.0563.

On June 16, 2026, 1800 converted a portion of the principal amount owed under the December 15, 2025 promissory note into 976,389 shares of common stock at a per share price of $0.0563.

On June 17, 2026, the Company issued Streeterville 1,129,031 shares of common stock pursuant to a Series E Preferred exchange agreement at a per share price of $0.093.

On June 17, 2026, 1800 converted $21,814 of the remaining principal amount owed under the December 15, 2025 promissory note into 387,254 shares of common stock at a per share price of $0.05633.

On June 17, 2026, the Company authorized the issuance of 1,340,640 shares of common stock to Streeterville pursuant to an exchange agreement at a per share price of $0.1186.

On June 18, 2026, the Company issued Streeterville 546,601 shares of common stock pursuant to an exchange agreement at a per share price of $0.1427.

On June 22, 2026, the Company issued Streeterville 745,784 shares of common stock pursuant to an exchange agreement at a per share price of $0.1542.

On June 25, 2026, the Company issued Streeterville 762,745 shares of common stock pursuant to an exchange agreement at a per share price of $0.2491.

On June 25, 2026, the Company authorized the issuance of 188,500 shares of common stock to Corey Lambrecht, the Company’s President, COO and a director, upon the conversion of 377 shares of Series A Convertible Preferred Stock.

On June 29, 2026, SCC requested the issuance of 1,350,000 shares of Common Stock to SCC, representing a payment of approximately $72,900.

Subsequent Issuances of Securities After the Quarter Ended June 30, 2026

On July 2, 2026, the Company issued Streeterville 652,254 shares of common stock pursuant to an exchange agreement at a per share price of $0.2683.

On July 13, 2026, the Company issued Agile Capital Funding, LLC 1,069,710 shares of common stock pursuant to an exchange agreement.

On July 15, 2026, the Company issued Streeterville 1,000,000 shares of common stock pursuant to an exchange agreement at a per share price of $0.155.

On July 15, 2026, SCC requested the issuance of 1,000,000 shares of Common Stock to SCC, representing a payment of approximately $113,800.

On July 20, 2026, 1800 converted $40,000 of the principal amount owed under the January 15, 2026 promissory note into 352,035 shares of common stock at a per share price of $0.113625.

On July 21, 2026, 1800 converted $44,990.03 of the principal amount owed under a promissory note into 396,039 shares of common stock at $0.1136.

On July 23, 2026, 1800 converted $24,310.74 of the principal amount owed under a promissory note into 214,003 shares of common stock at $0.1136.

On July 23, 2026, SCC requested the issuance of 1,000,000 shares of Common Stock to SCC, representing a payment of approximately $120,500.

On July 23, 2026, the Company issued Streeterville 700,000 shares of common stock pursuant to an exchange agreement at a per share price of $0.18.

On July 29, 2026, the Company issued Horberg Enterprises LP 386,145 shares of common stock, valued at $0.1321 per share, pursuant to a preferred stock exchange agreement.

On August 6, 2026, SCC requested the issuance of 500,000 shares of Common Stock to SCC, representing a payment of approximately $65,700.

On August 5, 2026, the Company issued GS Capital Partners 59,000 shares of common stock, valued at $0.20 per share, as a commitment fee for a promissory note.

On August 6, 2026, SCC requested the issuance of 500,000 shares of Common Stock to SCC, representing a payment of approximately $65,700.

On August 7, 2026, the Company issued Streeterville 725,221 shares of common stock pursuant to the exchange agreement at a per share price of $0.1862.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2026.

Item 3 – Defaults upon Senior Securities

The Company is in the growth and acquisition stage and, accordingly, has not yet reached profitability from its operations. Since inception, the Company has been engaged in financing activities and executing its plan of operations and incurring costs and expenses related to product development, branding, inventory buildup and product launch. As a result, the Company has continued to incur significant net losses from operations and cash flow difficulties. The Company’s accumulated deficit was ($112,367,197) as of June 30, 2026 and ($99,411,489) as of December 31, 2025. The Company has experienced cash flow restraints and has missed payments due under several financing agreements. To date, the majority of lenders have been working with the Company towards amenable solutions to remedy any issues related to such agreements.

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

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated June 8, 2016, by and among CubeScape, Inc., American Rebel, Inc., and certain individual named therein (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed June 15, 2016)
2.2	Champion Safe Co., Inc. Stock Membership Interest Purchase Agreement dated June 29, 2022 (Incorporated by reference to Exhibit 2.1 to Form 8-K, filed July 6, 2022)
3.1	Second Amended and Restated Articles of Incorporation effective January 22, 2022 (Incorporated by reference to Exhibit 3.4 to Form 10-K, filed March 31, 2022)
3.2	Amended and Restated Bylaws of American Rebel Holdings, Inc. effective as of February 9, 2022 (Incorporated by reference to Exhibit 3.1 to Form 8-K, filed February 15, 2022)
3.3	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-25 Reverse Stock Split (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 26, 2023)
3.4	Certificate of Amendment to the Second Amended and Restated Articles effectuating 1-for-9 Reverse Stock Split (Incorporation by reference to Exhibit 3.1 to Form 8-K filed on September 27, 2024)
3.5	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on March 31, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 28, 2025)
3.6	ARH Sub Operating Guidelines (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 3, 2025)
3.7	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on October 3, 2025 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on September 23, 2025)
3.8	Certificate of Amendment to Second Amended and Restated Articles of Incorporation to be effective on February 2, 2026 (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 22, 2026)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 24, 2020)
4.2	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 3, 2021)
4.3	Amended Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 28, 2021)
4.4	Warrant Agency Agreement with Action Stock Transfer dated February 9, 2022 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed February 10, 2022)
4.5	Armistice Form of New Warrant A (Incorporated by reference to Exhibit 4.1 to Form 8-K/A, filed on September 8, 2023)
4.6	Armistice Form of New Warrant B (Incorporated by reference to Exhibit 4.2 to Form 8-K/A, filed on September 8, 2023)
4.7	Amended and Restated Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed on November 6, 2023)
4.8	Certificate of Designation of Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed on November 6, 2023)
4.9	Certificate of Designation of Series D Convertible Preferred Stock dated May 10, 2024 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 17, 2024)
4.10	Form of Prefunded Warrant (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 10, 2025)
4.11	Form of Series A Warrant (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 10, 2025)
4.12	Form of Series B Warrant (Incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 10, 2025)
4.13	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to Form 8-K filed on April 10, 2025)
4.14	Streeterville Capital OID Note dated June 26, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed July 3, 2025)

Exhibit No.	Description
4.15	Certificate of Designation of Series E Preferred Stock dated August 22, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed August 26, 2025)
4.16	Streeterville Capital Exchange Note dated September 10, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 12, 2025)
4.17	Streeterville Capital Warrant dated September 10, 2025 (Incorporated by reference to Exhibit 4.2 to Form 8-K, filed September 12, 2025)
4.18	Amended Certificate of Designation of Series D Convertible Preferred Stock dated September 24, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K, filed September 25, 2025)
4.19	Amended and Restated Certificate of Designation of Series E Preferred Stock dated March 29, 2026 (Incorporated by reference to Exhibit 4.20 to Form 10-K, filed March 31, 2026)
4.20	Streeterville Capital Secured Convertible Promissory Note dated July 10, 2025 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 21, 2026)
4.21	Second Amended and Restated Series E Preferred Certificate of Designation filed on July 24, 2026 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 4, 2026)
10.1†	Ross Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed March 5, 2021)
10.2†	Grau Employment Agreement dated January 1, 2021 (Incorporated by reference to Exhibit 10. 2 to Form 8-K, filed March 5, 2021)
10.3†	2021 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed March 5, 2021)
10.4†	Ross Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.42 to Form 10-K, filed May 17, 2021)
10.5†	Grau Amendment to Employment Agreement dated April 9, 2021 (Incorporated by reference to Exhibit 10.43 to Form 10-K, filed May 17, 2021)
10.6	Armistice Form of Warrant (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2023)
10.7	Master Brewing Agreement dated August 9, 2023 (Incorporated by reference to Exhibit 10.16 to Form 10-Q filed on August 14, 2023)
10.8†	Lambrecht Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 24, 2023)
10.9†	Ross Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 24, 2023)
10.10†	Grau Amendment No. 2 to Employment Agreement dated November 20, 2023 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 24, 2023)
10.11	Sinks Promissory Note dated June 28, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated July 2, 2024)
10.12	$213,715 OID Note dated November 11, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 15, 2025)
10.13	Agile Lending Subordinated Business Loan and Security Agreement (Incorporated by reference to Exhibit 10.56 to Form 10-K filed on April 9, 2025)
10.14	Alumni Capital Amendment to Securities Purchase Agreement dated December 31, 2024 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 6, 2025)
10.15	Silverback Capital Settlement Agreement and Stipulation dated December 26, 2024 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated January 13, 2025)
10.16	$617,100 OID Note 1 dated January 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated January 13, 2025)
10.17	$123,420 OID Note 2 dated January 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K dated January 13, 2025)
10.18	1800 Diagonal Note dated February 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 14, 2025)
10.19	1800 Diagonal Securities Purchase Agreement dated February 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated February 14, 2025)
10.20	Amendment to Purchase and Exchange Agreement dated February 19, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 21, 2025)

Exhibit No.	Description
10.21	1800 Diagonal Note dated March 3, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 5, 2025)
10.22	1800 Diagonal Securities Purchase Agreement dated March 3, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K dated March 5, 2025)
10.23	Shelor Motor Mile Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 26, 2027 (Incorporated by reference to Exhibit 10.66 to Form 10-K filed on April 9, 2025)
10.24	2025 Stock Incentive Plan dated April 2, 2025 (Incorporated by reference to Exhibit 10.67 to Form 10-K filed on April 9, 2025)
10.25	Silverback Capital Second Settlement Agreement and Stipulation dated April 2, 2025 (Incorporated by reference to Exhibit 10.68 to Form 10-K filed on April 9, 2025)
10.26	OID Note Conversion Agreement dated April 4, 2025 (Incorporated by reference to Exhibit 10.69 to Form 10-K filed on April 9, 2025)
10.27	1800 Diagonal Note dated April 7, 2025 (Incorporated by reference to Exhibit 10.70 to Form 10-K filed on April 9, 2025)
10.28	1800 Diagonal Securities Purchase Agreement dated April 7, 2025 (Incorporated by reference to Exhibit 10.71 to Form 10-K filed on April 9, 2025)
10.29	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 10, 2025)
10.30	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 10, 2025)
10.31	1800 Diagonal Note dated April 10, 2025 Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 14, 2025)
10.32	1800 Diagonal Securities Purchase Agreement dated April 10, 2025 Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 14, 2025)
10.33	Form of OID Note dated May 27, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 30, 2025)
10.34	Bank of America Forbearance Agreement dated May 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2025)
10.35	Streeterville Capital Note Purchase Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2025)
10.36	Streeterville Capital DACA dated June 26, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 3, 2025)
10.37	Streeterville Capital Guaranty dated June 26, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 3, 2025)
10.38	Streeterville Capital Pledge Agreement dated June 26, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 3, 2025)
10.39	1800 Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed July 14, 2025)
10.40	1800 Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed July 14, 2025)
10.41	Boot Note dated July 7, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed July 14, 2025)
10.42	Boot Securities Purchase Agreement dated July 7, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed July 14, 2025)
10.43	OID Note dated July 31, 2025 (Incorporated by reference to Exhibit 10.80 to Form 10-Q filed August 13, 2025)
10.44	Agile Capital Funding Securities Exchange Agreement dated August 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed August 21, 2025)
10.45	Note Purchase Agreement dated August 22, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed August 26, 2025)
10.46	1800 Diagonal Note dated August 25, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed August 28, 2025)
10.47	1800 Diagonal Securities Purchase Agreement dated August 25, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K/A filed August 28, 2025)

Exhibit No.	Description
10.48	FMW Consulting Services Agreement dated August 28, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed September 8, 2025)
10.49	Streeterville Capital Global Amendment dated September 10, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 12, 2025)
10.50	Streeterville Capital Exchange Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 12, 2025)
10.51	Streeterville Capital Guaranty dated September 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 12, 2025)
10.52	Streeterville Capital Security Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed September 12, 2025)
10.53	Streeterville Capital Pledge Agreement dated September 10, 2025 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed September 12, 2025)
10.54	218 LLC Mutual Termination Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed September 15, 2025)
10.55	218 LLC Membership Interest Purchase Agreement dated September 15, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed September 15, 2025)
10.56	218 LLC Promissory Note dated September 15, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed September 15, 2025)
10.57	RAEK Minority Membership Interest Purchase Agreement dated September 30, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 3, 2025)
10.58	Horberg Securities Purchase Agreement dated October 1, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 3, 2025)
10.59	1800 Diagonal Note dated October 14, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed October 17, 2025)
10.60	1800 Diagonal Securities Purchase Agreement dated October 14, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed October 17, 2025)
10.61	Silverback Capital Settlement Agreement and Stipulation dated October 28, 2025 (Incorporated by reference to Exhibit 10.98 to Form 10-Q, filed November 10, 2025)
10.62	Agile Capital Funding Subordinated Business Loan and Security Agreement dated December 4, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed December 12, 2025)
10.63	1800 Note dated December 15, 2025 (Incorporated by references to Exhibit 10.1 to Form 8-K, filed December 23, 2025)
10.64	1800 Securities Purchase Agreement dated December 15, 2025 (Incorporated by references to Exhibit 10.2 to Form 8-K, filed December 23, 2025)
10.65	Boot Note dated December 15, 2025 (Incorporated by references to Exhibit 10.3 to Form 8-K, filed December 23, 2025)
10.66	Boot Securities Purchase Agreement dated December 15, 2025 (Incorporated by references to Exhibit 10.4 to Form 8-K, filed December 23, 2025)
10.67	RAEK Data Option Exercise Notice dated December 26, 2025 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 5, 2026)
10.68	True Speed Enterprises Sponsorship Agreement dated December 31, 2025 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed January 5, 2026)
10.69	Amended and Restated 2025 Stock Incentive Plan dated December 31, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed January 5, 2026)
10.70	Streeterville Exchange Agreement dated January 6, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K, filed January 13, 2026)
10.71	Streeterville Second Exchange Agreement dated January 13, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K, filed January 13, 2026)
10.72	SB Capital Amendment to Settlement Agreement and Stipulation dated January 7, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K, filed January 13, 2026)
10.73	Agile Exchange and Settlement Agreement dated January 12, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K, filed January 13, 2026)
10.74†	Amendment No.1 to Lambrecht Employment Agreement dated January 8, 2026 (Incorporated by reference to Exhibit 10.5 to Form 8-K, filed January 13, 2026)
10.75†	Porter Rescission Agreement dated January 9, 2026 (Incorporated by reference to Exhibit 10.6 to Form 8-K, filed January 13, 2026)
10.76	1800 Diagonal Note dated January 15, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 22, 2026)

Exhibit No.	Description
10.77	1800 Diagonal Securities Purchase Agreement dated January 15, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on January 22, 2026)
10.78	Streeterville Exchange Agreement #3 dated January 16, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on January 22, 2026)
10.79	SB Capital Amendment to Settlement Agreement and Stipulation #2 dated January 20, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on January 22, 2026)
10.80	Form of Streeterville Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 29, 2026)
10.81	Form of Streeterville Series E Preferred Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 6, 2026)
10.82	1800 Diagonal Note dated March 9, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 17, 2026)
10.83	1800 Diagonal Securities Purchase Agreement dated March 9, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 17, 2026)
10.84	Registration Rights Agreement dated March 12, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 17, 2026)
10.85	218 LLC Purchase and Exchange Agreement dated March 19, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 27, 2026)
10.86	Agile Exchange and Settlement Agreement dated March 24, 2026 (Incorporated by reference to Exhibit 10.86 to Form 10-K filed on March 31, 2026)
10.87	Tony Stewart Two Primary Sponsorships Purchase Agreement dated March 30, 2026 (Incorporated by reference to Exhibit 10.87 to Form 10-K filed on March 31, 2026)
10.88	Form of Streeterville Series E Preferred Exchange Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 29, 2026)
10.89	OID Note dated April 10, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 29, 2026)
10.90	Quick Capital Securities Purchase Agreement dated June 9, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2026)
10.91	Quick Capital Note dated June 9, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 18, 2026)
10.92	1800 Diagonal Note dated June 12, 2026 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on June 18, 2026)
10.93	1800 Diagonal Securities Purchase Agreement dated June 12, 2026 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on June 18, 2026)
10.94	1800 Diagonal Note dated June 23, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 2, 2026)
10.95	1800 Diagonal Securities Purchase Agreement dated June 23, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 2, 2026)
10.96	1800 Diagonal Note dated July 6, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 21, 2026)
10.97	1800 Diagonal Securities Purchase Agreement dated July 6, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 21, 2026)
10.98	Streeterville Capital Securities Purchase Agreement dated July 10, 2025 (Incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 21, 2026)
10.99	Streeterville Capital DACA dated July 10, 2025 (Incorporated by reference to Exhibit 10.4 to Form 8-K filed on July 21, 2026)
10.100	Streeterville Capital Guaranty dated July 10, 2025 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 21, 2026)
10.101	Streeterville Capital Security Agreement dated July 10, 2025 (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 21, 2026)
10.102	Streeterville Capital Pledge Agreement dated July 10, 2025 (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 21, 2026)
10.103	Agile Exchange and Settlement Agreement dated July 13, 2026 (Incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 21, 2026)
10.104	Horberg Series D Exchange Agreement dated July 28, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 4, 2026)
10.105	Horberg Series E Exchange Agreement dated July 29, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 4, 2026)
10.106	GS Capital Securities Purchase Agreement dated July 31, 2026 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 7, 2026)
10.107	GS Capital Note dated July 31, 2026 (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 7, 2026)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to Form S-1/A, filed February 3, 2022)
14.2	Whistleblower Policy (Incorporated by reference to Exhibit 14.2 to Form 10-K filed on April 12, 2024)
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Interim Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#**	Certification of Chief Executive Officer and Interim Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Executive Compensation Recovery Policy (Incorporated by reference to Form 10-K/A filed on April 30, 2025)
99.1	American Rebel Presentation dated July 7, 2027 (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 4, 2026)
101.INS#	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB#	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: August 10, 2026

AMERICAN REBEL HOLDINGS, INC.
(Registrant)

By:	/s/ Charles A. Ross, Jr.	By:	/s/ Darin Fielding
	Charles A. Ross, Jr., CEO		Darin Fielding
	(Principal Executive Officer)		Interim Principal Accounting Officer

